Form 10KSB
period 1997-03-31
COLORADO GOLD & SILVER INC
filed 1999-04-09
CIK 354699

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


     Fiscal Year Ended March 31, 1997          Commission file number 0-12139

                          COLORADO GOLD & SILVER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Colorado                      82-0379959
                 ------------------------              -------------------
                 (State of incorporation)              (I.R.S. Employer
                                                       Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: (303)422-8127

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                            --------------------------
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes         No  X
                                                 ---        ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    X

State issuer's revenues for its most recent fiscal year.  $0

There were 64,217,400 shares of the Registrant's no par value common stock outstanding as of March 31, 1997.

The aggregate market value of the 44,426,600 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0. This calculation is based upon the average of the per-share bid ($.00) prices of the stock on March 31, 1997.

This Form 10-K contains 10 pages.

                                     PART 1

Item 1.           BUSINESS

         Development of Business

         Colorado Gold & Silver, Inc. (the Company) was organized under the laws of Colorado on March 3, 1980. The Company was organized for the principal purpose of acquiring, exploring, and, if warranted, developing mineral prospects. The Company became publicly held in October 1981, through a public offering registered on Form S-18.

         Financial Information About Industry Segments

         See "Financial Statements and supplementary Data," Item 7 below.

         Narrative Description of Business

         The Company has been involved in several unsuccessful ventures since its inception.

         The Company's capital resources for the past several years have been primarily provided by M. Coke Reeves, founder and President of the Company, in the form of shareholder advances. Such shareholder advances totalled $888,919 at March 31, 1997. The Company has no active operations at this time but has reclamation obligations in Lake City, Colorado on its remaining 2 claims.

         The Company does not own any patents, trademarks, licenses, franchises, or concessions except mineral interest granted by governmental authorities and private land owners. The Company has no material portion of its business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

         The Company's business is generally not seasonal in nature. The Company has not experienced any such delays in the past.

         The Company is not dependent upon a single customer or a few customers for its products. Backlog is not material to an understanding of the Company's business and the Company has no backlog of orders. During the fiscal year ended March 31, 1997, the Company had no operations in foreign countries.

         At the present time, the existence of environmental laws does neither materially hinder nor adversely affect the Company's business. Capital expenditures relating to environmental control facilities have not been material to the operations of the Company since its inception.

Item 2.           PROPERTIES

         Facilities

         The Company has no offices at this time. Records are maintained at 10200 W. 44th Avenue, #400, Wheat Ridge, CO 80033.

         Mineral Properties

         The following table sets forth relevant information concerning the owned, patented, and unpatented mining claims held by the Company as of March 31, 1997:

                                                      Number
                                  Type of               of
       Name of Claim              Claim               Claims         Gross Acres         Net Acres
-----------------------------------------------------------------------------------------------------

Gladiator Group                   Patented              4                33                 33

Doctor Group                      Patented              4                15                 15


         The Company has not realized any revenues as of its fiscal year ended March 31, 1997 from its mining or joint venture activities.

Item 3.           LEGAL PROCEEDINGS

         As of March 31, 1997, the Company was neither a party nor were any of its properties subject to any material legal proceedings threatened against it.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fiscal year ended March 31, 1997.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock, no par value, began trading on October 26, 1981 and is traded in the over-the-counter market. As of March 31, 1997, there were approximately 2,100 shareholders (this does not include the number of beneficial owners who hold stock in street names and brokerage accounts). No dividends have been paid on the Company's common stock. The Company has no present intention of paying dividends.

         Set forth below is the range of high and low bid prices for the quarters indicated of the shares of common stock the Company has reported by the National Daily Quotation Service (Pink Sheets) or local brokers. The quotations reflected inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.


Quarter Ended                      High              Low
-------------------------------------------------------------

June 30, 1995                      .001              .000

September 30, 1995                 .001              .000

December 31, 1995                  .001              .000

March 31, 1996                     .001              .000

June 30, 1996                      .001              .000

September 30, 1996                 .001              .000

December 31, 1996                  .001              .000

March 31, 1997                     .001              .000


Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Financial Condition and Changes in Financial
                  Condition

                  Liquidity and Capital Resources

         No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources. Its liabilities exceeded assets by $2,235,980.

                  Results of Operations

Year Ended March 31, 1997 Compared to Same Period Ended March 31,
1996

         During the fiscal year ended March 31, 1997, the Company incurred $0 in general and administrative expenses, and accrued $0 for services of officers. In year ended March 31, 1996 the Company incurred $0 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1997 was ($50,000) compared to the 1996 loss on operations of ($50,000) as a result of accrual of interest on debt in both 1997 and 1996.

Year Ended March 31, 1996 Compared to Same Period Ended March 31, 1995

         During the fiscal year ended March 31, 1996, the Company incurred $0 general and administrative expenses, and $0 for services contributed by officers. In the year ended March 31, 1995 the Company incurred $0 in General and Administrative expenses, and $0 for services rendered by officers. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1996 was ($50,000) compared to the 1995 loss on operations of ($50,000) resulting from accrual of interest on debt.

Item 7.           Financial Statements and Supplementary Data

                  Please refer to pages F-1 through F-11.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

         In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

         The audit report by Michael B. Johnson & Co. LLC for the year ended March 31, 1997, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern.

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of March 31, 1997, are as follows:

        Name               Age                  Position

------------------        -----              -------------------------
M. Coke Reeves             85                President, Director
M.R. Reeves                67                Vice President, Director

         The principle occupations of each director and officer of the Company for at least the past five years are as follows:

         M. Coke Reeves has been employed on a full-time basis with the Company as its President since inception in March 1980. Prior to that time, Mr. Reeves had been in the mining and home-building business as Reeves of Texas, Inc. from 1973 to 1980. He has mined tungsten in Nevada as Reeves Mining, Inc. He was involved in the operation of the Gold Bond Mine in Cripple Creek, Colorado through Reeves Minerals, Inc. from 1973 to 1980. He was President and a director and the sole shareholder of the foregoing companies, all of which were sold or discontinued by Mr. Reeves in 1980. He was the President and founder of Bentex Pharmaceutical Company from 1950 to 1971, which was subsequently sold to ICN Pharmaceuticals, Inc. He resigned as Vice-President of ICN Pharmaceuticals in 1973. Prior thereto, he was involved in various businesses associated with coal mining and marketing. Mr. Reeves received a B.A. degree from Westminster College, Fulton, Missouri in 1933.

     M.R. Reeves has been Secretary of the Company since 1984. Mrs. Reeves served as Secretary of Reeves of Texas, Inc., a company involved in the mining and home-building business from 1973 to 1980. From 1960 to 1970, she was employed by Bentex Pharmaceutical Company as a buyer and in charge of its direct mail department.

     M. Coke Reeves and M.R. Reeves are husband and wife.

         The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the

Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       M. Coke Reeves                        President and Director
         b.       M.R. Reeves                           Secretary and Director

         2. For each person, listed by subparagraph letter above:

Number of late              Number of                    Known failures
reports                     transactions not             to file forms
                            reported on a
                            timely basis
-----------------           ------------------           ------------------

a.       none               none                         none

b.       none               none                         none


Item 10.          Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended March 31, 1997. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                      Annual Compensation                                  Awards
Name and           Year           Salary       Bonus          Other Annual                Restricted              Securities
Principal          Ended          ($)          ($)            Compensation                Stock                   Underlying
Position           March                                      ($)                         Award(s)                Options/
                   31                                                                           ($)               SARs (#)
------------------------------------------------------------------------------------------------------------------------------

M. Coke            1995           0            0              0                           0                       0
Reeves,
President
                   -----------------------------------------------------------------------------------------------------------

                   1996           0            0              0                           0                       0
                   -----------------------------------------------------------------------------------------------------------

                   1997           0            0              0                           0                       0
==============================================================================================================================

M.R.               1995           0            0              0                           0                       0
Reeves,
Secretary
                   -----------------------------------------------------------------------------------------------------------

                   1996           0            0              0                           0                       0
                   -----------------------------------------------------------------------------------------------------------

                   1997           0            0              0                           0                       0
                   -----------------------------------------------------------------------------------------------------------


         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)



                            Cash Compensation                                        Security Grants
Name                     Annual               Meeting           Consulting           Number           Number of
                         Retainer             Fees              Fees/Other            of              Securities
                         Fees ($)             ($)               Fees ($)             Shares           Underlying
                                                                                     (#)              Options/SARs(#)
------------------------------------------------------------------------------------------------------------------------

A. Director              0                    0                 0                     0                0
M. Coke Reeves

B. Director              0                    0                 0                     0                0
M.R. Reeves


Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth information, as of March 31, 1997, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                                                                      Percentage of
                                                               Number of              Outstanding
         Name                    Relationship                  Shares Owned           Shares
------------------------------------------------------------------------------------------------------

M. Coke Reeves(1)                President and                 14,790,800             23.03%
                                 Director

M.R. Reeves(1)                   Secretary and                  5,000,000              7.78%
                                 Director

All Officers and                                               19,790,800             30.81%
Directors as a group
(2 persons)

(1)  M. Coke Reeves and M.R. Reeves are husband and wife.


                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:  None

                  2.       Exhibits:


                                      INDEX
                                                      Form 10-K
Regulation                                            Consecutive
S-K Number             Exhibit                        Page Number

------------      ---------------------------         --------------------------
3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      #2-87742-D

3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      #2-87742-D

27.1              Financial Data Schedule             F-12

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COLORADO GOLD & SILVER, INC.
                                            (Registrant)

Date: _______________
                                            /s/ M. Coke Reeves
                                            ------------------------------------
                                            M. Coke Reeves, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            COLORADO GOLD & SILVER, INC.
                                            (Registrant)

Date:  April 7, 1999
                                            /s/ M. Coke Reeves
                                            ------------------------------------
                                            M. Coke Reeves, Director


                                            /s/ M.R. Coke Reeves
                                            ------------------------------------
                                            M.R. Reeves, Director



                                            ------------------------------------
                                            ________________, Director

                          COLORADO GOLD & SILVER, INC.
                         (A Development Stage Company)

                              FINANCIAL STATEMENTS

                          March 31, 1998, 1997 & 1996

                           Michael Johnson & Co., LLC


                          Certified Public Accountants
                        9175 East Kenyon Ave., Suite 100
                             Denver, Colorado 80237


Michael B. Johnson C.P.A.
Member: A.I.C.P.A.                                     Telephone: (303) 796-0099
Colorado Society of C.P.A.s                                  Fax: (303) 796-0137




Board of Directors
Colorado Gold & Silver, Inc.

We have examined the accompanying balance sheet of Colorado Gold & Silver, Inc. (A Development Stage Company) as of March 31, 1998, 1997, and 1996 and the related statements of operations, cash flows, and changes in stockholders' equity for the period March 3, 1980 (inception), through March 31, 1998, and the fiscal years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, its well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the Financial position of Colorado Gold & Silver, Inc. at March 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the period March 3, 1980 (inception), through March 31, 1998, and the fiscal years ended March 31, 1998, 1997 and 1996, in conformity with generally acccepted accounting principles.

As shown in the Financial statements, the company incurred net losses of $50,000 for 1998, 1997, and 1996 and had incurred substantial losses in the prior years. At March 31, 1998, current liabililies exceed current assets by $2,135,980. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be neccessary in the event the company cannot continue in existence.

The financial statements for the years ended March 31, 1980 through March 31, 1992 were audited by other accountants, whose reports dated July 6, 1992 were qualified as to a going concern. They have not performed any auditing procedures since that date.

/s/Michael Johnson & Co. LLC.

Michael Johnson & Co., LLC

Denver, Colorado
February 04, 1999


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                                                        March 31,
 ASSETS                                        1998          1997         1996
--------                                     -------        ------       ------
 Current Assets:
  Cash                                               -            -            -
                                             ---------      -------      -------
 TOTAL ASSETS                                        -            -            -
                                             =========      =======      =======
 LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current Liabilities:
 Accounts payable & Accrued expenses        $  335,058   $  335,058   $  335,058
 Accrued salary, officer                       390,000      390,000      390,000
 Accrued interest payable                      672,003      622,003      572,003
 Shareholder advances                          888,919      888,919      888,919
                                             ---------      -------      -------
Total Current Liabilities                    2,285,980    2,235,980    2,185,980
                                             ----------   ---------    ---------
Shareholders' (Deficit):
 Common stock, no par value;
 authorized 100,000,000 shares;
 issued and outstanding at
 March 31, 1998, 1997 and 1996
 64,217,400 shares                           2,714,603    2,714,603    2,714,603
 Deficit accumulated during the
 development stage                          (5,000,583)  (4,950,583)  (4,900,583)
                                            ----------   ----------   -----------
 Total Shareholders' (Deficit)              (2,285,980)  (2,235,980)  (2,185,980)


 TOTAL LIABILITIES & SHAREHOLDERS' (DEFICIT)         -            -            -
                                             ==========  ==========   ==========


    The accompanying notes are an integral part of the financial statements.




                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998

                                             Cumulative
                                             Amounts from
                                             Inception (March
                                             3, 1980) through                          Year Ended
                                             March 31,1998       March 31,1998       March 31,1997       March 31,1996
                                             ----------------    -------------       -------------       -------------

Costs and Expenses:
 General and administrative,
 including exploration costs                 $    1,892,893                  -                   -                   -
 Interest expense                                   710,069             50,000              50,000              50,000
 Bad debt expense                                     2,500                  -                   -                   -
 Depreciation                                        44,325                  -                   -                   -
Write-down of deferred mine development
 costs, mineral properties, and joint
 ventures advances to estimated net
 realizable value.                                1,227,003                  -                   -                   -
Write-down of milling equipment to
 estimated net realizable value.                    619,365                  -                   -                   -
Write-off of abandoned mineral properties
 and write-off of advance royalties on
 abandoned or expired lease claims.                 210,240                  -                   -                   -
Write-down of inventories to lower of cost
 or market.                                          18,401                  -                   -                   -
Oil and gas dry-hole costs                           25,000                  -                   -                   -
Write-off of deferred mine development
 costs on abandoned mine projects.                  264,238                  -                   -                   -
                                                  ---------           --------       -------------            --------
Operating (Loss)                                 (5,014,034)           (50,000)            (50,000)            (50,000)

Other Income (Expenses):

 Assay services                                      20,041                  -                   -                   -
 Interest income                                    212,754                  -                   -                   -
 Rental income                                       38,238                  -                   -                   -
 Other income                                        32,149                  -                   -                   -
 Loss on dispositions including
  sale of milling equipment and
  abandonments of mine equipment,
  buildings and improvements,
  furniture and equipment and vehicles.            (311,542)                 -                   -                   -
                                                   ---------           --------       -------------            --------
Net (loss) before income taxes
 and extraordinary items.                        (5,022,394)           (50,000)            (50,000)            (50,000)
Provision for income taxes                                -                  -                   -                   -
                                                   ---------           --------       -------------            --------
Net (loss) before extraordinary item             (5,022,394)           (50,000)            (50,000)            (50,000)
                                                   ---------           --------       -------------            --------
Extraordinary item:
  Gain from forgiveness of debt                      21,811                  -                   -                   -
                                                   ---------           --------       -------------            --------
Net (loss)                                       (5,000,583)           (50,000)            (50,000)
                                                   =========           ========       =============            ========
Net (loss) per share:                                                    0.001               0.001               0.001
                                                                       --------       -------------            --------

Weighted average shares outstanding                                 64,217,400          64,217,400          64,217,400
                                                                       ========       =============            ========



    The accompanying notes are an integral part of the financial statements.


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                    (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998


                                                                              Deficit
                                                                              Accumulated
                                                    Common Stock              During The       Total
                                             Number                           Exploration      Shareholders'
                                             of Shares         Amount         Stage            Equity
                                             ---------         ------         -----------      -------------

 Date of inception, March 3, 1980                            $                $               $
 Contributed property from officers
  and directors ($.00786 per share
  as of March 5, 1981)                       28,250,000       222,048                  -           222,048

  Net (loss) for the period from
  inception (March 3, 1980)
  through March 31, 1981                              -             -             (9,293)           (9,293)
                                             ----------       -------             -------          --------
 Balances at March 31, 1981                  28,250,000       222,048             (9,293)          212,755
 Sale of stock to officers and directors
  for cash -
  ($.016 per share as of April 1, 1981)       1,250,000        20,000                  -            20,000
  ($.025 per share as of April 7, 1981)         250,000         6,250                  -             6,250
  ($.025 per share as of April 14, 1981)        250,000         6,250                  -             6,250
 Sale of stock (private placement)
  during June 1981
  ($.05 per share)                            6,000,000       300,000                  -           300,000

Sale of stock in public offering
 ($.10 per share, net of offering costs
 of $.0125 per share as of
 October 26, 1981)                           25,017,900     2,129,473                  -         2,129,473

Net(loss)for the year ended
 March 31, 1982                                       -             -            (18,559)          (18,559)
                                             ----------       -------             -------          --------
 Balances at March 31, 1982                  61,017,900     2,684,021            (27,852)        2,656,169
 Net (loss) for the year ended
  March 31, 1983                                      -             -           (236,492)         (236,492)
                                             ----------       -------             -------          --------
Balances at March 31, 1983                   61,017,900     2,684.021           (264,344)        2,419,677
 Net (loss) for the year ended
  March 31, 1984                                      -             -           (538,995)         (538,995)
                                             ----------       -------             -------          --------
 Balances at March 31, 1984                  61,017,900     2,684,021           (803,339)        1,880,682
 Net (loss) for the year ended
  March 31, 1985                                      -             -           (624,177)         (624,177)
                                             ----------       -------             -------          --------
 Balances at March 31, 1985                  61,017,900     2,684,021         (1,427,516)        1,256,505
  Issuance of restricted stock for cash
  and repayment of advance royalty
  payment made by a former director
  on behalf of the company
  ($.01148 as of March 15, 1986)              1,750,000        20,082                  -            20,082



    The accompanying notes are an integral part of the financial statements.


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998

                                                                 Deficit           Net
                                                                 Accumulated       Unrealized Loss
                                            Common stock         During The        on Noncurrent         Total
                                        Number of                Exploration       Marketable            Shareholders'
                                        Shares       Amount      Stage             Equity Security       Equity
                                        ---------    ------      -----------       ---------------
 Net (loss) for the year ended
  March 31, 1986                             -    $       -      $  (847,308)        $                   $   (847,308)
                                    ----------    ---------       ----------         ---------           -------------
 Balance at March 31, 1986          62,767,900    2,704,103       (2,274,824)                                 429,279
 Issuance of restricted stock for
  services ($.005 per share as of
  March 31, 1987                     1,000,000        5,000                -             -                      5,000
 Net (loss) for the year ended
  March 31, 1987                             -            -         (526,070)                                (526,070)
                                    ----------    ---------       ----------         ---------           -------------
 Balances at March 31, 1987         63,767,900    2,709.103       (2,800,894)            -                    (91,791)
 Net (loss) for the year ended
  March 31, 1988                             -            -         (194,762)            -                   (194,762)
                                    ----------    ---------       ----------         ---------           -------------
 Balances at March 31, 1988         63,767,900    2,709,103       (2,995,656)            -                   (286,553)
 Issuance of restricted stock for
 cash ($.015 per share as
 of November 15, 1988)                 199,500        3,000                -             -                      3,000
 Issuance of restricted stock in
 partial settlement of a disputed
 liability ($.01 per share as
 of March 18, 1989)                    250,000        2,500                -         2,500
 Net (loss) for the year ended
  March 31, 1989                             -            -         (165,082)                                (165,082)
                                    ----------    ---------       ----------         ---------           -------------
 Balances at March 31, 1989         64,217,400    2,714,603       (3,160,738)                                (446,135)
 Net (loss) for the year ended
  March 31, 1990                             -            -         (725,765)                                (725,765)
                                    ----------    ---------       ----------         ---------           -------------
 Balances at March 31, 1990         64,217,400    2,714,603       (3,886,503)   (1,171,900)
 Net (loss) for the year ended
  March 31, 1991                             -            -         (134,961)                                (134,961)
 Net unrealized (loss) on non-current
  marketable equity security                                          (3,276)       (3,276)
                                    ----------    ---------       ----------         ---------           -------------
 Balances at March 31, 1991         64,217,400    2,714,603       (4,021,464)       (3,276)                (1,310,137)
 Net (loss) for the year ended
  March 31, 1992                             -            -         (345,090)                                (345,090)
                                    ----------    ---------       ----------         ---------           -------------
 Balances at March 31, 1992         64,217,400    2,714,603       (4,366,554)       (3,276)                (1,655,227)
                                    ----------    ---------       ----------         ---------           -------------



    The accompanying notes are an integral part of the financial statements.


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998

                                                                      Deficit        Net
                                                                      Accumulated    Unrealized Loss
                                             Common Stock             During The     on Noncurrent       Total
                                        Number of                     Exploration    Marketable          Shareholders'
                                        Shares         Amount         Stage          Equity Security     Equity
                                        ---------      ------         -----------    ---------------     ------------

 Net (loss) for the year ended
  March 31, 1993                             -            -           (383,659)            -                  (383,659)
 Realized (loss) on security                 -            -                  -         3,276                     3,276
                                   -----------    ---------         -----------      -------                -----------
 Balances at March 31, 1993         64,217,400    2,714,603         (4,750,213)            -                (2,035,610)
 Net (loss) for the year ended
  March 31, 1994                             -            -            (50,370)            -                   (50,370)
                                   -----------    ---------         -----------      -------                -----------
 Balances at March 31, 1994         64,217,400    2,714,603         (4,800,583)            -                (2,085,980)
 Net (loss) for the year ended
  March 31, 1995                             -            -            (50,000)            -                   (50,000)
                                   -----------    ---------         -----------      -------                -----------
 Balances at March 31, 1995         64,217,400    2,714,603         (4,850,583)            -                (2,135,980)
 Net (loss) for the year ended
  March 31, 1996                             -            -            (50,000)            -                   (50,000)
                                   -----------    ---------         -----------      -------                -----------
 Balances at March 31, 1996         64,217,400    2,714,603         (4,900,583)            -                (2,185,980)
 Net (loss) for the year ended
  March 31, 1997                             -            -            (50,000)            -                   (50,000)
                                   -----------    ---------         -----------      -------                -----------
 Balances at March 31, 1997         64,217,400    2,714,603         (4,950,583)            -                (2,235,980)
 Net (loss) for the year ended
  March 31, 1998                             -            -            (50,000)            -                   (50,000)
                                   -----------    ---------         -----------      -------                -----------
 Balances at March 31, 1998        64,217,400  $  2,714,603       $ (5,000,583)          $ -             $  (2,285,980)
                                   ===========    =========         ===========      =======                ===========



    The accompanying notes are an integral part of the financial statements.


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998

                                             Cumulative
                                             Amounts From
                                             Inception
                                             (March 3, 1980)
                                             Through                                          Year Ended
                                             March 31, 1998           March 31, 1998         March 31, 1997         March 31, 1996
                                             -------------------------------------------------------------------------------------
 Cash flows from operating activities:
 Net (loss)                                  $   (5,000,583)          $   (50,000)             $   (50,000)        $   (50,000)

 Adjustments to reconcile net loss
  to net cash (used by)
  operating activities:

  Depreciation and amortization                     147,668                     -                        -                   -
  Write-down of deferred mine
    development costs, mineral
    properties and joint venture
    advances to estimated net
    realizable value                              1,227,003                     -                        -                   -
  Write-down of milling equipment
    to estimated net realizable value               619,365                     -                        -                   -
 Write off of abandoned  mineral
  properties and advance royalties                  210,240                     -                        -                   -
 Write-off of deferred mine
    development costs                               264,238                     -                        -                   -
  Loss on disposition of mine
    equipment, furniture and
    equipment, and vehicles                         311,542                     -                        -                   -
  Gain on disposition of
    properly and equipment                          (17,054)                    -                        -                   -
  Oil and Gas dry-hole costs                         25,000                     -                        -                   -
  Bad debt expense                                    2,500                     -                        -                   -
 Decrease in other assets                               555                     -                        -                   -
 (Decrease) Increase in accounts payable            335,058                     -                        -                   -
 Increase in accrued interest payable               672,003                     50,000              50,000              50,000
 Increase in accrued salary, officer                390,000                          -                   -                   -
 (Increase) in miscellaneous receivable              (2,500)                         -                   -                   -
                                                  ----------                    ------              ------              ------
 Total Adjustments                                4,185,618                     50,000              50,000              50,000
                                                  ----------                    ------              ------              ------
 Net cash (used by) operating activities         $ (814,965)                    $    -              $    -             $     -
                                                  ==========                    ======              ======              ======




    The accompanying notes are an integral part of the financial statements.


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998

                                                  Cumulative
                                                  Amounts From
                                                  Inception
                                                  (March 3, 1980)
                                                  Through                                       Year Ended
                                                  March 31, 1998         March 31, 1998         March 31, 1997      March 31, 1996
                                                  ---------------------------------------------------------------------------------
 Cash flows from investing activities:

Proceeds from the disposition
 of property and equipment                        $    86,628              $          -          $          -        $           -

Additions to deferred mine
 development costs                                 (1,257,154)                        -                     -                    -

Acquisition of other property
 and equipment                                     (1,012,523)                        -                     -                    -

(Increase) in other assets                           (235,651)                        -                     -                    -
                                                  ------------                  -------             ---------              -------
Net cash (used by) investing activities            (2,418,700)                        -                     -                    -
                                                  ------------                  -------             ---------              -------
Cash flows from financing activities:

 Proceeds from issuance of
 common stock                                       2,490,055                         -                     -                    -

 Issuance of long-term debt                            81,250                         -                     -                    -

 Advance from an officer                               36,350                         -                     -                    -

Proceeds from other notes payable
 including $14,809 reclassified from
 accounts payable and $1,822 of
 interest expense incurred during the
 March 31, 1991 fiscal year                            43,631                         -                     -                    -

Payment on debt principal including
 $2,000 for debt forgiveness in 1991                  (83,250)                        -                     -                    -

 Repayment of advances from officer                   (36,350)                        -                     -                    -

 Advance to joint venture                            (186,940)                        -                     -                    -

 Shareholder advances                                 888,919                         -                     -                    -
                                                  ------------                  -------             ---------              -------
Net cash provided by
 financing activities                               3,233,665                         -                     -                    -
                                                  ------------                  -------             ---------              -------
Net (decrease) increase in cash and
 cash equivalents                                           -                         -                     -                    -

Beginning cash and cash equivalents                         -                         -                     -                    -
                                                  ------------                  -------             ---------              -------
Ending cash and cash equivalents                            -                         -                     -                    -
                                                  ============                  =======             =========              =======




    The accompanying notes are an integral part of the financial statements.



                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1998

                                   Cumulative
                                   Amounts From
                                   Inception
                                   (March 3, 1980)
                                   Through                                               Year Ended
                                   March 31, 1998             March 31, 1998           March 31, 1997           March 31, 1996
                                   -------------------------------------------------------------------------------------------

Supplemental schedule of non-cash
 investing and financing activities:

 Issuance of stock for property         224,548                            -                        -                        -

Investment in preferred stock
 in exchange for mining claims            4,024                            -                        -                        -

Investment in marketable equity
 security and miscellaneous
 receivable resulting from
 disposition of milling equipment        13,276                            -                        -                        -

Exchange of miscellaneous
 receivable resulting from
 milling equipment held for sale        (10,000)                            -                        -                        -

Supplemental disclosures of cash
 information:

 Cash paid for:
  Interest                               33,211                            -                        -                        -




    The accompanying notes are an integral part of the financial statements.

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           March 31, 1998, 1997 & 1996

Note I - Organization and Summary of Significant Accounting Policies:

Colorado Gold & Silver, Inc. (the Company) was incorporated under the laws of the State of Colorado on March 3, 1980. The Company was organized for the principal purpose of engaging in the business of acquiring, exploring, and if warranted, developing mineral prospects. Activities through March 31, 1992, during which time the Company was in the exploration stage (a development stage company as defined by Statement of Financial Accounting Standards No. 7), consisted principally of organizational activities, including the sale of shares of its common stock, and the acquisition, evaluation, exploration and development of certain mineral properties for future production. Certain of these properties were acquired from certain of the Company's officers and directors.

Cash and Cash Equivalents:

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid-debt investments purchased with a maturity of three months or less to be cash equivalents.

Deferred Mine Development Costs, Mineral Properties and Advance Royalties:

Mineral exploration costs were charged against income as incurred. Costs incurred in developing mining properties for commercial production are capitalized and reflected in the financial statements as deferred mine development costs. Such costs consist primarily of labor, supplies, contract construction services, allocated overhead and capitalized interest related to mine development activities. The Company capitalized deferred mine development costs at March 31, 1985 of $1,001,752 relating to the development of the Company's Colorado mine. The Company had Suspended development of this mine and had written down the development costs to $250,000. During the year ended March 31, 1990, management of the Company made a decision to abandon this Colorado mining project. The Company recorded a loss of $250,000 on the write down of this Colorado deferred mine development cost to its estimated net realizable value. In addition, the management of the Company also abandoned certain of its California deferred mine development costs, which resulted in a loss of $93,386 during the year-end of March 31, 1990.

Costs of mineral properties acquired and advance royalties on expected future production were deferred pending ultimate realization of such production. All such costs will be amortized on a unit-of-production method if commercial production from the Company's mineral properties occurs. Such costs were charged against income when the mineral properties and advance royalties are abandoned.

Other Property and Equipment

Other property and equipment were carried at costs and were depreciated on the straight-line method over their estimated useful lives which were as follows:

 Vehicles                          3 years
 Furniture and equipment           5 years

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           March 31, 1998, 1997 & 1996

Organization Costs:

Organization costs incurred by the Company totaling $5,000 had been capitalized and have been amortized on the straight-line method over a five-year period.

Net (Loss) Per Share:

The net (loss) per common share has been computed oil the basis of the weighted average number of shares of common stock outstanding during the year (64,217,400 in 1998, 1997 and 1996).

Note 2 - Going-Concern consideration:

As shown in the financial statements, thee Company incurred a net loss of $50,000 during the years ended March 31, 1998, 1997 and 1996, and as of March 3 1,1998 the Company's current liabilities exceeded its current assets by $2,285,980.

Working Capital  requirements of the Company have been provided primarily by Mr.
M. Coke Reeves, President of the Company. These factors indicate that the Company may be unable to continue in existence Without future working capital and future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3 - Income Taxes:

As of March 31, 1998, the Company has financial reporting net operating loss carryforwards of approximately $5,000,583 for which the tax effect has not been recognized for financial reporting purposes. The Company also has approximately $4,500,000 of tax net-operating losses available for carry forward to offset future years' taxable income. Such losses expire at various times through 2013, if not utilized earlier.

Note 4 - Related Party Transactions:

Shareholder advances totaling $888,919 at March 31, 1998, 1997 and 1996, respectively, represent advances made to the Company by Mr. M. Coke Reeves, president of the Company. The advances are due oil demand when funds become available to the Company. Advances of $784,621, accrue interest at the rates of certain lending institutions prime rates of interest plus 1 1/4%. The advances have been classified as a current liability in the accompanying financial statements due to the due-on-demand nature of the advances. During the years ended March 31, 1998, 1997 and 1996, interest expense of $50,000 per year related to the shareholder advances was charged to operations and remained unpaid as of the audit date.

Accrued officer salary in the amounts of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1992.