Form 10KSB
period 1998-03-31
COLORADO GOLD & SILVER INC
filed 1999-04-09
CIK 354699

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


     Fiscal Year Ended March 31, 1998          Commission file number 0-12139

                          COLORADO GOLD & SILVER, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Colorado                        82-0379959
                ------------------------               ---------------------
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

                            No Par Value Common Stock
                            -------------------------
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

There were 64,217,400 shares of the Registrant's no par value common stock outstanding as of March 31, 1998.

The aggregate market value of the 44,426,600 shares of voting common stock held by nonaffiliates of the Registrant is approximately $0. This calculation is based upon the average of the per-share bid ($.00) prices of the stock on March 31, 1998.

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

         The Company's capital resources for the past several years have been primarily provided by M. Coke Reeves, founder and President of the Company, in the form of shareholder advances. Such shareholder advances totalled $888,919 at March 31, 1998. The Company has no active operations at this time.

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

         The Company is not dependent upon a single customer or a few customers for its products. Backlog is not material to an understanding of the Company's business and the Company has no backlog of orders. During the fiscal year ended March 31, 1998, the Company had no operations in foreign countries.

         At the present time, the existence of environmental laws does neither materially hinder nor adversely affect Company's business. Capital expenditures relating to the environmental control facilities have not been material to the operations of the Company in the past year.

Item 2.           PROPERTIES

         Facilities

         The Company has no offices at this time. Records are maintained at 10200 W. 44th Avenue, #400, Wheat Ridge, CO 80033.

         Mineral Properties

         The following table sets forth relevant information concerning the owned, patented, and unpatented mining claims held by the Company as of March 31, 1998:

         The Company has not realized any revenues as of its fiscal year ended March 31, 1998 from its mining or joint venture activities.

Item 3.           LEGAL PROCEEDINGS

         As of March 31, 1998, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fiscal year ended March 31, 1998.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock, no par value, began trading on October 26, 1981 and is traded in the over-the-counter market. As of March 31, 1998, there were approximately 2,100 shareholders (this does not include the number of beneficial owners who hold stock in street names and brokerage accounts). No dividends have been paid on the Company's common stock. The Company has no present intention of paying dividends.

         Set forth below is the range of high and low bid prices for the quarters indicated of the shares of common stock the Company has reported by the National Daily Quotation Service (Pink Sheets) or local brokers. The quotations reflected inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.


Quarter Ended                   High               Low
---------------------------------------------------------

June 30, 1996                   .001               .000

September 30, 1996              .001               .000

December 31, 1996               .001               .000

March 31, 1997                  .001               .000

June 30, 1997                   .001               .000

September 30, 1997              .001               .000

December 31, 1997               .001               .000

March 31, 1998                  .001               .000


Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Financial Condition and Changes in Financial
                  Condition

                  Liquidity and Capital Resources

         No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources. Its liabilities exceeded assets by $2,285,980.

                  Results of Operations

Year Ended March 31, 1998 Compared to Same Period Ended March 31, 1997

         During the fiscal year ended March 31, 1998, the Company incurred $0 in general and administrative expenses, and accrued $0 for services of officers. In year ended March 31, 1997 the Company incurred $0 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1998 was ($50,000) from interest accrual compared to the 1997 loss on operations of ($50, 000) as a result of accrual of interest on debt in both 1997 and 1998.


Year Ended March 31, 1997 Compared to Same Period Ended March 31, 1996

         During the fiscal year ended March 31, 1997, the Company incurred $0 general and administrative expenses, and $0 for services contributed by officers. In the year ended March 31, 1996 the Company incurred $0 in General and Administrative expenses, and $0 for services rendered by officers. Loss on operations in year ended March 31, 1997 was ($50,000) compared to the year ended March 31, 1996 loss on operations of ($50,000) in accrual of interest on debt.

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

         The audit report by Michael B. Johnson & Co. LLC for the year ended March 31, 1998, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern.

         The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors and Executive Officers of the
                  Registrant and Compliance with Section 16(a)

         The directors and executive officers of the Company as of March 31, 1998, are as follows:

       Name                           Age                  Position

-----------------                     ---               ------------------------
M. Coke Reeves                        86                President, Director
M.R. Reeves                           68                Vice President, Director

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

     M.Coke Reeves and M.R. Reeves are husband and wife.

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

         1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

         a.       M. Coke Reeves                     President and Director
         b.       M.R. Reeves                        Secretary and Director

         2. For each person, listed by subparagraph letter above:

Number of late               Number of                     Known failures
reports                      transactions not              to file forms
                             reported on a
                             timely basis
---------------              ------------------            ---------------

a.       none                none                          none

b.       none                none                          none


Item 10.          Executive Compensation

         The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended March 31, 1998. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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



                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                        Annual Compensation                           Awards
Name and              Year           Salary        Bonus        Other Annual       Restricted       Securities
Principal             Ended          ($)           ($)          Compensation       Stock            Underlying
Position              March                                     ($)                Award(s)         Options/
                      31                                                           ($)              SARs (#)
------------------------------------------------------------------------------------------------------------------

M. Coke               1996           0             0            0                  0                0
Reeves,
President
                      --------------------------------------------------------------------------------------------

                      1997           0             0            0                  0                0
                      --------------------------------------------------------------------------------------------

                      1998           0             0            0                  0                0
==================================================================================================================

M.R.                  1996           0             0            0                  0                0
Reeves,
Secretary
                      --------------------------------------------------------------------------------------------

                      1997           0             0            0                  0                0
                      --------------------------------------------------------------------------------------------

                      1998           0             0            0                  0                0
                      --------------------------------------------------------------------------------------------



         Option/SAR Grants Table (None)

         Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)


                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                          Cash Compensation                                  Security Grants
Name                   Annual           Meeting           Consulting         Number        Number of
                       Retainer         Fees              Fees/Other         of            Securities
                       Fees ($)         ($)               Fees ($)           Shares        Underlying
                                                                             (#)           Options/SARs(#)
-------------------------------------------------------------------------------------------------------------

A. Director            0                0                 0                  0             0
M. Coke Reeves

B. Director            0                0                 0                  0             0
M.R. Reeves



Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management

         The following table sets forth information, as of March 31, 1998, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                                                            Percentage of
                                                     Number of              Outstanding
         Name                 Relationship           Shares Owned           Shares
--------------------------------------------------------------------------------------------

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

(1)  M. Coke Reeves and M.R. Reeves are husband and wife.


                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K

                  The following documents are filed as part of this report:

                  1.       Reports on Form 8-K:  None

                  2.       Exhibits:


                                      INDEX
                                                      Form 10-K
Regulation                                            Consecutive
S-K Number               Exhibit                      Page Number
-------------     -------------------------           --------------------------
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

Note 2 - Going-Concern consideration:

As shown in the financial statements, the Company incurred a net loss of $50,000 during the years ended March 31, 1998, 1997 and 1996, and as of March 3 1,1998 the Company's current liabilities exceeded its current assets by $2,285,980.

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