Form 10QSB
period 1998-06-30
COLORADO GOLD & SILVER INC
filed 1999-04-20
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 1998                                              0-12139


                          COLORADO GOLD & SILVER, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                    82-0379959
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes          No   X
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  64,217,400 common shares as of June 30, 1998

Part I:  FINANCIAL INFORMATION



                                           COLORADO GOLD & SILVER, INC.
                                           (A Development Stage Company)

                                                   BALANCE SHEET

                                                    (Unaudited)



                                                             ASSETS
                                                                June 30,                          March 31,
                                                                1998                              1998

Current

Cash and cash equivalents                                       $                             0   $                             0

Total current assets                                                                          0                                 0
                                                              ---------------------------------------------------------------------

TOTAL ASSETS                                                    $                             0   $                             0
                                                              =====================================================================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable & Accrued
expenses                                                                                335,058                           335,058
Accrued salary, officer                                                                 390,000                           390,000
Accrued interest payable                                                                672,003                           672,003
Shareholder advances                                                                    888,919                           888,919
                                                              ---------------------------------------------------------------------

Total current liabilities                                                             2,285,980                         2,285,980
                                                              ---------------------------------------------------------------------

                                                      STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value;
1,000,000,000 shares authorized;
64,217,400 issued and outstanding                                                     2,714,603                         2,714,603

Retained earnings (deficit)                                                         (5,000,583)                       (5,000,583)
                                                              ---------------------------------------------------------------------

                                                                                      2,285,980                         2,285,980
                                                              ---------------------------------------------------------------------

                                                                $                             0   $                             0
                                                              =====================================================================








                                   The accompanying notes are an integral part of the financial statements.


                                                                 F-1



                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                Three Months Ending                      Three Months Ending
                                                June 30, 1998                            June 30, 1997

Revenue & interest                                        $0                                       $0
                                             ----------------------------------------------------------------------

Expenses, general and
administrative                                             0                                        0
                                             ----------------------------------------------------------------------

Provision for income taxes                                 0                                        0
                                             ----------------------------------------------------------------------

Net income (loss) for period                               0                                        0
                                             ----------------------------------------------------------------------

Net income (loss) per share                               $0                                       $0
                                             ======================================================================

Weighted average number of common
shares outstanding                                64,217,400                               64,217,400
                                             ======================================================================







                                             The accompanying notes are an integral part of the financial statements.


                                                                      F-2



                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                           Three months ended
                                            -----------------------------------------------------------

                                            June 30, 1998                       June 30, 1997
                                            -----------------------------------------------------------

Cash flows from operating activities
Net income (loss)
Adjustments to reconcile net income                    0                                    0
(loss) to net cash provided (used) by
operating activities:
Amortization
Rent                                                   0                                    0
Changes in:                                            0                                    0
Accounts payable                                       0                                    0
Accounts payable - related parties                     0                                    0

                                                       0                                    0
                                            -----------------------------------------------------------

Cash provided (used) by operating
activities                                             0                                    0
                                            ===========================================================

Cash at beginning of period                            0                                    0
                                            ===========================================================

Cash at end of period                            $     0                                    0
                                            ===========================================================


                                                  The accompanying notes are an integral part of the financial statements.

                                                                           F-3

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note I - Organization and Summary of Significant Accounting
Policies:

Colorado Gold & Silver, Inc. (the Company) was incorporated under the laws ofthe State of Colorado on March 3, 1980. The Company was organized for the principal purpose of engaging in the business of acquiring, exploring, and if warranted, developing mineral prospects. Activities through March 31, 1992, during which time the Company was in the exploration stage (a development stage company as defined by Statement of Financial Accounting Standards No. 7), consisted principally of organizational activities, including the sale of shares of its common stock, and the acquisition, evaluation, exploration and development of certain mineral properties for future production. Certain of these properties were acquired from certain of the Company's officers and directors.

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

Net (Loss) Per Share:

The net (loss) per common  share has been  computed on the basis of the weighted
average  number  of  shares  of  common  stock   outstanding   during  the  year
(64,217,400).

Note 2 - Going-Concern consideration:

As shown in the financial statements, the Company incurred a net loss of $50,000 during the years ended March 31, 1998, 1997 and 1996, and as of June 30, 1998 the Company's current liabilities exceeded its current assets by $2,285,980.

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

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had experienced expenses for the three month period of $0 in 1998 and $0 in 1997. The Company had no revenues for the period in 1998 or 1997. The Company recorded no income/loss for the period in 1997 compared to $0 income/loss in the same period 1998. The Company losses will continue until income can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock. The liabilities exceeded assets by $2,285,980.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 1999



                                              COLORADO GOLD & SILVER, INC.


                                              /s/ M. Coke Reeves
                                              -----------------------------
                                              President