Form 10QSB
period 1998-09-30
COLORADO GOLD & SILVER INC
filed 1999-04-20
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                  Commission File Number
-------------------                                ----------------------
September 30, 1998                                        0-12139


                          COLORADO GOLD & SILVER, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


              Colorado                                    82-0379959
     ------------------------                             -------------------
     (State of incorporation)                             (I.R.S. Employer
                                                          Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
           -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                Yes          No   X
                                   ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                64,217,400 common shares as of September 30, 1998

Part I:  FINANCIAL INFORMATION



                                           COLORADO GOLD & SILVER, INC.
                                           (A Development Stage Company)

                                                   BALANCE SHEET

                                                    (Unaudited)



                                                             ASSETS
                                                                September 30,                     September 31,
                                                                1998                              1998

Current

Cash and cash equivalents                                       $           0                  $              0

Total current assets                                                        0                                 0
                                                              ----------------------------------------------------

TOTAL ASSETS                                                    $           0                  $              0
                                                              ====================================================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable & Accrued
Expenses                                                              335,058                           335,058
Accrued salary, officer                                               390,000                           390,000
Accrued interest payable                                              672,003                           672,003
Shareholder advances                                                  888,919                           888,919
                                                              ----------------------------------------------------

Total current liabilities                                           2,285,980                         2,285,980
                                                              ----------------------------------------------------

                                                      STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value;
1,000,000,000 shares authorized;
64,217,400 issued and outstanding                                   2,714,603                         2,714,603

Retained earnings (deficit)                                        (5,000,583)                       (5,000,583)
                                                              ----------------------------------------------------

                                                                    2,285,980                         2,285,980
                                                              ----------------------------------------------------

                                                                $           0                  $              0
                                                              ====================================================





The accompanying notes are an integral part of the financial statements.




                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                      Three months ending                              Six months ending
                                               Sept. 30                Sept. 30                 Sept. 30,               Sept. 30,
                                               1998                    1997                     1998                    1997

Revenue & interest                                 $0                       $0                      $0                      $0
                                        --------------------------------------------------------------------------------------------

Expenses, general and
administrative                                      0                        0                       0                       0
                                        --------------------------------------------------------------------------------------------

Management fees                                     0                        0                       0                       0
                                        --------------------------------------------------------------------------------------------

Loss before the following:                          0                        0                       0
Unauthorized distribution
Gain on Settlement of debt                          0                        0                       0
                                        --------------------------------------------------------------------------------------------

Net income (loss) for period                        0                        0                       0                       0
                                        --------------------------------------------------------------------------------------------

Net income (loss) per share                         0                        0                       0                       0
                                        ============================================================================================

Weighted average number of
common shares outstanding
                                           64,217,400               64,217,400              64,217,400              64,217,400
                                        ============================================================================================



The accompanying notes are an integral part of the financial statements.



                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                     Three months ended
                                                      --------------------------------------------------------------------------

                                                         Sept. 30, 1998                      Sept. 30, 1997
                                                      --------------------------------------------------------------------------

Cash flows from operating activities                                0                                    0
Net income gain                                                     0                                    0
Adjustments to reconcile net income                                 0
(loss) to net cash provided (used) by
operating activities
Accounts payable                                                    0                                    0
Management fees                                                     0                                    0
Amortization                                                        0                                    0
Changes in non-cash items:                                          0                                    0
Accounts payable                                                    0                                    0
                                                      --------------------------------------------------------------------------

Net cash used in operating activities                               0                                    0
                                                      ==========================================================================

Cash flows to investing activities                                  0                                    0
Organization costs
                                                      ==========================================================================

Net cash used in investing activities:                              -                                    -
                                                      ==========================================================================

Cash flows to financing activties:
Proceeds from issuance of common stock                              -                                    -
Payment of offering costs                                           -                                    -
Contributed capital                                                 -                                    -
                                                      ==========================================================================

Net cash provided by financing
activities                                                          -                                    -
                                                      ==========================================================================

Net increase in cash                                                -                                    -
                                                      ==========================================================================

Cash at beginning of period                                         0                                    0
                                                      ==========================================================================

Cash at end of period                                       $       0                           $        0
                                                      ==========================================================================




       The accompanying notes are an integral part of the financial statements.

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note I - INTERIM REPORTING:

These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropirate for their purposes. While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, result of operations, and changes in cash flows for the interim period presented. It is suggested that these financial statements be read in conjunction with the December 31, 1997 audited financial statements and notes thereon.

Note 2 - Organization and Summary of Significant Accounting
Policies:

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

Other Property and Equipment

Other property and equipment were carried at costs and were depreciated on the straight-line method over their estimated useful lives which were as follows:

         Vehicles                                    3 years
         Furniture and equipment                     5 years

Going Concern:

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations.

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate a merger candidate and ultimately, achieve profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Organization Costs:

Organization costs are being amortized over a 60-month period using the straight-line method.

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Net (Loss) Per Share:

Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Fuly diluted and primary earnings per common share are the same amounts for each of the periods presented. Dilutive common stock equivalents consist of stock warrants. In loss periods dilutive common stock equivalent shares are excluded as the effect would be antidilutive.

Note 3 - Going-Concern consideration:

As shown in the financial statements, the Company incurred a net loss of $50,000 during the years ended March 31, 1998, 1997 and 1996, and as of March 31, 1998 the Company's current liabilities exceeded its current assets by $2,285,980.

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


Note 4 - Income Taxes:

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

Note 5 - Related Party Transactions:

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE SAME PERIOD IN 1997.

The Company had no revenues from operations for the six month period in 1998 or in 1997. The Company incurred $0 in operating expenses in the period in 1998, and no profit or loss compared to no expenses in 1997. In the period in 1997 and 1998, the Company had no income or loss.

Losses on operations may continue until business revenues can be achieved of which there is no assurance.

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

Date: April 14, 1999



                                                    COLORADO GOLD & SILVER, INC.


                                                    /s/ M. Coke Reeves
                                                    ---------------------------
                                                    President