Form 10QSB
period 1998-12-31
COLORADO GOLD & SILVER INC
filed 1999-04-20
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                  Commission File Number
-----------------                                  ----------------------
December 31, 1998                                          0-12139


                          COLORADO GOLD & SILVER, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                                82-0379959
         ------------------------                      -------------------
         (State of incorporation)                      (I.R.S. Employer
                                                       Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                             Yes          No    X
                                --------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                64,217,400 common shares as of December 31, 1998

Part I:  FINANCIAL INFORMATION


                                           COLORADO GOLD & SILVER, INC.
                                           (A Development Stage Company)


                                                  BALANCE SHEETS
                                              (Unaudited--See Note 1)



                                     ASSETS
                                                                December 31,                   March 31,
                                                                1998                           1998
                                                                ------------                   ---------
Current

Cash and cash equivalents                                       $         0               $            0

Total current assets                                                      0                            0
                                                              ---------------------------------------------

TOTAL ASSETS                                                    $         0               $            0
                                                              =============================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable & Accrued
expenses                                                            335,058                      335,058
Accrued salary, officer                                             390,000                      390,000
Accrued interest payable                                            672,003                      672,003
Shareholder advances                                                888,919                      888,919
                                                              ---------------------------------------------

Total current liabilities                                         2,285,980                    2,285,980
                                                              ---------------------------------------------

                              STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value;
1,000,000,000 shares authorized;
64,217,400 issued and outstanding                                 2,714,603                    2,714,603

Retained earnings (deficit)                                      (5,000,583)                  (5,000,583)
                                                              ---------------------------------------------

                                                                  2,285,980                    2,285,980
                                                              ---------------------------------------------

                                                                $         0   $                        0
                                                              =============================================




                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                           COLORADO GOLD & SILVER, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                                       for the three and nine month periods
                                         ended December 31, 1998 and 1997
                                             (Unaudited - See Note 1)


                                                              Three months ending            Nine months ending
                                                                  December 31,                  December 31,
                                                                  ------------                  ------------
                                                              1998           1997            1998           1997
                                                              ----           ----            ----           ----

Expenses

 Amortization                                               $-              $-              $-             $-

 General & Admin
Expenses                                                     -               -               0              -

 Management fees                                            $0              $-              $0             $-
                                                   ---------------------------------------------------------------

Loss before the following:                                  $0               -               0              -
Unauthorized distribution                                    -               -               -              -
Gain on Settlement of debt                                                   -               0              -
                                                   ---------------------------------------------------------------

Net income (loss) for the
period                                                       0               -               0              -
                                                   ===============================================================

Net income per share                                         -               -               -              -
                                                   ===============================================================

Weighted average number of
common shares outstanding                           64,217,400      64,217,400      64,217,400     64,217,400
                                                   ===============================================================



                                              SEE ACCOMPANYING NOTES
                                                        F-2



                     THE OHIO & SOUTHWESTERN ENERGY COMPANY
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
              for the nine months ended December 31, 1998 and 1997
                  and (Date of Inception) to December 31, 1998
                            (Unaudited - See Note 1)
                                                                                Nine months ended
                                                                                -----------------
                                                                   December 31,                 December 31,
                                                                   1998                         1997
                                                                 ---------------------------------------------

Cash flow to operating activities:
Net gain (loss)                                                    $ 0                          $ 0

Adjustments to reconcile net loss
to net cash used in operations
Accounts payable
Management fees                                                    -                            -
Amortization                                                       -                            -
Changes in non-cash items:                                         -                            -
Accounts payable
                                                                   -                            -
                                                                 ---------------------------------------------

Net cash used in operating
activities                                                         -                            -
                                                                 ---------------------------------------------

Cash flows to investing
activities                                                         -                            -
Organization costs
                                                                 ---------------------------------------------

Net cash used in investing
activities:                                                        -                            -
                                                                 ---------------------------------------------

Cash flows to financing activities:
Proceeds from issuance of common
stock                                                              -                            -
Payment of offering costs                                          -                            -
Contributed capital                                                -                            -
                                                                 ---------------------------------------------

Net cash provided by financing
activities                                                         -                            -
                                                                 ---------------------------------------------

Net increase in cash                                               -                            -

Cash, beginning of period                                          -                            -
                                                                 ---------------------------------------------

Cash, end of period                                                $-                           $-
                                                                 =============================================




                             SEE ACCOMPANYING NOTES
                                       F-5

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

Note 2 - Going-Concern consideration:

As shown in the financial statements, the Company incurred a net loss of $50,000 during the years ended March 31, 1998, 1997 and 1996, and as of March 31,1998 the Company's current liabilities exceeded its current assets by $2,285,980.

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

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 4 - Related Party Transactions:

Shareholder advances totaling $888,919 at March 31, 1998, 1997 and 1996, respectively, represent advances made to the Company by Mr. M. Coke Reeves, president of the Company. The advances are due on demand when funds become available to the Company. Advances of $784,621, accrue interest at the rates of certain lending institutions prime rates of interest plus 1 1/4%. The advances have been classified as a current liability in the accompanying financial statements due to the due-on-demand nature of the advances. During the years ended March 31, 1998, 1997 and 1996, interest expense of $50,000 per year related to the shareholder advances was charged to operations and remained unpaid as of the audit date.

Accrued officer salary in the amounts of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1992.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD IN 1998 COMPARED TO
THE SAME PERIOD IN 1997.

The Company experienced expenses for the three month period of $7,000 in 1998 and $0 in 1997. The Company had no revenues for the period in 1998 or 1997. The Company recorded no income for the period in 1997 but had a net income of $8,464 in the same period 1998 due to a gain on settlement of debt of $15,464. The Company losses may continue until income can be achieved through business operations. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 30, 1998, COMPARED TO THE SAME PERIOD IN 1997.

The Company had no revenues from operations for the nine month period in 1998 or in 1997. The Company incurred $0 in operating expenses in the period in 1998, resulting in an operating loss of $0 compared to no expenses in 1997 and no profit or loss. The expenses in the 1998 period were incurred for reporting costs and investigation services of the President related to seeking an acquisition. The Company had net income of $0 in the period in 1998 as a result of the settlement of $0 in debt. In the period in 1997, the Company had no income or loss.

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

Date: April 14, 1999



                                            COLORADO GOLD & SILVER, INC.


                                            /s/ M. Coke Reeves
                                            ------------------------------------
                                            President