Form 10KSB
period 1999-03-31
COLORADO GOLD & SILVER INC
filed 1999-07-12
CIK 354699

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       The Securities Exchange Act of 1934


         Fiscal Year Ended March 31, 1999 Commission file number 0-10065

                          COLORADO GOLD & SILVER, INC.
             (Exact name of registrant as specified in its charter)

                            Colorado           82-0379959
                    (State of incorporation) (I.R.S. Employer
                                             Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127

           Securities registered pursuant to Section 12(g) of the Act:

                            No Par Value Common Stock
                               Title of each class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No ___
                                               ---
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---
State issuer's revenues for its most recent fiscal year.  $0

There were 64,217,400 shares of the Registrant's no par value common stock outstanding as of March 31, 1999.

The aggregate market value of the 44,426,600 shares of voting common stock held by nonaffiliates of the Registrant is approximately $4,442.66. This calculation is based upon the per-share bid ($.0001) prices of the stock on March 31, 1999. This Form 10-K contains pages.

                               TABLE OF CONTENTS
PART I                                                                     Page
------                                                                     ----

      Item 1.  Description of business                                     3
      Item 2.  Description of Property                                     5
      Item 3.  Legal Proceedings                                           5
      Item 4.  Submission                                                  5

PART II
-------

      Item 5.  Market for Common Equity and Related Stockholder Matters    5
      Item 6.  Management's Discussion and Analysis or Plan of Operation   6
      Item 7.  Financial Statements                                        7
      Item 8. Changes in and Disagreements With Accountants on Accounting 7 And Financial Disclosure

PART III
--------

      Item 9.  Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the Exchange Act  8
      Item 10. Executive Compensation                                      9
      Item 11. Security Ownership of Certain Beneficial Owners and
               Management                                                  11

PART IV
-------

      Item 12. Certain Relationships and Related Transactions              11
      Item 13. Exhibits and Reports on Form 8-K                            12

SIGNATURES
----------

                                           PART I
                                           ------


Item 1.     BUSINESS
            --------

Development of Business
-----------------------


Colorado Gold & Silver, Inc. (the Company) was organized under the laws of Colorado on March 3, 1980. The Company was organized for the principal purpose of acquiring, exploring, and, if warranted, developing mineral prospects. The Company became publicly held in October 1981, through a public offering registered on Form S-18.

Financial Information About Industry Segments
---------------------------------------------

See "Financial Statements and supplementary Data," Item 7 below.

Narrative Description of Business
---------------------------------

The Company has been involved in several unsuccessful ventures since its inception.

The Company's capital resources for the past several years have been primarily provided by M. Coke Reeves, founder and President of the Company, in the form of shareholder advances. Such shareholder advances totaled $888,919 at March 31, 1998. The Company has no active operations at this time.

The Company does not own any patents, trademarks, licenses, franchises, or concessions except mineral interest granted by governmental authorities and private land owners. The Company has no material portion of its business which may be subject to renegotiations of profits or termination of contracts or subcontracts at the election of the government.

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

      A. On November 28, 1998, the Company canceled a Plan and agreement of reorganization with Contract Power, Inc. for non-performance.

      B. The company subsequently attempted to negotiate a Share Exchange agreement with shareholders of Progressive Telecommunications Corporation (PTC), subject to receipt of shareholder consent by PTC shareholders and subject to several conditions including payment of a deposit and due diligence review. The contract was never finalized, and the conditions precedent could not be met and negotiations were terminated.

      C. New Business Focus. The Company has ceased all efforts within the mining and minerals industry. The Company has determined that it will seek an acquisition or merger within the Internet-related industry, and that it will make no further efforts within the mining or minerals industry. The Company has no expertise in Internet-related matters and has no capital at this time. The company has no revenues whatsoever at this date.

The company will pursue the acquisition of development stage Internet-related companies and technologies. It is not anticipated that any of the companies acquired will have significant operating or financial histories and, in all likelihood, will be unprofitable with significant losses and negative shareholders equity. If technology is acquired, it most likely will be development stage with little or no revenue and no history of sales.

The company would intend to be an "incubator" of such Internet - related endeavors to take them into the stage of marketing and an attempt to generate revenue.

At this time, management has no expertise in Internet-related technology or marketing Internet-related matters and will be in competition with numerous larger competitors for management and technical expertise.

Shareholders may not be afforded a vote on the companies acquired or upon technologies acquired, and the company does not intend to seek shareholder approval for acquisitions within such business areas, unless required to do so, if it were ever to achieve an exchange listing.

The  new   business   focus  will  require  an  amendment  to  the  Articles  of
Incorporation, which is being requested in a Proxy Statement for a shareholders meeting.

The Company has no funds or source of funds to accomplish such new business plan, and there is no assurance any funds will be available from any source, debt, or equity to facilitate even a portion of such business plan. The Company will ask shareholders to approve a change of name.

      D. Contemplated Reverse Split. The Company contemplates up to a one for 200 share reverse split to be effected through a Special Meeting of Shareholders. The Board of Directors has approved a resolution for the reverse split to be submitted to shareholders.

      E. The Company has settled, as of March 31, 1999, debts to officers of $1,560,922 for cash advances in consideration of $25,000 cash and a note for $75,000 payable over twelve months in quarterly installments without interest.

      F. The Company has issued additional shares of common stock (35,782,600 shares) for consideration of services rendered in the reorganization, settlement of debt, and preparation of the SEC reports to bring the Company current.

      G. The Company also proposes to change its name and to allow up to nine directors through an amendment to the 'Articles of Incorporation being requested in a Proxy Statement for a Shareholders Meeting.


Item 2.     PROPERTIES
            ----------


Facilities
----------

The Company has no offices at this time. Records are maintained at 10200 W. 44th Avenue, #400, Wheat Ridge, CO 80033.

Real Property
-------------

None

Mineral Properties
------------------

None

Item 3.     LEGAL PROCEEDINGS
            -----------------

As of March 31, 1999, the Company was not a party nor were any of its properties subject to any legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------


No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during the fiscal year ended March 31, 1999.
                                    PART II
                                    -------

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            -------------------------------------------------------------
            MATTERS
            -------
The Company's common stock, no par value, began trading on October 26, 1981 and is traded in the over-the-counter market. As of March 31, 1999, there were approximately 2,100 shareholders (this does not include the number of beneficial owners who hold stock in street names and brokerage accounts). No dividends have been paid on the Company's common stock. The Company has no present intention of paying dividends.

Set forth below is the range of high and low bid prices for the quarters indicated of the shares of common stock the Company has reported by the National Daily Quotation Service (Pink Sheets) or local brokers. The quotations reflected inter-dealer prices without retail markup, markdown, or commission and may not necessarily represent actual transactions.
Quarter Ended                                High                  Low
-------------------------------------------------------------------------------
June 30, 1997                                .001                 .000
September 30, 1997                           .001                 .000
December 31, 1997                            .001                 .000
March 31, 1998                               .001                 .000
June 30, 1998                                .001                 .000
September 30, 1998                           .001                 .000
December 31, 1998                            .001                 .000
March 31, 1999                               .001                 .000

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------
Financial Condition and Changes in Financial Condition
------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

      No operations were conducted and no revenues were generated in the fiscal year. The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources. Its liabilities exceeded assets by $850,058.

Results of Operations
---------------------

Year Ended March 31, 1999 Compared to Same Period Ended March 31, 1998.

The Company had no revenues or operations for the year ended March 31, 1999. While the company sought other business opportunities in the year, its attempts to acquire any were unsuccessful. The company incurred $25,000 in legal fees and expenses in bringing the Company's corporate matters current, and for contract negotations. At March 31, 1999 the Company settled $1,580,922 in debt to its President and Director, Coke Reeves, for a $100,000 note, which resulted in an extraordinary gain of $1,480,922.

In the year ended March 31, 1999 the company had an operating loss of ($25,000) for legal expenses, compared to the prior year loss of ($50,000) from accrual of interest on debt. The company recognized an extraordinary gain in the fiscal year ended March 31, 1999 in the amount of $1,480,922 from the settlement of debt which resulted in a net gain of $1,435,922 for the year. In the fiscal year ended March 31, 1998 the company had no revenue and no extraordinary gain and showed a net loss of ($50,0000)from interest accrual. Net gain per share in year ended March 31, 1999 was $.02 per share compared to a loss in the prior fiscal year of ($.0001).

The Company does not expect there to be a similar extraordinary gain in the future, except that subsequent to year end, an agreement was reached with Coke Reeves president, for forgiveness of $390,000 in salary accruals under certain circumstances, of which there is no assurance. The Company otherwise can be expected to incur operation losses in seeking other business opportunities.

Year Ended March 31, 1998 Compared to Same Period Ended March 31, 1997

     During the fiscal year ended March 31, 1998, the Company incurred $0 in general and administrative expenses, and accrued $0 for services of officers. In year ended March 31, 1997 the Company incurred $0 in General and Administrative expenses, and $0 for services rendered by officers. At present, the Company has no business income or operations. Loss on operations in 1998 was ($50,000) from interest accrual compared to the 1997 loss on operations of ($50,000) as a result of accrual on debt of interest on debt in 1997.

      Year 2000 issues "Year 2000 problems) result primarily from the inability of some computer software to properly store, recall or use data after December 31, 1999. The Company is engaged primarily in organizational and fund raising activities and accordingly, does not rely on information technology ("IT") systems. Accordingly, the Company does not believe that it will be materially affected by Year 2000 problems. The Company relies on non-IT systems that may suffer from Year 2000 problems including telephone systems, facsimile and other office machines. Moreover, the Company relies on third-parties that may suffer from Year 2000 problems that could affect the Company's minimal operations, the Company does not believe that such non-IT systems or third-party Year 2000 problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. Consequently, the Company does not currently intend to conduct a readiness assessment of Year 2000 problems or develop a detained contingency plan with respect to Year 2000 problems that may affect the Company or third-parties.

      The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 7.     Financial Statements and Supplementary Data
            -------------------------------------------

      Please refer to pages F-1 through F-11.

Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure
            -------------------------------------------------------------------

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

                                   PART III
                                   --------

Item 9.     Directors and Executive Officers of the  Registrant and Compliance
            -------------------------------------------------------------------
            with Section 16(a)
            ------------------
      The directors and executive officers of the Company as of March 31, 1999, are as follows:

Name                    Age         Position
----                    ---         --------

M. Coke Reeves          86          President, Director
M.R. Reeves             68          Vice President, Director

      The principle occupations of each director and officer of the Company for at least the past five years are as follows:

      M. Coke Reeves has been employed on a full-time  basis with the Company as
      --------------
its President since inception in March 1980. Prior to that time, Mr. Reeves had been in the mining and home-building business as Reeves of Texas, Inc. from 1973 to 1980. He has mined tungsten in Nevada as Reeves Mining, Inc. He was involved in the operation of the Gold Bond Mine in Cripple Creek, Colorado through Reeves Minerals, Inc. from 1973 to 1980. He was President and a director and the sole shareholder of the foregoing companies, all of which were sold or discontinued by Mr. Reeves in 1980. He was the President and founder of Bentex Pharmaceutical Company from 1950 to 1971, which was subsequently sold to ICN Pharmaceuticals, Inc. He resigned as Vice-President of ICN Pharmaceuticals in 1973. Prior thereto, he was involved in various businesses associated with coal mining and marketing. Mr. Reeves received a B.A. degree from Westminster College, Fulton, Missouri in 1933.

     M.R.  Reeves has been  Secretary  of the Company  since 1984.  Mrs.  Reeves
     ------------
served as Secretary of Reeves of Texas, Inc., a company involved in the mining and home-building business from 1973 to 1980. From 1960 to 1970, she was employed by Bentex Pharmaceutical Company as a buyer and in charge of its direct mail department.

      M. Coke Reeves and M.R. Reeves are husband and wife.

      A new director has been appointed to the Board of Directors effective April 20, 1999.

      Reginald  Troy  Green,  age 45. Mr.  Green has been  co-owner  operator of
      ---------------------
Green's B & R Enterprises, a wholesale donut baker, since 1983. He has been an active investor in small capital public companies since 1987. He is a director of Kimbell deCar Corporation since November 1998 and is a Director of Dynadapt System, Inc. since April, 1998.

      Another appointee for director has been nominated:

     Robert E. Clautice, age 69, has been an independent consultant from 1992 to
     ------------------
present in computer related matters. Mr. Clautice has a B. S. in Physics (1961) from the University of Maryland and has studied for and completed the requirements of a Master of Science from the University of Colorado and anticipates graduation in the next quarter. Mr. Clautice has substantial programming and data recording experience. Mr. Clautice has been an adjunct professor at Red Rocks Community college and Arapahoe community college, in Denver, Colorado.

     The Company must amend its Articles of Incorporation to allow more than three directors before Mr. Clautice can become a director.

     The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicted, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

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


      1. The following people did not file any reports under Section 16(a) during the most recent fiscal year:

      a.    M. Coke Reeves          President and Director
      b.    M.R. Reeves             Secretary and Director

      2. For each person, listed by subparagraph letter above:

Number of late                Number of               Known failures
reports                       transactions not        to file forms required
--------                      reported on a           -----------------------
                              timely basis
                              ------------
a.    none                    none                    none

b.    none                    none                    none


Item 10.    Executive Compensation
            ----------------------

      The Company accrued a total of $0 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year ended March 31, 1999. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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

                          SUMMARY COMPENSATION TABLE OF EXECUTIVES
                          ----------------------------------------

                              Annual Compensation                 Awards
Name and      Year    Salary ($) Bonus  Other Annual   Restricted     Securities
Principal     Ended              ($)    Compensation   Stock Award(s) Underlying
Position      March                       ($)             ($)           Options/
              31                                                        SARs (#)
--------------------------------------------------------------------------------
M. Coke Reeves,  1997    0          0        0               0              0
President
                 ---------------------------------------------------------------
                 1998    0          0        0               0              0
                 ---------------------------------------------------------------
                 1999    0          0        0               0              0
================================================================================
M.R. Reeves,     1997    0          0        0               0              0
Secretary
                 ---------------------------------------------------------------
                 1998    0          0        0               0              0
                 ---------------------------------------------------------------
                 1999    0          0        0               0              0
                 ---------------------------------------------------------------

      Option/SAR Grants Table (None)

      Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

      Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                  DIRECTOR COMPENSATION FOR LAST FISCAL YEAR
                  ------------------------------------------

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                        Cash Compensation             Security Grants
                        -----------------             ---------------

Name                   Annual      Meeting   Consulting   Number   Number of
                       Retainer    Fees ($)  Fees/Other   of       Securities
                       Fees ($)              Fees ($)     Shares   Underlying
                                                           (#)   Options/SARs(#)
--------------------------------------------------------------------------------
A. Director            0           0          0              0        0
M. Coke Reeves

B. Director            0           0          0              0        0
M.R. Reeves

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

      The following table sets forth information, as of March 31, 1998, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

                                                                   Percentage of
                                                     Number of      Outstanding
            Name                 Relationship      Shares Owned       Shares
--------------------------------------------------------------------------------
M. Coke Reeves(1)             President and            14,790,800
                              Director
M.R. Reeves(1)                Secretary and             5,000,000
                              Director
All Officers and Directors                             19,790,800
as a group (2 persons)


(1) M. Coke Reeves and M.R. Reeves are husband and wife.

                                       PART IV
                                       -------

Item 12.  Certain Relationships and Related Transactions.

     Shareholders advances totaling $888,919 at March 31, 1998 and 1997, respectively, represent advances made to the Company by Mr. M. Coke Reeves, president of the Company. Accrued interest expense of $672,003 related to the shareholder advances had been charged to operation in prior years. The interest rate charged on the principal balance was 5.6% per annum. On March 31, 1999 the board of Directors authorized the settlement of this debt and interest to Coke Reeves for $100,000; $25,000 to be paid to Coke Reeves from a new Loan to the company, and a note for $75,000 payable over twelve months in quarterly installments of $25,000.

    Accrued officer salary in the amounts of $390,000  represents salary due Mr.
M. Coke Reeves for services performed through March 31, 1998. An agreement was reached on April, 1999 between Coke Reeves and the Board of Directors to forgive the $390,000 accrued salary after the common share price of the Company on the OTC Bulletin Board had averaged $3.00 per share for thirty (30) consecutive trading days. In the event that such average price does not occur within two years of the date of the Agreement, the company will issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, Coke Reeves shall hold a pledge of 20,000,000 shares of Colorado Gold & Silver as collateral for the payment of the accrued and unpaid salary.

     The Company has issued additional shares of common stock (35,782,600) as of April 20, 1999 for consideration of services rendered in the reorganization, settlement of debt, and preparation of the SEC reports to bring the Company current. None of the stocks was issued to existing shareholders or officers or directors at such time, and none of the recipients own 5% or more of the outstanding common stock of the company.

Item 13.    Exhibits and Reports on Form 8-K
            --------------------------------

            The following documents are filed as part of this report:

            1.    Reports on Form 8-K:  None

            2.    Exhibits:


                              INDEX
                              -----

Regulation                                            Form 10-K
S-K Number  Exhibit                   Page Number     Consecutive
----------  -------                   -----------     -----------

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

27.1        Financial Data Schedule   F-1 - F-12

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COLORADO GOLD & SILVER, INC.
                              (Registrant)

Date: _______________
                             /s/  M. Coke Reeves
                              ________________________
                              M. Coke Reeves, President

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          COLORADO GOLD & SILVER, INC.
                          ----------------------------
                          (Registrant)

Date:  _________________

                                    /s/  M. Coke Reeves
                                      _____________________
                                    M. Coke Reeves, Director



                                    /s/  M.R. Reeves
                                      ______________________
                                    M.R. Reeves, Director



                                      ______________________
                                                  Director

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage company)

                              FINANCIAL STATEMENTS

                                 March 31, 1999

Board of Directors
Colorado Gold & Silver, Inc.


We have audited the accompanying balance sheet of Colorado Gold & Silver, Inc. (A Development Stage Company) as of March 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period March 3, 1980 (inception), through March 31, 1999, and the fiscal year ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colorado Gold & Silver, Inc. at March 31, 1999, and the results of its operations and its cash flows for the period March 3, 1980 (inception), through March 31, 1999, and the fiscal year ended March 31, 1999, in conformity with generally accepted accounting principles.

As shown in the financial statements, the company incurred net losses for all three years and had incurred substantial losses in the prior years. At March 31, 1999, current liabilities exceed current assets by $750,058. These factors indicate that the company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The financial statements for the years ended March 31, 1980 through March 31, 1992 were audited by other accountants, whose reports dated July 6, 1992 were qualified as to a going concern. They have not performed any auditing procedures since that date.

Michael Johnson & Co., LLC

Denver, Colorado
May 27, 1999
                                      F-1






                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                                                   March 31,
                                                   ---------

ASSETS                                  1999      1998       1997

Current Assets:
  Cash                                 $         -    $        -    $         -

TOTAL ASSETS                           $         -    $        -    $         -

LIABILITIES AND SHAREHOLDERS'
  (DEFICIT)
Current Liabilities:
  Accounts payable & Accrued expenses  $   360,058    $  335,058    $   335,058
  Accrued salary. officer                  390,000       390,000        390,000
  Accrued Interest payable                       -       672,003        672,003
  Shareholder advances (Note 4)            100,000       888,919        888,919
                                           -------       -------         -------

Total Current Liabilities                  850,058     2,285,980      2,235,980
                                           -------     ---------       ---------

Shareholders (Deficit):
   Common stock, no par value;
   authorized 100,000.000 shares;
     issued and outstanding at
     March 31, 1999, and at  March
     31, 1998, and 1997, 64,217,400
     shares issued and outstanding       2,714,603     2,714,603      2,714,603

     Deficit accumulated during the
     Development stage                  (3,564,661)   (5,000,583)    (4,950,583)

Total Shareholders' (Deficit)             (850,058)   (2,285,980)    (2,285,980)

TOTAL LIABILITIES & SHAREHOLDERS'
 (DEFICIT)                             $         -    $        -    $          -

The accompanying notes are an Integral part of these financial statements.
                                      F-2




                           COLORADO GOLD & SILVER, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1999

                             Cumulative
                            Amounts from
                          Inception (March
                           3,1980) through                     Year Ended
                             March 31,     March 31,    March 31,   March 31,
                             1999          1999         1998        1997

Costs and Expenses:

General and administrative
 including exploration costs  $ 1,017,893    $   25,000  $       -   $        -

Interest expense                  710,069            -       50,000      50,000

Bad debt expense                    2,500            -           -            -

Depreciation                       44,325            -           -            -

Write-down of deferred
 mine development costs,
 mineral properties,
 and joint ventures
 advances to estimated
 not realizable value,          1,227,003            -           -            -

Write-down of milling
 equipment to estimated
 net realizable value             619,365            -           -             -

Write-off of abandoned
 mineral properties and
 write-off of advance
 royalties on abandoned
 or expired lease claims          210,240

Write-down of inventories
 to lower of cost or market,       18,401            -           -            -

Oil and gas dry-hole costs         25,000            -           -            -

Write-off of deferred
 mine development costs
 on abandoned mine projects       264,238            -           -            -

   Operating (Loss)             5,039,034        25,000      50,000      50,000

Other Income (Expenses):
   Assay services                  20,041            -           -            -

   Interest income                212,754            -           -            -

   Rental Income                   38,238            -           -            -

   Other income                    32,149            -           -            -

   Loss on dispositions
    including sale of
    milling equipment and
    abandonments of mine
    equipment buildings
    and improvements,
    furniture and
    equipment and vehicles,      (311,542)           -           -            -
                                                                                                (8,360)
Net (loss) before income
 taxes and extraordinary
 items.                        (5,047,394)      (25,000)    (50,000)    (50,000)

Provision for income taxes

Net (loss) before
 extraordinary items           (5,047,394)      (25,000)    (50,000)    (50,000)
Extraordinary item;

  Gain from forgiveness of
   debt (Note 4)                1,462,733     1,480,922           -           -

Net Gain (loss)               $(3,584,661)   $1,435,922    $(50,000)   $(50,000)

Net Gain (loss) pot share:                   $    0.020      (0.001)     (0.001)

Weighted average shares
 outstanding                                 64,217,400  64,217,400  64,217,400

The accompanying notes are an Integral part of there financial statements.
                                      F-3






                          COLORADO GOLD & SILVER, INC,
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                    (DEFICIT)
       FOR THE PERIOD FROM INCEPTION (MARCH 3, 1980) THROUGH MARCH 31,1999


                                                     Deficit
                                                     Accumulated
                                  Common Stock       During The     Total
                             Number                  Exploration    Shareholders
                             of Shares       Amount  Stage          Equity

Date of inception, March 3,
 1980                                        $          $             $
Contributed property from
 officers and directors
 ($.00786 per Share
 as of March 5, 1981)           28,250,000    222,048          -        222,048

Net (loss) for the period
 from inception (March 3,
 1980) through March 31,
 1981                                    -          -      (9,293)       (9,293)

Balances at March 31, 1981      28,250,000    222,048      (9,293)      212,755

Sale of stock to officers
 and directors for cash
     ($.016 per share as
     of April 1. 1981)           1,250,000     20,000           -        20,000
     ($.025 per share as
     of April 7, 1981)             250,000      6,250           -         6,250
     ($.025 par share as
     of April 14, 1981)            250,000      6,250           -         6,250

Sale of stock (private
 placement) during June
 1981 ($.05 per share)           6,000,000    300,000           -       300,000

Sale of stock in public
 offering ($.l0 per
 share, net of offering
 costs of $.0125 per
 share as of October 26,
 1981)                          25,017,900   2,129,473          -     2,129,473

Net (loss) for the year
 ended March 31,1982                     -          -     (18,559)      (18,559)

Balances at March 31,
 1982                           61,017,900   2,684,021    (27,852)    2,656,169

Net (loss) for the year
ended March 31, 1983                     -           -    (236,492)    (236,492)

Balances at March 31,
 1983                           61,017,900   2,684,021    (264,344)   2,419,677

Net (loss) for the year
 ended March 31, 1984                   -            -    (538,995)    (538,995)

Balances at March 31,
 1984                           61,017,900   2,684,021    (803,339)   1,880,682

Net(loss)for the year
ended  March 31, 1985                   -            -    (624,177)    (624,177)

Balances at March 31,
 1985                           61,017,900   2,684,021  (1,427,516)   1,256,505

Issuance of restricted
 stock for cash and
 repayment of advance
 royalty payment made
 by a former director
 on behalf of the company
 ($.01148 as of March 15,
 1986)                          1,750,000      20,082           -        20,082

The accompanying notes are an integral part or these financial statements.



                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      FOR THE PERIOD FROM INCEPTION (MARCH 3. 1990) THROUGH MARCH 31, 1999

                                                       Deficit
                                                       Accumulated
                                   Common stock        During The   Total
                               Number of               Exploration  Shareholders
                               Shares     Amount       Stage        Equity


Net (loss) for the year
 ended March 31, 1980                  -- $        -- $        -- $    (847,308)              $   (847,308)

Balance at March 31, 1986      63,767,900  2,704,103   (2,274,824)      429,279

Issuance of restricted stock
 for services ($.005 per
 share as of March 31, 1987     1,000,000      5,000           --         5,000

Net (loss) for the year
 ended March 31, 1967                  --          --    (526,070)     (526,070)

Balances at March 31,
 1987                          63,767,900   2,709,103  (2,800,894)      (91,791)

Net (loss) for the year
 ended March 31, 1988                  --          --    (194,702)     (194,762)

Balances at March 31,
1968                           63,767,900   2,709,103  (2,995,658)     (286,553)

Issuance of restricted stock
 for cash ($.015 per share as
 of November 15, 1988             190,500       3,000          --         3,000

Issuance of restricted stock
 in partial settlement of a
 disputed liability ($.01 per
 share as of March 18, 1969)      250,000       2,500          --         2,500

Net (loss) for the year
ended March 31, 1969                   --          --     (65,082)     (165,082)

Balances at March 31,
 1989                          64,217,400   2,714,603  (3,160,738)     (446,135)

Net (loss) for the year
 ended March 31, 1990                  --          --    (725,765)     (725,765)

Balances at March 31,
 1990                          64,217,400   2,714,603  (3,886,503)   (1,171,900)
Net(loss) for the year
 ended March 31, 1991                  --          --    (134,961)     (134,961)

Net unrealized (loss)
 on non-current
 marketable equity
 security                              --          --           --            --

Balances at March 31,
 1991                          64,217,400   2,714,603  (4,021,464)   (1,306,861)

Net floss) for the year
 ended March 31,1992                   --          --    (345,090)     (345,090)

Balances at March 31,
 1992                          64,217,400   2,714,603  (4,366,554)   (1,655,222)

The accompanying notes are an integral part of these financial statements.





                          COLORADO GOLD & SILVER, INC,
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
      F0R THE PERIOD FROM INCEPTION (MARCH 3, 1980) THROUGH MARCH 31, 1999

                                                     Deficit
                                                     Accumulated
                                     Common stock    During The     Total
                               Number of             Exploration   Shareholders'
                               Shares    Amount      Stage         Equity

Net (loss) for the year
 ended March 31, 1 1993           -               -      (383,659)     (383,659)

Realized (loss) on
 security                         -               -             -         3,276

Balances at March 31,
 1993                    64,217,400       2,714,603    (4,750,213)   (2,035,610)

Net (loss) for the year
 ended March 31,1994              -               -       (50,370)      (50,370)

Balances at March 31,
 1994                    64,217,400       2,714,603    (4,800,583)   (2,085,980)

Net (loss) for the year
 ended March 31, 1995             -               -       (50 000)      (50,000)

Balances at March 31,
 1995                    64,217,400       2,714,603    (4,850,583)   (2,135,980)

Net (loss) for the year
 ended March 31, 1996             -               -       (50,000)      (50,000)

Balances at March 31,
 1996                    64,217,400       2,714,603    (4.900,583)   (2,185,980)

Net (loss) for the year
 ended March 31, 1997             -               -       (50,000)      (50,000)

Balances at March 31,
 1997                    64,217,400       2,714.603    (4,950,583)   (2,235,980)

Net (loss) for the year
ended March 31, 1998              -               -       (50,000)      (50,000)

Balances at March 31,
 1999                    64,217,400       2,714,603    (5,000,583    (2,285,980)

Net gain for the year
 ended March 31, 1999             -               -     1,435,922     1,435,922

Balances at March 31,
 1999                   $64,217,400      $2,714,603    $(3,564,661)  $ (850,058)

     The accompanying notes are an integral pan of these financial statements.
                                      F-6






                           COLORADO GOLD & SILVER INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (MARCH 3,1980) THROUGH MARCH 31,1999

                             Cumulative
                              Amounts From
                               Inception
                            (March 3, 1960)
                               Through                    Year Ended
                               March 31,      March 31,   March 31,    March 31,
                               1999           1999        1998         1997

Cash flows from operating
 activities:

Net Gain (loss)                 $(3,564.651) $1,435,922  $(50,000)     $(50,000)

Adjustments to reconcile
 net loss to not cash
 (used by) operating
 activities

 Depreciation and amortization      147,688           -          -             -

Write-down of deferred mine
 development costs, mineral
 properties and joint venture
 advances to estimated net
 realizable value                 1,227,003           -          -             -

Write-down of milling
 equipment to estimated net
 realizable value                   619,355           -          -             -

Write off of abandoned mineral
 properties and advance
 royalties                          210,240           -          -             -

Write-off of deferred mine
 development costs                  264,238           -          -             -

Loss on disposition of mine
 equipment, furniture and
 equipment, and vehicles            311,542           -          -             -

Gain on disposition of
 property and equipment             (17,054)          -          -             -

Oil and Gas dry-hole costs           25,000           -          -             -

Bad debt expense                      2,500           -          -             -

Decrease in other assets                555           -          -             -

(Decrease) Increase in
 accounts payable                   360,058      25,000          -             -

(Decrease) Increase in
 accrued Interest payable                 -    (672,003)    50,000       50,000

Increase in accrued
 salary, officer                    390,000           -          -             -

(Increase) in
 miscellaneous receivable            (2,500)          -          -             -

Total Adjustments                 3,538,615    (647,003)    50,000       50,000

Net cash (used by)
 operating activities           $    73,954  $  888,919  $       -     $       -

The  accompanying  notes are an integral  part  of  these  financial statements.
                                      F-7






                           COLORADO GOLD & SILVER, INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM INCEPTION (MARCH 3, 1980) THROUGH MARCH 31,1999

                                Cumulative
                               Amounts From
                                Inception
                              (March 3, 1980
                                 Through                Year Ended
                                March 31,    March 31,    March 31,    March 31,
                                1999         1999         1998         1997

Cash flows from investing
 activities:

Proceeds from the disposition
 of property and equipment     $    86,628    $       -   $      -     $       -

Additions to deferred mine
      development costs         (1,257,154)           -          -             -

Acquisition of other property
      and equipment             (1,012.523)           -          -             -

(Increase) in other assets        (235,651)           -          -             -

Net cash (used by) investing
 activities                     (2,416,700)           -          -             -

Cash flows from financing
 activities.

Proceeds from Issuance of
      common stock               2,490,055            -          -             -

Issuance of long-term debt          81,250            -          -             -

     Advance from an officer        36,350            -          -             -
Proceeds  from other notes
 payable  including  $14,809
 reclassified  from accounts
 payable and $1,822 of
 interest expense incurred
 during the March 31, 1991
 fiscal year                        43,631            -          -             -

Payment an debt principal
 including $2,000 for debt
 forgiveness in 1991               (83,250)           -          -             -


Repayment of advances from
 officer                           (36,350)           -          -             -

Advance to joint venture          (186,940)           -          -             -

Shareholder advances                     -     (888,919)         -             -

Net cash provided by
 financing activities            2,344,746     (888,919)         -             -

Net (decrease) increase in
 cash and cash equivalents               -            -          -             -

Beginning cash and cash
 equivalents                             -            -          -             -

Ending cash and cash
 equivalents                   $         -    $       -   $      -     $       -

The accompanying notes are an integral part of these financial statements.
                                      F-8





                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM INCEPTION (MARCH 3, 1980) THROUGH MARCH 31, 1999

                                Cumulative
                               Amounts From
                                 Inception
                              (March 3, 1980)
                                  Through                Year Ended
                              March 31,      March 31,    March 31,    March 3l,
                              1999           1999         1998         1997

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

Cash paid for;

 Interest                       33,211            -             -          -

    The accompanying notes are an Integral part of these financial statements.
                                      F-9

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          March 31, 1999, 1998, & 1997


Note 1 - Organization and Summary of Significant Accounting Policies:
---------------------------------------------------------------------

Colorado Gold & Silver, Inc.(the Company) was incorporated under the laws of the State of Colorado on March 3, 1980. The Company was organized for the principal purpose of engaging in the business of acquiring, exploring, and if warranted, developing mineral prospects. Activities through March 31, 1992, during which time the Company was in the exploration stage (a development stage company as defined by Statement of Financial Accounting Standards No. 7), consisted principally of organizational activities, including the sale of shares of its common stock, and the acquisition, evaluation, exploration and development of certain mineral properties for future production. Certain of these properties were acquired from certain of the Company's officers and directors.

Cash and Cash Equivalents:
--------------------------
For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid-debt investments purchased with a maturity of three months or less to be cash equivalents.

Deferred Mine Development Costs, Mineral Properties and Advance Royalties:
--------------------------------------------------------------------------

Mineral exploration costs were charged against income as incurred. Costs incurred in developing mining properties for commercial production are capitalized and reflected in the financial statements as deferred mine development costs. Such costs consist primarily of labor, supplies, contract construction services, allocated overhead and capitalized interest related to mine development activities. The Company capitalized deferred mine development costs at March 31, 1985 of $1,001,752 relating to the development of the Company's Colorado mine. The Company had suspended development of this mine and had written down the development costs to $250,000. During the year ended March 31, 1990, management of the Company made a decision to abandon this Colorado mining project. The Company recorded a loss of $250,000 on the write down of this Colorado deferred mine development cost to its estimated net realizable value. In addition, the management of the Company also abandoned certain of its California deferred mine development costs, which resulted in a loss of $93, 386 during the year-end of March 31, 1990.

Costs of mineral properties acquired and advance royalties on expected future production were deferred pending ultimate realization of such production. All such costs were to be amortized on a unit-of-production method if commercial production from the Company's mineral properties occurs. Such costs were charged against income when the mineral properties and advance royalties were abandoned.

Other Property and Equipment:
-----------------------------

Other property and equipment were carried at costs and were depreciated on the straight-line method over their estimated useful lives which were as follows:

                 Vehicles                    3 years
                 Furniture and equipment     5 years

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          March 31, 1999, 1998, & 1997


Organization Costs:
-------------------

Organization costs incurred by the Company totaling $5,000 had been capitalized and have been amortized on the straight-line method over a five-year period.

Net (Loss) Per Share:
---------------------

The net (loss) per common share has been computed on the basis of the weighted average number of shares of common stock outstanding during the year (64,217,400 in 1999, 1998 and 1997).

Note 2 - Going-Concern consideration:
-------------------------------------

As shown in the financial statements, the Company incurred a net loss for the years ended March 31, 1998 and 1997, and as of March 31, 1999 the Company's current liabilities exceeded its current assets by $750,058.

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

Note 3 - Income Taxes:
----------------------

As of March 31, 1999, the Company has financial reporting net operating loss carryforwards of approximately $3,564,661 for which the tax effect has not been recognized for financial reporting purposes. The Company also has approximately $3,000,000 of tax net-operating losses available for carry forward to offset future years' taxable income. Such losses expire at various times through 2013 if not utilized earlier.

Note 4 - Related Party Transactions:
------------------------------------

Shareholder advances totaling $888,919 at March 31, 1998, and 1997, respectively, represent advances made to the Company by Mr. M. Coke Reeves,
president  of  the  Company.   Interest accrual  of  $672,003  related  to  the
shareholder advances was charged to operation. On March 31, 1999 the Board of Directors authorized the settlement of this debt and interest to Coke Reeves for $100,000. $25,000 to be paid to Coke Reeves from a new loan to the company, and a note for $75,000 payable over twelve months in quarterly installments of $25,000.

Accrued officer salary in the amounts of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1999. An agreement was reached on April 20, 1999 between Coke Reeves and the Board of Directors to forgive the $390,000 accrued salary after the common share price of the Company on the OTC Bulletin Board had averaged $3.00 per share for thirty (30)
consecutive trading days. In the event that such average price does not occur within two years of the date of the Agreement, the company will issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, Coke Reeves shall hold a pledge of 20,000,000 shares of Colorado Gold & Silver as collateral for the payment of the accrued and unpaid salary.

                          COLORADO GOLD & SILVER, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          March 31, 1999, 1998, & 1997



Note 5 - Subsequent Event
-------------------------

      On April 20, 1999, the Board of Directors, in consideration of services, authorized the issuance of 35,782,600 shares of common stock for a value of $3,578.
                                      F-12