Form 10QSB
period 1999-06-30
COLORADO GOLD & SILVER INC
filed 1999-08-13
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
------------------                                     -----------------------
June 30, 1999                                               0-12139


                          COLORADO GOLD & SILVER, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                  Colorado                                   82-0379959
         ------------------------                            -------------------
         (State of incorporation)                            (I.R.S. Employer
                                                             Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                    Yes   X        No
                                        -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  100,000,000 common shares as of June 30, 1999

PART I.  FINANCIAL INFORMATION

                                      COLORADO GOLD & SILVER, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                      UNAUDITED BALANCE SHEET FOR THE PERIOD ENDED MARCH 31, 1999


                                                                      June 30,               March 31,
ASSETS                                                                  1999                    1999
Current Assets
Cash                                                                        $ 488                    $ -
Accounts Receivable
Inventories
Related Party Receivable
                                                                    --------------          -------------
Total Current Assets                                                          488                      -

Property, Plant & Equipment
Property, Plant & Equipment
Less Accumulated Depreciation
                                                                    --------------          -------------
Net Property, Plant & Equipment                                                 -                      -

Other Assets
Deposits
Investment in Joint Venture
Organization costs
Accum Amort Organization costs
                                                                    --------------          -------------
Total Other Assets                                                              -                      -

                                                                    ==============          =============
TOTAL ASSETS                                                                $ 488                    $ -
                                                                    ==============          =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                        $ 360,058              $ 360,058
Other Payables                                                            390,000                390,000
Shareholder Advances                                                            -                100,000
                                                                    --------------          -------------
Total Current Liabilities                                                 750,058                850,058

Long Term Liabilities
Long Term Debt                                                             50,000
Accd Interest Payable                                                                                  -
Accd salary payable
Related Party Note                                                         75,000                      -
                                                                    --------------          -------------
                                                                          125,000                      -
                                                                    --------------          -------------
Total Liabilities                                                         875,058                850,058

Stockholder's  Equity Common stock, no par value
100,000,000  shares authorized,
100,000,000 issued at June 30,
1999, and 64,217,400 issued at
June 30, 1998.                                                          2,714,603              2,714,603
Paid in Capital
Retained Earnings (Deficit)                                            (3,589,173)            (3,564,661)
                                                                    --------------          -------------
Total Stockholder's Equity                                               (874,570)              (850,058)

                                                                    ==============          =============
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $ 488                    $ -



                                                                    ==============          =============


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                         1999                          1998
REVENUES
Operating Revenues
                                                                    ---------------               ---------------
TOTAL REVENUES                                                                   -                             -

COST OF GOODS SOLD
Cost of Sales
                                                                    ---------------               ---------------
TOTAL COST OF GOODS SOLD                                                         -                             -

OPERATING COSTS
Advertising & Marketing
Amortization & Depreciation
Legal & Professional                                                        24,500
Research & Development
General & Administrative                                                        12
                                                                    ---------------               ---------------
TOTAL OPERATING COSTS                                                       24,512                             -

OTHER INCOME (EXPENSE)
Interest Income
Other Income
Loss on China Investment
Interest Expense
                                                                    ---------------               ---------------
TOTAL OTHER INCOME (EXPENSE)                                                     -                             -

NET INCOME (LOSS)                                                        $ (24,512)                          $ -
                                                                    ===============               ===============

Net Loss per Share                                                           (0.00)                            -
Weighted Average Common Shares                                         100,000,000                    64,217,400




                               COLORADO GOLD & SILVER, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                  UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                   For the Period from March 31, 1999 to June 30, 1999

                            Common            Stock $           Accumulated        Total
                            No./shares        Amount            Deficit
                          --------------   ------------        ----------         ---------
Balance at June 30, 1999  100,000,000        2,714,603         (3,564,661)        (850,058)

Net loss for the period
ended June 30, 1999                -                 -           (24,512)          (24,512)
                          -----------        ----------        ----------         ---------

Balance at December 31,
1996                      100,000,000        2,714,603         (3,589,173)        (874,570)
                          ===========        ==========        ==========         =========


                          COLORADO GOLD & SILVER, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED JUNE 30,

                                                                              1999                    1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $ (24,512)

Adjustments to reconcile  net  loss to
cash used in operating activities:
Depreciation
Loss on China Investment
(Increase) Decrease in current assets
Increase (Decrease) in current liabilities
(Increase) Decrease in other assets
                                                                          -------------           --------------

NET CASH PROVIDED (USED) BY                                                    (24,512)                       -
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment
Increase (Decrease) in notes payable                                            25,000
Capital received
                                                                          -------------           --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                                        25,000                        -

NET INCREASE (DECREASE) IN CASH                                                    488                        -

CASH AT BEGINNING OF PERIOD                                                          -

CASH AT END OF PERIOD                                                            $ 488                      $ -




                                                                          =============           ==============



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

Net (Loss) Per Share:

The net (loss) per common share has been computed on the basis of the weighted average number of shares of common stock outstanding during the period (100,000,000).

Note 2 - Going-Concern consideration:

As shown in the financial statements, the Company incurred a net loss of $24,512 during the period and as of June 30, 1999 the Company's current liabilities exceeded its current assets by $874,570. Recent Capital requirements of the Company have been provided a loan. These factors indicate that the Company may be unable to continue in existence without future working capital and future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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


Note 2 - Going-Concern consideration: (Continued)


does not occur within two years of the date of the Agreement, the Company with issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, Coke Reeves shall hold a pledge of 20,000,000 shares of Colorado Gold & Silver as collateral for the payment of the accrued and unpaid salary.

Shareholder advances totaling $888,919 at March 31, 1998 and 1997, respectively, represent advances made to the Company by Mr. M. Coke Reeves, President of the Company. Interest accrual of $672,003 related to the shareholder advances was charged to operation. On March 31, 1999, the Board of Directors authorized the settlement of this debt and interest to Coke Reeves for $100,000: $25,000 to be paid to Coke Reeves from a new loan to the Company and a note for $75,000 payable over twelve months in quarterly installments of $25,000.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company had expenses for the three month period of $24,512 in 1999 and $0 in 1998. The Company had no revenues for the period in 1999 or 1998. The Company recorded a loss of $24,512 for the period in 1998 due to legal expenses compared to $0 income/loss in the same period 1998. The Company losses will continue until income can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.
The liabilities exceed assets by $874,570.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  Accrued officer salary in the amounts of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1999. An agreement was reached on April 20, 1999 between Coke Reeves and the Board of Directors to forgive the $390,000 accrued salary after the common share price of the Company on the OTC Bulletin Board had averaged $3.00 per share for thirty (30) consecutive trading days. In the event that such average price does not occur within two years of the date of the Agreement, the Company with issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, Coke Reeves shall hold a pledge of

                  20,000,000 shares of Colorad Gold & Silver as collateral for the payment of the accrued and unpaid salary.

                  The Company has settled, as of March 31, 1999, debts to officers of $1,560,92 for cash advances in consideration of $25,000 cash and a note for $75,000 payable over twelve months in quarterly installments without interest.

                  The Company has issued additional shares of common stock (35,782,600 shares) for consideration of services rendered in the reorganization, settlement of debt, and preparation of the SEC reports to bring the Company current.

                  An Annual Meeting of Shareholders was held August 3, 1999 and the shareholders authorized the following actions:

         1. To authorize the reverse split (pro-rata reduction of outstanding shares) of the issued and outstanding common shares of the Company, at the ratio of one new share of common stock for 100 each shares of common stock now issued and outstanding and to amend the Articles of Incorporation to reflect the reverse split. No shareholder will be reduced below ten shares of common stock. The reverse split will be effective August 23, 1999.

         2.       To   authorize   the   Directors  to  amend  the  Articles  of
                  Incorporation to change the name of the Company to a name to be determined in the discretion of the Board of Directors.

         3. To authorize the Directors to amend the Articles of Incorporation to amend the stated purpose of the corporation to: The corporation shall be authorized to engage in any lawful business in the State of Colorado and in the United States of America.

         4. To authorize the Directors to amend the Articles of Incorporation regarding number of directors to: The number of directors of the corporation shall be not less than three nor more than nine, and the number shall be determined by the Board of Directors from time to time by amendment to the Bylaws of the corporation.

         5. To elect four directors of the Company to hold office until the next annual meeting of stockholders and until the election and qualification of their respective successors.

                  The shareholders elected the following persons to the Board of
                  Directors:

                                 Name                        Age
                    ----------------------------     ---------------------
                    M. Coke Reeves                             80
                    M. Rose Reeves                             62
                    Reginald Troy                              45
                    Green
                    Robert E. Clautice                         69


                  The directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been duly elected and qualified. The officers of the Company are elected at the annual meeting of the Board of Directors and hold office until their successors are chosen and qualified or until their death, resignation, or removal. The Company presently has no executive committee or audit committee.

                  The principle occupations of each director of the Company for at least the past five years are as follows:

                  M. Coke Reeves has been employed on a full-time basis with the Company as its President and a director since inception in March 1980. Prior to that time, Mr. Reeves had been in the mining and home-building business as Reeves of Texas, Inc. from 1973 to 1980. He has mined tungsten in Nevada as Reeves Mining, Inc. He was involved in the operation of the Gold Bond Mine in Cripple Creek, Colorado through Reeves Minerals, Inc. from 1973 to 1980. He was president and a director and the sole shareholder of the foregoing companies, all of which were sold or discontinued by Mr. Reeves in 1980. He was the president and founder of Bentex Pharmaceutical Company from 1950 to 1971, which was subsequently sold to ICN Pharmaceuticals, Inc. He resigned as vice-president of ICN Pharmaceuticals in 1973. prior thereto, he was involved in various businesses associated with coal mining and marketing. Mr. Reeves received a B.A. degree from Westminster College, Fulton, Missouri in 1933.

                  M. Rose Reeves has been Secretary and a director of the Company since 1984. Mrs. Reeves served as Secretary of Reeves of Texas, Inc., a company involved in the mining and home-building business from 1973 to 1980. From 1960 to 1970, she was employed by Bentex Pharmaceutical Company as a buyer and in charge of its direct mail department.

                  Reginald T. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker, since 1983. He has been an active investor in small capital and high tech ventures since 1987. He is a director of Kimbell deCar Corporation since November 1998 and is a Director of Dynadapt System, Inc. He was appointed as a Director of Colorado Gold & Silver, Inc. in April 1999.

                  Robert E. Clautice, has been an independent consultant from 1992 to present in computer related matters. Mr. Clautice has a B.S. in Physics (1961) from the University of Maryland and has studied for and completed the requirements of a Master of Science from the University of Colorado and anticipates graduation in the next quarter. Mr. Clautice has substantial programming and data recording experience. Mr. Clautice has been an adjunct professor at Red Rocks Community College and Arapahoe Community College from 1994 to present, teaching Computer Science and Programming classes.

                  There is no family relationship between or among any of the officers and directors, except that M. Rose Reeves is the wife of M. Coke Reeves.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          A report on Form 8-K was made on April 30, 1999 during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999


                                            COLORADO GOLD & SILVER, INC.


                                            /s/ M. Coke Reeves
                                            ------------------------------------
                                            President