Form 10QSB
period 1999-09-30
DYNAMIC I-T INC
filed 2000-01-27
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-----------------                                    ----------------------
September 30, 1999                                          0-12139


                                DYNAMIC I-T, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)


                          COLORADO GOLD & SILVER, INC.
                        ---------------------------------
                                  (Former Name)


                  Colorado                           82-0379959
                --------------                       ----------
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

                                    Yes   X        No
                                        -----          ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                1,000,000 common shares as of September 30, 1999



                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             UNAUDITED BALANCE SHEET

                                                                           Sept. 30,                 Mar. 31,
ASSETS                                                                        1999                     1999
Current Assets
Cash                                                                              $ 488                     $ -
Accounts Receivable
Inventories
Related Party Receivable
                                                                         ---------------           -------------
Total Current Assets                                                                488                       -

Property, Plant & Equipment
Property, Plant & Equipment
Less Accumulated Depreciation
                                                                         ---------------           -------------
Net Property, Plant & Equipment                                                       -                       -

Other Assets
Deposits
Investment in Joint Venture
Organization costs
Accum Amort Organization costs
                                                                         ---------------           -------------
Total Other Assets                                                                    -                       -

                                                                         ===============           =============
TOTAL ASSETS                                                                      $ 488                     $ -
                                                                         ===============           =============


LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
Accounts Payable                                                              $ 322,058               $ 360,058
Other Payables                                                                  390,000                 390,000
Short Term Debt                                                                 150,000                 100,000
                                                                         ---------------           -------------
Total Current Liabilities                                                       912,058                 850,058

Long Term Liabilities
Long Term Debt                                                                        -
Accd Interest Payable                                                                                         -
Accd salary payable
Related Party Note                                                               25,000                       -
                                                                         ---------------           -------------
                                                                                 25,000                 850,050

Stockholder's Equity
Common stock, no par value
100,000,000 shares authorized,
1,000,000 issued at
September 30, 1999.
Paid in Capital                                                               2,714,603               2,714,603
Retained Earnings (Deficit)
Total Stockholder's Equity                                                   (3,701,719)             (3,564,661)
                                                                         ---------------           -------------
                                                                               (937,116)               (850,058)
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY
                                                                         ===============           =============
                                                                             $ (937,604)              $ 850,050
                                                                         ===============           =============




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                         1999                          1998

REVENUES
Operating Revenues
                                                                    ---------------               ---------------
TOTAL REVENUES                                                                   -                             -

COST OF GOODS SOLD
Cost of Sales
                                                                    ---------------               ---------------
TOTAL COST OF GOODS SOLD                                                         -                             -

OPERATING COSTS
Advertising & Marketing
Amortization & Depreciation
Legal & Professional                                                        12,000
Research & Development
General & Administrative                                                         -
                                                                    ---------------               ---------------
TOTAL OPERATING COSTS                                                       12,000                             -

OTHER INCOME (EXPENSE)
Interest Income
Other Income
Loss on China Investment
Interest Expense
                                                                    ---------------               ---------------
TOTAL OTHER INCOME (EXPENSE)                                                     -                             -

NET INCOME (LOSS)                                                        $ (12,000)                          $ -
                                                                    ===============               ===============

Net Loss per Share                                                          ($0.01)                            -
Weighted Average Common Shares                                          1,000,000*                    64,217,400


*  Adjusted for reverse split one for 100 on August 20, 1999.




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                                              1999                    1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $ (36,512)

Adjustments to reconcile net loss to
cash  used  in  operating  activities:
Depreciation
Loss on China Investment
(Increase) Decrease in current assets
Increase (Decrease) in current liabilities
(Increase) Decrease in other assets
                                                                          -------------           --------------

NET CASH PROVIDED (USED) BY                                                    (36,512)                       -
OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchase) Sale of property and equipment
Capital received                                                                     -
                                                                          -------------           --------------
NET CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Loan Proceeds                                                                   50,000                        -
                                                                          -------------
NET CASH FROM FINANCING ACTIVITIES                                              50,000

Decrease in notes payable                                                      (25,000)

Increase in notes payable                                                      100,000

NET INCREASE (DECREASE) IN CASH                                                    488                        -

CASH AT BEGINNING OF PERIOD                                                          -                        -

CASH AT END OF PERIOD                                                            $ 488                      $ -
                                                                          =============           ==============





                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        UNAUDITED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30,

                                                                          1999               1998

REVENUES
Operating Revenues
                                                                    -----------------   ----------------
TOTAL REVENUES                                                                     -                  -

COST OF GOODS SOLD
Cost of Sales
                                                                    -----------------   ----------------
TOTAL COST OF GOODS SOLD                                                           -                  -

OPERATING COSTS
Advertising & Marketing
Amortization & Depreciation
Legal & Professional                                                          36,500
Research & Development
General & Administrative                                                          12
                                                                    -----------------   ----------------
TOTAL OPERATING COSTS                                                         36,512                  -

OTHER INCOME (EXPENSE)
Interest Income
Other Income
Loss on China Investment
Interest Expense                                                              50,000
                                                                    -----------------   ----------------
TOTAL OTHER INCOME (EXPENSE)                                                  50,000                  -

NET INCOME (LOSS)                                                          $ (86,512)               $ -
                                                                    =================   ================

Net Loss per Share                                                             (0.08)                 -
Weighted Average Common Shares                                             1,000,000         64,217,400


*  Adjusted for reverse split one for 100 on August 20, 1999.




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
             For the Period from April 1, 1999 to September 30, 1999

                                      Common                   Stock $                 Accumulated                 Total
                                    No./shares                 Amount                   Deficit
                                  ---------------           --------------           --------------           -------------

Balance at June 30, 1999             100,000,000                2,714,603               (3,564,661)               (850,058)

Net loss for the period
ended September 30, 1999                       -                        -                        -                       -
                                  ---------------           --------------           --------------           -------------

Balance at September 30,
1999                                   1,000,000*               2,714,603               (3,701,719)               (937,116)
                                  ===============           ==============           ==============           =============


*  Adjusted for reverse split one for 100 on August 20, 1999.



                                DYNAMIC I-T, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note I - Organization and Summary of Significant Accounting Policies:

The Company was incorporated under the laws of the State of Colorado as Colorado Gold & Silver, Inc. on March 3, 1980. The Company was organized for the principal purpose of engaging in the business of acquiring, exploring, and if warranted, developing mineral prospects. Activities through March 31, 1992, during which time the Company was in the exploration stage (a development stage company as defined by Statement of Financial Accounting Standards No. 7), consisted principally of organizational activities, including the sale of shares of its common stock, and the acquisition, evaluation, exploration and development of certain mineral properties for future production. Mining was abandoned in 1990. In August 1999, the Company changed its name to Dynamic I-T, Inc. and enacted a one for 100 reverse split of the issued and outstanding shares. 1,000,000 shares are now issued and outstanding.

Cash and Cash Equivalents:

For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid-debt investments purchased with a maturity of three months or less to be cash equivalents.

Net (Loss) Per Share:

The net (loss) per common share has been computed on the basis of the weighted average number of shares of common stock outstanding during the period (1,000,000), adjusted for one for 100 reverse split.

Note 2 - Going-Concern consideration:

As shown in the financial statements, the Company incurred a net loss of $86,512 during the period and as of September 30, 1999 the Company's current liabilities exceeded its current assets by $936,570. Recent Capital requirements of the Company have been provided a loan. These factors indicate that the Company may be unable to continue in existence without future working capital and future profitable operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Accrued officer salary in the amounts of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1999. An agreement was reached on April 20, 1999 between Coke Reeves and the Board of Directors to forgive the $390,000 accrued

                                DYNAMIC I-T, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 2 - Going-Concern consideration: (Continued)

salary after the common share price of the Company on the OTC Bulletin Board had averaged $3.00 per share for thirty (30) consecutive trading days. In the event that such average price does not occur within two years of the date of the Agreement, the Company with issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, Coke Reeves shall hold a pledge of 20,000,000 shares (pre-split) of Dynamic I-T as collateral for the payment of the accrued and unpaid salary.

Shareholder advances totaling $888,919 at March 31, 1998 and 1997, respectively, represent advances made to the Company by Mr. M. Coke Reeves, President of the Company. Interest accrual of $672,003 related to the shareholder advances was charged to operations. On March 31, 1999, the Board of Directors authorized the settlement of this debt and interest to Coke Reeves for $100,000: $25,000 to be paid to Coke Reeves from a new loan to the Company and a note for $75,000 payable over twelve months in quarterly installments of $25,000.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO SAME QUARTER IN 1998.

The Company had expenses for the three month period of $12,000 in 1999 and $0 in 1998. The Company had no revenues for the period in 1999 or 1998. The Company recorded a loss for the period in 1999 of $12,000 for legal and professional costs compared to $0 income/loss in the same period 1998. Loss per share was ($.012) in 1999. The Company can expect losses until business and income can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SAME PERIOD IN 1998

The Company had no revenues in the period in 1999 or in 1998. The Company incurred expenses and interest in the period in 1999 of $86,512 compared to no expenses in the same period in 1998. The Company had a net operating loss for the period in 1999 of ($86,512) as compared to no loss for the period in 1998. Loss per share was ($.08) in 1999. The Company expects to continue to incur losses until business and revenues can be acquired.

LIQUIDITY AND CAPITAL RESOURCES

The Company had minimal cash capital at the end of the period. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock. The liabilities exceed assets by $936,570.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

         The Company is in default on a note to First Trust Corp., trustee on which $100,000 is owned. The note was extended in September upon agreement to issue 50,000 shares of common stock.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  An Annual Meeting of Shareholders was held August 3, 1999, and the shareholders authorized the following actions:

         1.       To  authorize  the   reverse  split   (pro-rata  reduction  of
                  outstanding shares) of the issued and outstanding common shares of the Company, at the ratio of one new share of common stock for 100 each shares of common stock now issued and outstanding and to amend the Articles of Incorporation to reflect the reverse split. No shareholder will be reduced to below ten shares of common stock. The reverse split will be effective August 23, 1999.

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

         The  shareholders  elected  the  following  persons  to  the  Board  of
Directors:





                Name                            Age
          ---------------------           ----------------
          M. Coke Reeves                         80
          M. Rose Reeves                         62
          Reginald Troy                          45
          Green
          Robert E. Clautice                     69

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

         The principle occupations of each director of the Company for at least the past five years are as follows:

         M. Coke Reeves has been employed with the Company as its President and a director since inception in March 1980. Prior to that time, Mr. Reeves had been in the mining and home-building business as Reeves of Texas, Inc. from 1973 to 1980. He has mined tungsten in Nevada as Reeves Mining, Inc. He was involved in the operation of the Gold Bond Mine in Cripple Creek, Colorado through Reeves Minerals, Inc. from 1973 to 1980. He was president and a director and the sole shareholder of the foregoing companies, all of which were sold or discontinued by Mr. Reeves in 1980. He was the president and founder of Bentex Pharmaceutical Company from 1950 to 1971, which was subsequently sold to ICN Pharmaceuticals, Inc. He resigned as vice-president of ICN Pharmaceuticals in 1973. prior thereto, he was involved in various businesses associated with coal mining and marketing. Mr. Reeves received a B.A. degree from Westminster College, Fulton, Missouri in 1933.

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

     Spencer H. Young (J.D. Fordham University): practiced law with Lord, Day & Lord Thacher Proffitt, Prizer Crawley & Wood. Thereafter he joined the legal department of A.S.C.A.P. and later became a Vice President of Motion Business Affairs at Ashley Famous Agency (the forerunner of International Creative Management) specializing inn literary, television, motion picture, music, and publishing business affairs and legal matters on behalf of the agency and its clients. When General Electric entered into motion picture and television production, through its subsidiary Tomorrow Entertainment, he was recruited to be its Vice President of Business Affairs.

         Thereafter he was Vice President of Business Affairs for Lorimar. While at Lorimar he was one of the first American executives to establish co-production agreements for an independent American company. During his tenure at Lorimar these arrangements (with German, Italian and British partners) resulted in the financing of five feature films. The co-production formula he devised became the basis for the financing of dozens of the Lorimar films which followed. In 1981 he was appointed Managing Director of Clydebank Film Studios, Plc and relocated to Britain. In 1992 he returned to the United States to head the newly formed Falcon Film Finance, Ltd. He has been a business affairs consultant to numerous companies including R.K.O. and Taft Broadcasting and has produced three motion pictures and a mini-series. In 1995 he became associated with the Law Offices of Debra M. Stasson from which he resigned in March 1999 to devote his time to internet related business.

     There is no family relationship between or among any of the officers and directors, except that M. Rose Reeves is the wife of M. Coke Reeves.

         The company entered into an agreement to acquire Satellite News Services LTD an English corporation (STNS) through a wholly owned subsidiary SAT News Acquisition Corp. subject to receipt of audited financials and other materials. Subsequently, the Company determined that the audit was not available in a timely manner, and that certain accounts payable and receivable were not accurately reflected on the books of the Company. Accordingly, the Agreement to acquire STNS was rescinded. Consideration was an issuance of an $800,000 debenture convertible to stock @ $2.00 per share to Complex Holdings LTD. STNS had offices in London, England.


ITEM 5.           OTHER INFORMATION

         The Company was also in default on a note to its President, Coke Reeves, on which $50,000 is owed currently.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A) A report on Form 8-K was made on August 27, 1999 during the period for which this report is filed.

                  B) A report on Form 8-K was made on October 22, 1999 after the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 26, 2000



                                        DYNAMIC I-T, INC.


                                        /s/ M. Coke Reeves
                                        -----------------------------------
                                        President