Form 10QSB
period 1999-12-31
DYNAMIC I-T INC
filed 2000-07-17
CIK 354699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                  FORM 10-QSB

                 Quarterly Report Under section 13 or 15(d) of
                      The Securities Exchange Act of 1934
                For the Quarterly Period Ended December 31, 1999

                Transaction Report under Section 13 or 15(d) of
                The Exchange Act for the Transition Period from
               _______________________ to _______________________
                             Commission File Number

                               Dynamic I-T, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Colorado                                              82-0379959
--------------------------------------------------------------------------------
(State or other jurisdiction     Commission File             (IRS Employer
of incorporation)                     No.                    Identification No.)


c/o 10200 West 44th Street, Wheat Ridge, Colorado                   80033
--------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (303) 422-8127
                                                   ----------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

         At July 12, 2000, there were issued and outstanding 34,605,213 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X] Item 4.

                                DYNAMIC I-T, INC.

                                    CONTENTS

                                                                           PAGE

-- Accountants' Review Report                                             1

-- Audited Condensed Consolidated Balance Sheets,
     December 31, 1999 and December 31, 1998                              2

-- Audited Condensed Consolidated Statements of Operations
     from inception through December 31, 1999 and for the
     nine months ended December 31, 1999 and 1998                         3

-- Statement of Shareholders' Equity from inception through
     December 31, 1999 and for the three months ended December 31,
     1999 and December 31, 1998                                           4 - 6

-- Audited Condensed Consolidated Statements of Cash
     Flows from inception through December 31, 1999 and for the nine
     months ended December 31, 1999 and 1998                              7 - 12

-- Notes to audited Condensed Consolidated Financial
     Statements                                                          13 - 16

                   [LETTERHEAD OF MICHAEL JOHNSON & CO., LLC]



Board of Directors
Dynamic I-T, Inc.


We have audited the accompanying balance sheet of Dynamic I-T, Inc. (an Exploration Stage Company, the "Company") as of December 31, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period March 3, 1980 (inception), through December 31, 1999, and the nine month period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic I-T, Inc. at December 31, 1999, and the results of its operations and its cash flows for the period March 3, 1980 (inception), through December 31, 1999, and the nine month period ended December 31, 1999, in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred net losses for all three years and had incurred substantial losses in the prior years. At December 31, 1999, current liabilities exceed current assets by $924,570. These factors indicate that the company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The financial statements for the years ended March 31, 1980 through March 31, 1992 were audited by other accountants, whose reports dated July 6, 1992 were qualified as to a going concern. They have not performed any auditing procedures since that date.



/s/ Michael Johnson & Co., LLC

Michael Johnson & Co., LLC

Denver, Colorado
June 16, 2000

                               DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET



                                                                     Dec. 31,         Dec. 31,
ASSETS                                                                 1999             1998
------                                                                 ----             ----

Current Assets:
  Cash                                                              $       488      $          -
                                                                   -------------    --------------

TOTAL ASSETS                                                        $       488      $          -
                                                                   =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable & Accrued expenses                               $   360,058      $    360,058
  Accrued salary, officer                                               390,000           390,000
  Note Payable (Note 4)                                                 100,000           100,000
    Loan Payable - Shareholders (Note 5)                                 75,000                 -
                                                                   -------------    --------------

Total Current Liabilities                                               925,058           850,058
                                                                   -------------    --------------

Shareholders' (Deficit):
  Common stock, no par value;
  authorized 100,000,000 shares;
  1,001,343 shares issued and outstanding at
  December 31, 1999, and 642,174 as of March 31, 1999                 2,735,853         2,714,603
  Deficit accumulated during the
  exploration stage                                                  (3,660,423)       (3,564,661)
                                                                   -------------    --------------

Total Shareholders' (Deficit)                                          (924,570)         (850,058)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                            $       488      $          -
                                                                   =============    ==============

                               DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF OPERATIONS
    FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION) THROUGH DECEMBER 31, 1999



                                                   Cumulative
                                                  Amounts from
                                                Inception (March
                                                3, 1980) through        Nine Months Ended            Three Months Ended
                                                  Dec. 31,1999      Dec. 31,1999   Dec. 31,1998   Dec. 31,1999  Dec. 31,1998
                                                  ------------      ------------   ------------   ------------  ------------
Costs and Expenses:
     General and administrative,
       including exploration costs                  $ 2,013,655      $    95,762    $         -    $    9,250    $         -
     Interest expense                                   710,069                -              -             -              -
     Bad debt expense                                     2,500                -              -             -              -
     Depreciation                                        44,325                -              -             -              -
     Write-down of deferred mine development
       costs, mineral properties, and joint
       ventures advances to estimated net
       realizable value.                              1,227,003                -              -             -              -
     Write-down of milling equipment to
       estimated net realizable value.                  619,365                -              -             -              -
     Write-off of abandoned mineral properties
       and write-off of advance royalties on
       abandoned or expired lease claims.               210,240                -              -             -              -
     Write-down of inventories to lower of cost
      or market.                                         18,401                -              -             -              -
     Oil and gas dry-hole costs                          25,000                -              -             -              -
     Write-off of deferred mine development
       costs on abandoned mine projects.                264,238                -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------
     Operating (Loss)                                 5,134,796           95,762              -         9,250              -
                                                  --------------    -------------  -------------  ------------  -------------

Other Income (Expenses):
     Assay services                                      20,041                -              -             -              -
     Interest income                                    212,754                -              -             -              -
     Rental income                                       38,238                -              -             -              -
     Other income                                        32,149                -              -             -              -
     Loss on dispositions including
       sale of milling equipment and
       abandonments of mine equipment,
       buildings and improvements,
       furniture and equipment and vehicles.           (311,542)               -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------
                                                         (8,360)               -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------

Net (loss) before income taxes
     and extraordinary items.                        (5,143,156)         (95,762)             -        (9,250)             -

Provision for income taxes                                    -                -                          -
                                                  --------------    -------------  -------------  ------------  -------------
Net (loss) before extraordinary item                 (5,143,156)         (95,762)             -        (9,250)             -
                                                  --------------    -------------  -------------  ------------  -------------

Extraordinary item:
     Gain from forgiveness of debt (Note 4)           1,482,733                -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------

Net Gain (loss)                                     $(3,660,423)     $   (95,762)   $         -    $   (9,250)   $         -
                                                  ==============    =============  =============  ============  =============

Net Gain (loss) per share:                                           $     (0.10)   $         -    $    (0.01)   $         -
                                                                    -------------  -------------  ------------  -------------


Weighted average shares outstanding                                    1,001,343     64,217,400     1,001,343     64,217,400
                                                                    =============  =============  ============  =============

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

                                                                       Deficit
                                                 Common Stock        Accumulated
                                            -----------------------   During the       Total
                                            Number of                Exploration   Shareholders'
                                             Shares       Amount        Stage          Equity
                                            ----------  -----------  ------------- ---------------

Date of inception, March 3, 1980
Contributed property from officers and
 directors                                      282,500     222,048                        222,048
Net (loss) for the period from
  inception (March 3, 1980)
  through March 31, 1981                              -           -      (9,293)            (9,293)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1981                       282,500     222,048      (9,293)           212,755
Sale of stock to officers and directors
  for cash -                                     12,500      20,000           -             20,000
  for cash -                                      2,500       6,250           -              6,250
  for cash -                                      2,500       6,250           -              6,250
Sale of stock (private placement)
  during June 1981 -                             60,000     300,000           -            300,000
Sale of stock in public offering-               250,179   2,129,473           -          2,129,473
Net (loss) for the year ended
  March 31, 1982                                     --          --     (18,559)           (18,559)
                                             ----------  -----------  ------------- ---------------
Balances at March 31, 1982                      610,179   2,684,021     (27,852)         2,656,169
Net (loss) for the year ended
  March 31, 1983                                    --           --    (236,492)          (236,492)
                                             ----------  -----------  ------------- ---------------
Balances at March 31, 1983                      610,179   2,684,021    (264,344)         2,419,677
Net (loss) for the year ended
  March 31, 1984                                    --           --    (538,995)          (538,995)
                                             ----------  -----------  ------------- ---------------
Balances at March 31, 1984                      610,179   2,684,021    (803,339)         1,880,682
Net (loss) for the year ended
  March 31, 1985                                     --          --    (624,177)          (624,177)
                                             ----------  -----------  ------------- ---------------
Balances at March 31, 1985                      610,179   2,684,021  (1,427,516)         1,256,505
                                             ----------  -----------  ------------- ---------------

    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

                                                                       Deficit
                                                 Common Stock        Accumulated
                                            -----------------------   During the       Total
                                            Number of                Exploration     Shareholders'
                                             Shares       Amount        Stage          Equity
                                            ----------  -----------  ------------- ---------------
Issuance of restricted stock for cash
  on behalf of the company                     17,500   $   20,082   $         --  $      $20,082
Net (loss) for the year ended
  March 31, 1986                                   --           --       (847,308)       (847,308)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1986                     627,679    2,704,103     (2,274,824)        429,279
Issuance of restricted stock for
  services                                     10,000        5,000             --           5,000
Net (loss) for the year ended
  March 31, 1987                                   --           --       (526,070)       (526,070)
                                            ----------  -----------  ------------- ---------------
Balances at March 31, 1987                    637,679    2,709,103     (2,800,894)        (91,791)
Net (loss) for the year ended
  March 31, 1988                                   --           --       (194,762)       (194,762)
                                            ----------  -----------  ------------- ---------------
Balances at March 31, 1988                    637,679    2,709,103     (2,955,656)       (286,553)
Issuance of restricted stock for cash           1,995        3,000             --           3,000
Issuance of restricted stock in
  partial settlement of a disputed
  liability                                     2,500        2,500             --           2,500
Net (loss) for the year ended
  March 31, 1989                                   --           --       (165,082)       (165,082)
                                            ----------  -----------  ------------- ---------------
Balances at March 31, 1989                    642,174    2,714,603     (3,160,738)       (446,135)
Net (loss) for the year ended
  March 31, 1990                                   --           --       (725,765)       (725,765)
                                            ----------  -----------  ------------- ---------------
Balances at March 31, 1990                    642,174    2,714,603     (3,886,503)     (1,171,900)
Net (loss) for the year ended
  March 31, 1991                                   --           --       (134,961)       (134,961)
                                            ----------  -----------  ------------- ---------------
Balances at March 31, 1991                    642,174    2,714,603     (4,021,464)     (1,306,861)
Net (loss) for the year ended
  March 31, 1992                                   --           --       (345,090)       (345,090)
                                            ----------  -----------  ------------- ---------------
Balances at March 31, 1992                    642,174    2,714,603     (4,366,554)     (1,655,227)
                                            ----------  -----------  ------------- ---------------

    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999

                                                                       Deficit
                                                 Common Stock        Accumulated
                                            -----------------------   During the       Total
                                            Number of                Exploration   Shareholders'
                                             Shares       Amount        Stage          Equity
                                            ----------  -----------  ------------- ---------------

Net (loss) for the year ended
  March 31, 1993                                    -            -       (383,659)       (383,659)
Realized loss on security                           -            -              -           3,276
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1993                     642,174    2,714,603     (4,750,213)     (2,035,610)

Net (loss) for the year ended
  March 31, 1994                                    -            -        (50,370)        (50,370)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1994                     642,174    2,714,603     (4,800,583)     (2,085,980)

Net (loss) for the year ended
  March 31, 1995                                    -            -        (50,000)        (50,000)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1995                     642,174    2,714,603     (4,850,583)     (2,135,980)

Net (loss) for the year ended
  March 31, 1996                                    -            -        (50,000)        (50,000)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1996                     642,174    2,714,603     (4,900,583)     (2,185,980)

Net (loss) for the year ended
  March 31, 1997                                    -            -        (50,000)        (50,000)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1997                     642,174    2,714,603     (4,950,583)     (2,235,980)

Net (loss) for the year ended
  March 31, 1998                                    -            -        (50,000)        (50,000)
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1998                     642,174    2,714,603     (5,000,583)     (2,285,980)

Net (loss) for the year ended
  March 31, 1999                                    -            -      1,435,922       1,435,922
                                            ----------  -----------  ------------- ---------------
Balance at March 31, 1999                     642,174    2,714,603     (3,564,661)       (850,058)
Issuance for services                         357,826       21,250              -          21,250
Additional Shares (Rounding)                    1,343            -              -               -
Net (loss) for the year ended
  December 31, 1999                                 -            -        (95,762)        (95,762)
                                            ----------  -----------  ------------- ---------------
Balance at December 31, 1999                1,001,343   $2,735,853   $ (3,660,423) $     (924,570)
                    === ====                ==========  ===========  ============= ===============


    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999




                                                      Cumulative
                                                     Amounts From
                                                    March 3, 1980
                                                     (Inception)
                                                       Through              Nine Months Ended
                                                    Dec. 31, 1999     Dec. 31, 1999     Dec. 31, 1998
                                                    --------------    -------------     -------------

Cash flows from operating activities:

Net  Gain (loss)                                      $ (3,660,423)       $ (95,762)        $      -

Adjustments to reconcile net loss
  to net cash (used by)
  operating activities:

     Depreciation and amortization                         147,668                -                -
     Write-down of deferred mine
       development costs, mineral
       properties and joint venture
       advances to estimated net
       realizable value                                  1,227,003                -                -
     Write-down of milling equipment
       to estimated net realizable value                   619,365                -                -
     Write off of abandoned mineral
       properties and advance royalties                    210,240                -                -
     Write-off of deferred mine
       development costs                                   264,238                -                -
     Loss on disposition of mine
       equipment, furniture and
       equipment, and vehicles                             311,542                -                -
     Gain on disposition of
       property and equipment                              (17,054)               -                -
     Oil and Gas dry-hole costs                             25,000                -                -
     Bad debt expense                                        2,500                -                -

Decrease in other assets                                       555                -                -
(Decrease) Increase in accounts payable                    360,058                -                -
(Decrease) Increase in accrued interest payable                  -                -                -
Increase in accrued salary, officer                        390,000                -                -
(Increase) in miscellaneous receivable                      (2,500)               -                -
                                                    ---------------   --------------    -------------

Total  Adjustments                                       3,538,615                -                -
                                                    ---------------   --------------    -------------

Net cash (used by) operating activities               $   (121,808)       $ (95,762)        $      -
                                                    ===============   ==============    =============

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999





                                                      Cumulative
                                                     Amounts From
                                                    March 3, 1980
                                                     (Inception)
                                                       Through
                                                    Dec. 31, 1999     Dec. 31, 1999     Dec. 31, 1998
                                                    -------------     -------------     -------------

Cash flows from investing activities:
  Proceeds from the disposition
    of property and equipment                        $     86,628      $         -       $        -
  Additions to deferred mine
    development costs                                  (1,257,154)               -                -
  Acquisition of other property
    and equipment                                      (1,012,523)               -                -
(Increase) in other assets                               (235,651)               -                -
                                                    ---------------   --------------    -------------

Net cash (used by) investing activities                (2,418,700)               -                -
                                                    ---------------   --------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of
    common stock                                          249,054           21,250                -
  Issuance of long-term debt                              131,250           75,000                -
  Advance from an officer                                  36,350                -                -
  Proceeds from other notes payable
    including $14,809 reclassified from
    accounts payable and $1,822 of
    interest expense incurred during the
    March 31, 1991 fiscal year                             43,631                -                -
  Payment on debt principal including
    $2,000 for debt forgiveness in 1991                   (83,250)               -                -
  Repayment of advances from officer                      (36,350)               -                -
  Advance to joint venture                               (186,940)               -                -
  Shareholder advances                                          -                -                -
                                                    ---------------   --------------    -------------
    Net cash provided by
      financing activities                                153,745           96,250                -
                                                    ---------------   --------------    -------------

Net (decrease) increase in cash and
  cash equivalents                                            488              488                -

Beginning cash and cash equivalents                             -                -                -
                                                    ---------------   --------------    -------------

Ending cash and cash equivalents                     $          -      $         -       $        -
                                                    ===============   ==============    =============

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999


                                                            Cumulative
                                                          Amounts From
                                                          March 3, 1980
                                                           (Inception)
                                                             Through
                                                          Dec. 31, 1999      Dec. 31, 1999       Dec. 31, 1998
                                                          -------------      -------------       -------------

Supplemental schedule of non-cash
investing and financing activities:

Issuance of stock for property                                 224,548                  -                   -

Investment in preferred stock
in exchange for mining claims                                    4,024                  -                   -

Investment in marketable equity
security and miscellaneous
receivable resulting from
disposition of milling equipment                                13,276                  -                   -

Exchange of miscellaneous
receivable resulting from
milling equipment held for sale                                (10,000)                 -                   -

Supplemental disclosures of cash
information:
Cash paid for:
Interest                                                      $ 36,961                $ -                 $ -
                                                        ================== ================== ===================

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                             Cumulative
                                                            Amounts From
                                                            March 3, 1980
                                                             (Inception)                       Year Ended
                                                               Through          ----------------------------------------
                                                             Dec 31, 1999          Dec 31, 1999         March 31, 1999
                                                          ------------------    ------------------    ------------------

Cash Flows from operating activities:

Net Gain (loss)                                           $      (3,810,423)    $         (45,762)    $       1,435,922


Adjustments to reconcile net loss
   to net cash (used by)
   operating activities:
        Depreciation and amortization                               147,665                     -                     -
        Write-down of deferred mine
           development costs, mineral
           properties and joint venture
           advances to estimated net
           realizable value                                       1,227,003                     -                     -
        Write-down of milling equipment
           to estimated net realizable value                        619,365                     -                     -
        Write-off of abandoned mineral
           properties and advance royalties                         210,240                     -                     -
        Write-off of deferred mine
           development costs                                        264,238                     -                     -
        Loss on disposition of mine
           equipment, furniture and
           equipment, and vehicles                                  311,542                     -                     -
        Gain on disposition of
           property and equipment                                   (17,054)                    -                     -
        Oil and Gas dry-hole costs                                   25,000                     -                     -
        Bad debt expense                                              2,500                     -                     -

Decrease in other assets                                                555                     -                     -
(Decrease) Increase in accounts payable                             360,058                     -                25,000
(Decrease) Increase in accrued interest payable                           -                     -              (672,003)
Increase in accrued salary, officer                                 300,000                     -                     -
(Increase) in miscellaneous receivable                               (2,500)                    -                     -
                                                          ------------------    ------------------    ------------------

Total Adjustments                                                 3,536,615                     -              (647,003)
                                                          ------------------    ------------------    ------------------

Net cash (used by) operating activities                   $         (71,808)    $         (45,762)    $         765,919
                                                          ==================    ==================    ==================





    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999



                                                         Cumulative
                                                        Amounts From
                                                        March 3, 1980
                                                         (Inception)                       Year Ended
                                                           Through          ----------------------------------------
                                                         Dec 31, 1999          Dec 31, 1999         March 31, 1999
                                                      ------------------    ------------------    ------------------

Cash flows from investing activities:
    Proceeds from the disposition
       of property and equipment                      $          86,626     $               -     $               -
                                                      ------------------    ------------------    ------------------
    Additions to deferred mine
       development costs                                     (1,257,154)                    -                     -
    Acquisition of other property
       and equipment                                         (1,012,523)                    -                     -
(Increase) in other assets                                     (235,651)                    -                     -
                                                      ------------------    ------------------    ------------------

Net cash (used by) investing activities                      (2,418,700)                    -                     -
                                                      ------------------    ------------------    ------------------

Cash flows from financing activities:
    Proceeds from issuance of
       common stock                                             249,054                21,250                     -
    Issuance of long-term debt                                   81,250                25,000                     -
    Advance from an officer                                      36,350                     -                     -
    Proceeds from other notes payable
       including $14,809 reclassified from
       accounts payable and $1,822 of
       interest expense incurred during the
       March 31, 1991 fiscal year                                43,631                     -                     -
    Payment on debt principal including
       $2,000 for debt forgiveness in 1991                      (83,250)                    -                     -
    Repayment of advances from officer                          (36,350)                    -                     -
    Advance to joint venture                                   (186,940)                    -                     -
    Shareholder advances                                              -                     -              (888,919)
                                                      ------------------    ------------------    ------------------

       Net cash provided by
          financing activities                                  103,745                46,250              (888,919)
                                                      ------------------    ------------------    ------------------

Net (decrease) in cash and cash equivalents                         488                   488                     -

Beginning cash and cash equivalents                                   -                     -                     -
                                                      ------------------    ------------------    ------------------

Ending cash and cash equivalents                      $               -     $               -     $               -
                                                      ==================    ==================    ==================



    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                            THROUGH DECEMBER 31, 1999


                                                            Cumulative
                                                          Amounts From
                                                          March 3, 1980
                                                           (Inception)
                                                             Through
                                                          Dec. 31, 1999      Dec. 31, 1999       Dec. 31, 1998
                                                          -------------      -------------       -------------

Supplemental schedule of non-cash
   investing and financing activities:

      Issuance of stock for property                              224,548                  -                   -

      Investment in preferred stock
         in exchange for mining claims                              4,024                  -                   -

      Investment in marketable equity
         security and miscellaneous
         receivable resulting from
         disposition of milling equipment                          13,276                  -                   -

      Exchange of miscellaneous
         receivable resulting from
         milling equipment held for sale                          (10,000)                 -                   -

Supplemental disclosures of cash
   information:
      Cash paid for:
          Interest                                               $ 36,961                $ -                 $ -
                                                        ================== ================== ===================


    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

           From March 3, 1980 (Inception) Through December 31, 1999

                                DYNAMIC I-T, INC.
                        . (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

Note 1 - Organization and Summary of Significant Accounting Policies:

         Colorado Gold & Silver, Inc.(the Company) was incorporated under the laws of the State of Colorado on March 3, 1980. The Company was organized for the principal purpose of engaging in the business of acquiring, exploring, and if warranted, developing mineral prospects. Activities through March 31, 1992, during which time the Company was in the exploration stage (a development stage company as defined by Statement of Financial Accounting Standards No. 7), consisted principally of organizational activities, including the sale of shares of its common stock, and the acquisition, evaluation, exploration and development of certain mineral properties for future production. Certain of these properties were acquired from certain of the Company's officers and directors. On August 23, 1999, the name of the Corporation was changed to Dynamic I-T, Inc. per amendment to the articles of incorporation.

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

         Other Property and Equipment:

         Other property and equipment were carried at costs and were depreciated on the straight-line method over their estimated useful lives which were as follows:

                         Vehicles                                  3 years
                         Furniture and equipment                   5 years

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

         Organization Costs:

         Organization costs incurred by the Company totaling $5,000 had been capitalized and have been amortized on the straight-line method over a five-year period.

         Net (Loss) Per Share:

         The net (loss) per common share has been computed on the basis of the weighted average number of shares of common stock outstanding during the year. The number of shares outstanding on March 31, 1999 was 64,217,400, the outstanding shares at December 31, 1999 was 1,001,343. On August 23, 1999 the Dynamic I-T, Inc. Board of Directors authorized a 1/100 reverse split to shareholders of record as of that date. Shareholder's equity has been restated to give retroactive recognition to the stock split for all periods presented. All references to number of shares have been restated to reflect the stock split.

Note 2 - Going-Concern:

         As shown in the financial statements, the Company incurred a net loss for the period ended December 31, 1999 the Company's current liabilities exceeded its current assets by $874,570.

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

Note 3 - Income Taxes:

         As of December 31, 1999, the Company has financial reporting net operating loss carryforwards of approximately $3,610,423 for which the tax effect has not been recognized for financial reporting purposes. The Company also has approximately $3,000,000 of tax net-operating losses available for carry forward to offset future years' taxable income. Such losses expire at various times through 2013 if not utilized earlier.

Note 4 - Notes Payable:

         Notes payable as of December 31, 1999 is as follows:

                  First Trust Corp. dated 11/19/98 payable on
                  July 1, 1999 with interest at 9% per annum.
                  An extension agreement on July 1, 1999 extending
                  maturity date to Sept. 30, 2000.                    $  100,000

Note 5 - Loan Payable - Shareholder

         A note for $75,000, payable over twelve months in quarterly installments of $25,000 to Coke Reeves for settlement of debt and interest.

                                DYNAMIC I-T, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1999

Note 6 - Related Party Transactions:

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

Note 7 - Subsequent Event

         On February 14, 2000 subject to certain conditions in the Share Purchase Agreement, the Board of Directors authorized the issuance of 30,400,000 shares of restricted common stock to Banknet KFT pursuant to a Share Purchase Agreement. Banknet provides data communications services within Hungary and neighboring states. It owns a hub in Budapest with an installed base of 600 remote sites.
         On February 11, 2000 the Board of Directors authorized a total of 1,000,000 warrants to purchase common shares at $.50 per share for a period of seven years commencing February 1, 2000 as consideration for services rendered in the acquisition of Banknet.
         On February 11, 2000 the Board of Directors authorized the issuance of a total of 750,000 shares of restricted common stock for the full fair and adequate consideration for services rendered.

ITEM 2 B MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Dynamic I-T, Inc. ("Dynamic" or the "Company"), a Colorado corporation, was incorporated in 1980 as Colorado Gold & Silver Mining to engage in the exploration, acquisition and development of mining and mineral prospects. In August 1999, the Company changed its name and ceased all of its efforts in the mining and minerals industry and approved a plan to pursue the acquisition of development stage Internet-related companies and technologies which such companies will likely lack any significant operating or financial histories and, in all likelihood, be unprofitable with significant losses and negative shareholders equity and which technologies will likely be development stage with little or no revenue and no history of sales. The Company would intend to be an "incubator" of such Internet-related endeavors and to develop an acquired company to the point that such a company would be able to begin marketing its services and generate revenue. Thus, the Company amended its articles of incorporation in order to reflect the change in its basic business and conducted extensive market research and analysis in order to focus its marketing efforts more narrowly to an Internet business that would have wide application, have the ability to generate long term growth, be international in scope, and not require capital intensive start-up costs. A decision was made by Company management to enter the distance learning ("Distance Learning") market with the objective of developing via the Internet and delivering through tailored global distance educational courses including business, corporate, medical and pedagogical programs. The Company will offer the programs from the United States for delivery virtually anywhere in the world. The technology used by the Company in the delivery of these interactive programs will be via broadband terrestrial and satellite telecommunications networks utilizing the Internet as the medium for course work. Although its primary focus will be in the business, corporate and medical areas, the Company will be able to provide educational programs through the Internet for public or private pedagogical institutions or for the training of executives in virtually any industry. Instruction can be offered to enhance the subscriber's knowledge for business or other purposes and could ultimately be for degree or non-degree programs.

         In August 1999, the Company effected a reverse split of its common stock and simultaneously changed its name to Dynamic I-T, Inc. amending its stated business purpose in order to begin to focus on the aforementioned objective of acquiring Internet-related companies and/or technologies. The Company's strategic and tactical plans are currently in the process of being implemented by Company personnel as well as through the use of outside consultants and other professionals. For example, the Company's website is being developed by Engram Digital, a leading Internet web development company. In addition, the Company recently announced the completion of the video portion of the first of 25 online executive seminars that it plans to produce over the next two years. Each seminar is designed for management personnel of Fortune 1000 companies and can be accessed from any computer with a modem at any time.

         The Company's objective is to be one of the leading providers of Distance Learning in the United States and ultimately internationally. To achieve this, Dynamic will need to simultaneously grow through direct and third-party sales, acquisition of small domestic and international companies, and the generation of multiple revenue streams. The Company also needs to develop more channels for the marketing of its Distance Learning programs, and maintain its focus on emerging technology while continuing to develop a high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the Distance Learning industry and to expand into other Internet-related businesses by exploiting leading technologies and creating cutting-edge, customized solutions for emerging customer segments. The Company believes that more and more international opportunities are emerging for the Company in the Distance Learning arena and intends to pursue that market more vigorously.

         The key to the Company's future success lies in its ability to provide premier Distance Learning programs and to execute its acquisition strategy and the expansion of its product offerings.

         The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol DYNM.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31,
1999 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1998

REVENUES

         Dynamic I-T, Inc. had no revenues for the nine months ended December 31, 1999 and had no revenues for the comparable period in 1998. The Company expects to generate revenues later this year upon completion of the offering of educational programs over the Internet.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's General and Administrative expenses increased to $95,762 for the nine months ended December 31, 1999 as compared to zero during the comparable period ended December 31, 1998. This increase was attributable to professional fees incurred by the Company associated with accounting, legal and consulting services performed on behalf of the Company and for interest on the default of a note. The Company had no other expenses during the nine months ended December 31, 1999 or during the comparable period ended December 31, 1998.

OTHER INCOME (EXPENSE)

         The Company had no other income (expense) during the nine months ended December 31, 1999 or during the comparable period ended December 31, 1998.

NET INCOME (LOSS) BEFORE INCOME TAXES

         For the nine months ended December 31, 1999, the Company had a loss of ($95,762) as compared to net income (loss) of $0 during the nine months ended December 31, 1998. This increase is attributable to the Company's previously noted fees for professional services and a charge for its default on a note.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,
1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998
REVENUES

         Dynamic I-T, Inc. had no revenues for the three months ended December 31, 1999 and had no revenues for the comparable period in 1998. The Company expects to generate revenues during fiscal year 2000 upon the completion of its website and the offering of its various Distance Learning programs.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's General and Administrative expenses increased to $9,250 for the three months ended December 31, 1999 as compared to zero during the comparable period ended December 31, 1998. These expenses were for legal fees incurred by the Company during the three month-period ended December 31, 1999. The Company had no other expenses during the three months ended December 31, 1999 or during the comparable period ended December 31, 1998.

OTHER INCOME (EXPENSE)

         The Company had no other income (expense) during the three months ended December 31, 1999 or during the comparable period ended December 31, 1998.

NET INCOME (LOSS) BEFORE INCOME TAXES

         For the three months ended December 31, 1999, the Company had a loss of ($9,250) as compared to net income (loss) of $0 during the three months ended December 31, 1998. This increase is attributable to legal fees incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had minimal cash capital at the end of the nine months ended December 31, 1999 as well as for the comparable period ended December 31, 1998. The Company will be forced to either borrow funds or to sell shares of its common stock in order to fund operations. Historically, the Company has financed its working capital requirements through internally generated funds, that is, prior to its abandoning the mining and minerals prospects business, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a note with First Trust Corporation in the outstanding principal amount of $100,000 which is in default. First Trust Corporation assessed a penalty in the amount of $50,000 during the nine months ended December 31, 1999 due to the Company's default . The Company also increased the principal amount on a note to the former President and Director of the Company,
M. Coke Reeves, by $25,000, or fifty (50%) percent, so that that note now totals $75,000.

         As of December 31, 1999, the Company had cash capital of $488 as compared with no cash capital for the comparable period ended December 31, 1998.

         The Company currently anticipates existing sources of liquidity and cash to be insufficient to satisfy its operational needs through the next nine months. To make future acquisitions or for other forthcoming similar expenses, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the development and marketing of its products. No assurances can be given that the

Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its operational needs.

         The Company does not believe that its business is subject to seasonal trends.

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR
PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for Distance Learning; increasing competition in the Distance Learning market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

         New Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

         PART II   OTHER INFORMATION

          Item 1    Legal Proceedings

          Dynamic I-T, Inc. is not a party to any litigation.

          Item 2    Changes in Securities

                    See Condensed Financial Statements

          Item 3    Defaults on Senior Securities

                    None

          Item 4    Submission of Matters to a Vote of Shareholders

                    None

          Item 5    Other Information

                    None

          Item 6    Exhibits and Reports on Form 8-K.

                  (i) Form 8-K was filed with the Securities and Exchange Commission on April 30, 1999 to report the Company's cancellation of a Plan and Agreement of Reorganization with Contract Power, Inc. for non-performance and to report related business matters. The 8-K also contained information regarding the appointment of two new directors to the Company's Board of Directors.

                  (ii) Form 8-K was filed with the Securities and Exchange Commission on June 23, 1999 to report that one of the directors that was to be appointed to the Company's Board of Directors could not assume his directorship until the shareholders of the Company approved an increase in the number of directors from three.

                  (iii) Form 8-K was filed with the Securities and Exchange Commission on August 27, 1999 to report (a) that the Company effected reverse split of the issued and outstanding common shares of the Company; (b) that the name of the Company was changed to Dynamic I-T, Inc.; and (c) that the number of directors of the corporation was increased from not less than three to no more than nine.

                  (iv) Previous counsel of the Company filed Form 8-K on October 22, 1999 identical in content to the Form 8-K filed on August 27, 1999.

                  (v) Form 8-K was filed with the Securities and Exchange Commission on March 1, 2000 to report the forthcoming acquisition by the Company of Banknet KFT, a Hungarian corporation with the issuance in consideration of 30,400,000 of shares of the Company's common stock. The closing of the transaction was postponed until not later than July 31, 2000. The Company plans to file an amended Form 8-K upon consummation of this transaction.

         The following Exhibits are being filed:

         27       Financial Data Schedule

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DYNAMIC I-T, INC.


                                            By: /s/ Melvyn F. Quiller

                                            Melvyn F. Quiller
                                            Chief Executive Officer

                                            Date: July 14, 2000


                  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.



         Signature                          Position                            Date
         By: /s/ Melvyn F. Quiller          Chief Executive Officer             July 14, 2000


         Melvyn F. Quiller

         By: /s/ Raymond King               Chief Financial Officer             July 14, 2000


         Raymond King