Form 10KSB
period 2000-03-31
DYNAMIC I-T INC
filed 2000-07-21
CIK 354699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                 /x/ Annual Report Under section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2000

              Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                             Commission File Number

                                Dynamic I-T, Inc.

             (Exact Name of Registrant as Specified in its Charter)

          Colorado                                       82-0379959
     ----------------------------------------------------------------------
   (State or other jurisdiction    Commission File      (IRS Employer
        of incorporation)            No.              Identification No.)

       2504 Eleventh Street, Santa Monica, California           90405

        (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (310) 392-8179


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]

         At July 20, 2000, there were issued and outstanding 34,605,213 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X] Item 4.

ITEM 1.  DESCRIPTION OF BUSINESS.

         CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

     In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of the Company found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 1999 and any Current Reports on Form 8-K filed by the Company.

     The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

     Dynamic I-T, Inc. ("Dynamic" or the "Company"), a Colorado corporation, was incorporated in 1980 as Colorado Gold & Silver Mining to engage in the exploration, acquisition and development of mining and mineral prospects. In August 1999, the Company changed its name and ceased all of its efforts in the mining and minerals industry and approved a plan to pursue the acquisition of development stage Internet-related companies and technologies which companies will likely lack any significant operating or financial histories and, in all likelihood, be unprofitable with significant losses and negative shareholders equity and which technologies will likely be development stage with little or no revenue and no history of sales. The Company would intend to be an "incubator" of Internet-related endeavors and to develop an acquired company to the point that such company would be able to begin marketing its services and generate revenue. Thus, the Company amended its Articles of Incorporation in order to reflect the change in its basic business and conducted extensive market research and analysis in order to focus its marketing efforts more narrowly to an Internet business that would have wide application, have the ability to generate long term growth, be international in scope, and not require capital intensive start-up costs. A decision was made by Company management to enter the distance learning ("Distance Learning") market with the objective of developing via the Internet and delivering tailored global distance educational courses including business, corporate, medical and pedagogical programs. The Company will offer the programs from the United States for delivery virtually anywhere in the world. The technology used by the Company in the delivery of these interactive programs will be via broadband terrestrial and satellite telecommunications networks utilizing the Internet as the medium for course work. Although its primary focus will be in the business, corporate and medical areas, the Company will be able to provide educational programs through the Internet for public or private pedagogical institutions or for the training of executives in virtually any industry. Instruction can be offered to enhance the subscriber's knowledge for business or other purposes and could ultimately be for degree or non-degree programs.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     Dynamic's principal office is located at 2504 Eleventh Street, Santa Monica, California 90405. The office property in which the office is located is approximately 1200 square feet and is owned by Spencer Young, Vice President and Director of the Company, who maintains the property at no charge to the Company. This location is adequate for the Company's projected needs, and the Company does not believe it will have difficulty obtaining additional space as needed. The principal office from which the Company conducts its overseas operations is approximately 700 square feet of serviced office space located at 15 St. Helen's Place, London EC3A 6DE, England. The space is shared with Complex Holdings Limited for which the Company furnishes certain services in return for occupying the space rent free.

     Spencer Young maintains property and liability insurance policies on the office in Santa Monica. The policy coverage total on contents is approximately $30,000. The liability coverage is $2,000,000 on these two locations. The property and liability insurance maintained by Complex Holdings Limited includes the space occupied by the Company. The Company believes that the coverage maintained by Complex Holdings Limited is adequate and does not plan to supplement it with any additional insurance at this time.


ITEM 3. LEGAL PROCEEDINGS.

     There is no material litigation pending against the Company at this time.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

     The Common Stock is traded in the over-the-counter market and quoted under the symbol "DYNM." The following table sets forth, for the periods indicated, the high and low bid information for the Common Stock. As of July 20, 2000, approximately 34,605,213 shares of Common Stock were issued and outstanding, and there were 2,179 holders of record for such shares.

                                   Price Range

                                   High        Low

 YEAR ENDED MARCH 31, 2000

Fourth Quarter                     0.2500      0.0010
Third Quarter                      0.5000      0.0010
Second Quarter                     0.3750      0.1563
First Quarter                      5.5000      0.1563


     The high and low bid information provided above is reported by the Nasdaq Stock Market OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

         The Company has not declared or paid any cash dividends since its organization.

RECENT SALES OF UNREGISTERED SECURITIES

         None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1999

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Dynamic I-T, Inc. is a Colorado corporation which was founded in 1980 for the principal purpose of engaging in the mining and mineral prospecting industry. The Company ceased all efforts in mining in 1999 and redirected its marketing and strategic efforts focusing on the acquisition of Internet-related businesses. The Company changed its name from Colorado Gold and Silver Mining to Dynamic I-T, Inc. in August 1999 and began the development of its Distance Learning Internet business which would provide educational programs to various market segments through its website ("Distance Learning"). The Company has retained a number of college professors and similar educators to function as consultants to the Company in order to develop the educational programs that will be offered over the Internet. The Company's website is not yet operational, but the Company expects it to be completed prior to the end of this year and to begin offering its educational programs at that time.

REVENUES

         Dynamic I-T, Inc. had no revenues for the fiscal year ended March 31, 2000 and had no revenues for the comparable period in 1999. The Company expects to generate revenues later this year upon commencing offering of educational programs over the Internet.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's General and Administrative expenses increased to $95,762 for the year ended March 31, 2000 as compared to $25,000 during the comparable period ended March 31, 1999. This increase was primarily attributable to professional fees incurred by the Company associated with accounting, legal and consulting services performed and for interest on the default of a note. The Company had no other expenses during the year ended March 31, 2000 or during the comparable period ended March 31, 1999.

OTHER INCOME (EXPENSE)

         The Company had no other income (expense) during the fiscal year ended March 31, 2000. During the comparable period ended March 31, 1999, the Company had a gain of $1,435,922 which was the result of certain writeoffs in connection with the Company's mining and mineral prospecting endeavors.

NET INCOME (LOSS) BEFORE INCOME TAXES

         For the fiscal year ended March 31, 2000, the Company had a loss of ($95,762) as compared to a gain of $1,435,922 during the year ended March 31, 1999. This decrease is because the Company had a gain in the prior fiscal year which was attributable to the Company's previously noted writeoff associated with its mining activities. During the fiscal year ended March 31, 2000, the Company's net loss of $ (95,762) was attributable to expenses incurred for professional fees for accounting, legal and consulting services and for interest on the default of a note.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Dynamic I-T, Inc. had no revenues for the three months ended March 31, 2000 and had no revenues for the comparable period in 1999. The Company expects to generate revenues during fiscal year 2000 upon completing of its website and commencing offering of its various Distance Learning programs.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's General and Administrative expenses were $0 for the three months ended March 31, 2000 as compared to $0 during the comparable period ended March 31, 1999. The Company had no other expenses during the three months ended March 31, 2000 or during the comparable period ended March 31, 1999.

OTHER INCOME (EXPENSE)

         The Company had no other income (expense) during the three months ended March 31, 2000 or during the comparable period ended March 31, 1999.

NET INCOME (LOSS) BEFORE INCOME TAXES

         For the three months ended March 31, 2000, the Company had net income
(loss) of $0.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had minimal cash capital at the end of the fiscal year ended March 31, 2000 as well as for the comparable period ended March 31, 1999. The Company will be forced to either borrow funds or to sell shares of its common stock in order to fund operations. Historically, the Company has financed its working capital requirements through internally generated funds, that is, prior to its abandoning the mining and mineral prospecting business, the sale of shares of its common stock, and from the proceeds of short-term bank borrowings. The Company currently has a note with First Trust Corporation in the outstanding principal amount of $100,000 which is in default. First Trust Corporation assessed a penalty in the amount of $50,000 during the fiscal year ended March 31, 2000 due to the Company's default . The Company also increased the principal amount on a note to the former President and Director of the Company, M. Coke Reeves, by $25,000, or fifty (50%) percent, so that that note now totals $75,000.

         As of March 31, 2000, the Company had cash capital of $488 as compared with cash capital of $0 for the comparable period ended March 31, 1999.

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

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating and other costs.


ITEM 7. FINANCIAL STATEMENTS.

      The Financial Statements required by this item are attached hereto on pages F1 - F14.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

      None.

PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the directors and executive officers of the Company:

                                                                                Business Experience During
Name (Age)                          Position(s)                                     the Past Five Years
- - - - - - - - - - -               - - - - - - - - - - - - -                   - - - - - - - - - - - - - - - - - - - - - - - - -
Ahmed Abdulla Mannai (69)           Director                                    Mr. Mannai is a citizen of Qatar and is the Chairman
                                                                                of Mannai Corporation a diversified company that
                                                                                employs over 3000 people within the companies that
                                                                                operate on a worldwide basis. Mr. Mannai currently
                                                                                serves on the Board of Directors of Complex Holdings
                                                                                Limited, Qatar Insurance Company, the Gulf
                                                                                Publishing & Printing Organization [the publishers
                                                                                of the "Gulf Times" in Qatar] and the Bahrain based
                                                                                international investment Bank "The Investcorp Bank
                                                                                EC" of which he is also a founding member. In
                                                                                recognition of his contribution towards Economic and
                                                                                Industrial Co-operation between Qatar and France,
                                                                                Mr. Mannai was appointed "Commandeur de la Legion
                                                                                d`Honneur" by the late President Francois Mitterand.
                                                                                The current President of France Jaques Chirac
                                                                                awarded to Mr. Mannai, in honor of his distinguished
                                                                                services, the "Gold Medal of the Town of Paris".

Raymond A. King (57)                Chief Financial Officer and Director        Mr. King is qualified in England as a Chartered
                                                                                Secretary and is also a Fellow of the Institute of
                                                                                Bankers and the Institute of Financial Accountants.

                                                                                He has had a distinguished career spanning over 35
                                                                                years in the Banking and Financial Markets in the
                                                                                City of London. Mr. King was a part of the senior
                                                                                management team at National Westminster Bank Ltd for
                                                                                27 years followed by experience with P.K.
                                                                                Christiania Bank and The Moscow Narodny Bank Ltd.
                                                                                After one career in the Banking sector Mr. King
                                                                                embarked upon a second career in Corporate Finance
                                                                                in which he continues to be actively involved to the
                                                                                present date. In 1962 Mr. King was appointed Finance
                                                                                Director, and rose to become Managing Director of
                                                                                Chartwell International Group PLC a company listed
                                                                                on the London Stock Exchange AIM market. In 1996 Mr.
                                                                                King was appointed the Chairman of Norske Energy
                                                                                Corporation and was instrumental in obtaining a
                                                                                listing on Nasdaq for that Corporation. In 1999 Mr.
                                                                                King was appointed the Finance Director of Complex
                                                                                Holdings Limited and in the same year was also
                                                                                appointed Finance Director of Groundwork Trust an
                                                                                environmental charity.


Chafe Omar Abou  Richeh (53)        Director                                    Mr. Abou Richeh is a Saudi National and has some 30
                                                                                years of experience in the Telecommunications
                                                                                Industry that encompasses secure communications,
                                                                                31, data communications, line of sight, satellite
                                                                                and security systems. In 1968 Mr. Abou Richeh
                                                                                graduated from George Washington University with a
                                                                                Masters Degree in Electronics. Mr. Abou Richeh has
                                                                                spent a considerable part of his career in the
                                                                                Middle East where he established and subsequently
                                                                                managed numerous successful telecommunication
                                                                                enterprises in Saudi Arabia, the Gulf States,
                                                                                Lebanon and Syria. He was one of the founding
                                                                                members of British Telecom and Telettra in Saudi
                                                                                Arabia, and served on the Boards of both companies.
                                                                                Mr. Abou Richeh was responsible for introducing into
                                                                                Saudi Arabia the first commercial application of
                                                                                fiber optics, the first commercial e-mail network,
                                                                                the first to introduce line conditioning equipment
                                                                                into the PTT network, and through Telettra installed
                                                                                most of Saudi Arabia`s spur commercial links. Mr.
                                                                                Abou Richeh has undertaken numerous consultancy
                                                                                roles in the Middle East. Among his many clients are
                                                                                Cable and Wireless, Andrew Corporation, Hughes
                                                                                Aircraft, NEC/Sumitomo, Crypto AG and Motorola. Mr.
                                                                                Abou Richeh is a director of Elixir International
                                                                                [in Saudi Arabia], Inma Engineering [in Lebanon],
                                                                                Complex Holdings Limited, a diversified company with
                                                                                interests in Telecommunications and Internet related
                                                                                activities in Hungary and the Russian Federation. He
                                                                                also serves on the Board of Complex Investments
                                                                                Limited.

Melvyn F. Quiller (54)              Chief Executive Officer and Director        Mr. Quiller graduated from Harrow College of
                                                                                Technology as a Mechanical Engineer in 1975. He has
                                                                                spent a substantial part of his career working with
                                                                                a major British construction company "600 Group PLC"
                                                                                in communication and transport related projects
                                                                                throughout Eastern Europe and the Middle East. Mr.
                                                                                Quiller served as a Director of a subsidiary of 600

                                                                                Group PLC and subsequently was appointed Managing
                                                                                Director in 1979 a position that he held for 9 years
                                                                                before retiring from the Board in 1986. In 1997
                                                                                Mr. Quiller was appointed to the Board of Russian
                                                                                Telecommunication Network, a Russian Company
                                                                                operating satellite and terrestrial networks for
                                                                                National and International voice and data
                                                                                communications. He resigned from the Board in 1999.
                                                                                In 1997 Mr. Quiller was appointed a Director of
                                                                                Complex Investments Limited, and in the following
                                                                                year was appointed to the Board of Complex Holdings
                                                                                Limited, a diversified company that has interests in
                                                                                Telecommunications and Internet activities in
                                                                                Hungary and the Russian Federation.

Patrick D. Doyle (58)               Director                                    Mr. Doyle is an English qualified lawyer [Bachelor
                                                                                of Laws, London University 1963]. In April 1967 he
                                                                                was admitted as a Solicitor of the Supreme Court of
                                                                                England and joined the Legal Department of
                                                                                Commonwealth Development Finance Company ["CDFC"] a
                                                                                subsidiary of the Bank of England. He spent over 15
                                                                                years with CDFC rising to the position of Senior
                                                                                Legal Advisor. While with CDFC he was actively
                                                                                involved in the provision of Project Finance in over
                                                                                30 countries of the Commonwealth. Mr. Doyle has
                                                                                devoted his professional career to the practice of
                                                                                International Law. He has worked in Eastern Europe
                                                                                and a number of countries of the former Soviet
                                                                                Union. In his work he has accumulated considerable
                                                                                first hand knowledge of complex international legal
                                                                                and ethical problems. Mr. Doyle has advised several
                                                                                Governments and worked alongside major international
                                                                                funding agencies such as The World Bank, The
                                                                                International Finance Corporation and EBRD. For some
                                                                                years Mr. Doyle has been advising clients on the
                                                                                legal problems associated with Telecommunications
                                                                                and more recently Internet related issues. In
                                                                                February 1995 Mr. Doyle was recruited by Minneapolis
                                                                                based Law Firm Popham Haik to open an office in
                                                                                London, England. In May 1997 this London office was
                                                                                acquired by the Washington Law Firm of McKenna &
                                                                                Cuneo and Mr. Doyle became Counsel. In October 1998
                                                                                Mr. Doyle joined the London office of the global law
                                                                                firm Arnold & Porter from where he retired in
                                                                                December 1999.

Brian J. O`Dell (56)                Director                                    Mr. O'Dell has had a long and successful career in
                                                                                International Trade Finance in the City of London.
                                                                                He has recently capitalized upon his financial
                                                                                knowledge by joining the Boards of several
                                                                                companies. Mr. O'Dell has worked in the City of
                                                                                London for over 30 years. For 15 years he was the
                                                                                General Manager of Barter Group a leading player in
                                                                                Barter and Countertrade activities. At Barter Group,
                                                                                he headed the highly specialized team that was
                                                                                responsible for the creation of financial support
                                                                                instruments based on Barter and Compensation for
                                                                                Governments and Corporate bodies. His recognized
                                                                                expertise in this highly sophisticated area of
                                                                                international trade led to his being retained by
                                                                                "Euromoney" business magazine to lecture at seminars
                                                                                throughout Europe and Africa. A number of his papers
                                                                                have been published and may be found in the Business
                                                                                section of the City of London Library. In 1996 Mr.
                                                                                O`Dell joined the Board of Complex
                                                                                Telecommunications Limited to assist in the
                                                                                development of corporate activities. In the
                                                                                following year he was appointed to the Board of
                                                                                Complex Holdings Limited a diversified company with
                                                                                interests in Telecommunications and Internet
                                                                                holdings in Eastern Europe. At the same time, he was
                                                                                appointed to the Board of Complex Investments
                                                                                Limited. In 1999, Mr. O'Dell joined the Board of
                                                                                Satnet Limited, a UK registered company. At the same
                                                                                time Mr. O`Dell was appointed to the Board of
                                                                                Satellite News Services Limited. He retains all
                                                                                these directorships to the present day.

Paul Warshaw (56)                   Director                                    Paul R Warshaw graduated from the University of
                                                                                California at Berkeley with a BA in Economic History
                                                                                and an MBA in Finance, after which he worked as
                                                                                Security Analyst at Arnold Bernhard & Company in New
                                                                                York City, where he wrote more than 100 published
                                                                                reports on individual companies and industry groups
                                                                                for the Value Line Investment Service. Returning to
                                                                                graduate school in 1974, Dr. Warshaw earned a Ph.D.
                                                                                in Marketing and Psychology in 1977 from the
                                                                                University of Massachusetts, then joined the Faculty
                                                                                of Management at McGill University in Montreal,
                                                                                serving as both Assistant and Associate Professor,
                                                                                teaching, researching and and publishing numerous
                                                                                articles with respect to various aspects of Consumer
                                                                                Behavior, Advertising, and Marketing. Dr. Warshaw
                                                                                was appointed to the Editorial Boards of the Journal
                                                                                of Marketing Research and the Journal of Business
                                                                                Research; served as reviewer for Journal of Consumer
                                                                                Research, Management Science, Journal of
                                                                                Experimental Social Psychology, and the Association
                                                                                for Consumer Research. Dr. Warshaw is listed in
                                                                                Who's Who in American Advertising. Upon returning to
                                                                                his native United States in 1983, he worked as
                                                                                Associate and full Professor of Marketing at
                                                                                Massachusetts Institute of Technology, New York
                                                                                University, Drexel University, and Cal Poly. Dr.
                                                                                Warshaw left academia in 1991 to pursue
                                                                                entrepreneurial ventures in entertainment and
                                                                                marketing research, co-founding private companies
                                                                                RMO

                                                                                Entertainment Group, Digital Hollywood, Streamline
                                                                                Multimedia, and WEB Research. In 1999, with Spencer
                                                                                Young, he founded, Dynamic I-T. They were
                                                                                instrumental in the formation of the Company's
                                                                                Distance Learning division. In February 2000
                                                                                Dr.Warshaw was elected to the Board of Directors of
                                                                                Dynamic I-T, Inc.

Spencer H. Young (62)               Vice President and Director                 Spencer H. Young (J.D. Fordham University):
                                                                                practiced law with Lord, Day & Lord Thacher
                                                                                Proffitt, Prizer Crawley & Wood. Thereafter he
                                                                                joined the legal department of A.S.C.A.P. and later
                                                                                became a Vice President of Motion Business Affairs
                                                                                at Ashley Famous Agency (the forerunner of
                                                                                International Creative Management) specializing in
                                                                                literary, television, motion picture, music, and
                                                                                publishing business affairs and legal matters on
                                                                                behalf of the agency and its clients. When General
                                                                                Electric entered into motion picture and television
                                                                                production, through its subsidiary Tomorrow
                                                                                Entertainment, he was recruited to be its Vice
                                                                                President of Business Affairs Thereafter he was Vice
                                                                                President of Business Affairs for Lorimar. While at
                                                                                Lorimar he was one of the first American executives
                                                                                to establish co-production agreements for an
                                                                                independent American company. During his tenure at
                                                                                Lorimar these arrangements (with German, Italian and
                                                                                British partners) resulted in the financing of five
                                                                                feature films. The co-production formula he devised
                                                                                became the basis for the financing of dozens of the
                                                                                Lorimar films which followed. In 1981 he was
                                                                                appointed Managing Director of Clydebank Film
                                                                                Studios, Plc and relocated to Britain. In 1992 he
                                                                                returned to the United States to head the newly
                                                                                formed Falcon Film Finance, Ltd. He has been a
                                                                                business affairs consultant to numerous companies
                                                                                including R.K.O. and Taft Broadcasting and has
                                                                                produced three motion pictures and a mini-series. In
                                                                                1995 he became associated with the Law Offices of
                                                                                Debra M. Stasson from which he resigned in March
                                                                                1999 to devote his time to Internet related
                                                                                business.

Directors serve from the time they are elected until the next annual meeting of shareholders or until their successors are elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each executive officer, director and beneficial owner of 10% or more of the Company's Common Stock is required to file certain forms with the Securities and Exchange Commission. A report of beneficial ownership of the Company's Common Stock on Form 3 is due at the time such person becomes subject to the reporting requirement and a report on Form 4 or 5 must be filed to reflect changes in beneficial ownership occurring thereafter. During the fiscal year ended March 31, 2000 and as of July 21, 2000, none of the executive officers, directors, and beneficial owners of 10% or more of the Company's Common Stock were current with these filing requirements.


ITEM 10.  EXECUTIVE COMPENSATION.

Management Compensation

     The following table sets forth certain information regarding the annual compensation for services to the Company for the fiscal year ended March 31, 2000 with respect to the Company's executive officers and directors as of March 31, 2000 who are compensated at a rate of more than $100,000 in salary during such fiscal year (the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                                   Long-Term
                                                                                                   Compensation and
                                             Annual Compensation                                   Awards
---------------------------------------------------------------------------------------------------------------------------
Name and Principal Position                 Year       Salary      Bonus           Options
--------------------------------------------------------------------------------------------------------------------------
Spencer Young                               1999        $110,000    $ 0             285,000
   Vice President and Director

Paul Warshaw                                1999        $110,000    $ 0             435,000
    Director

     The following table contains certain information concerning the options granted to the Named Executive Officers and Directors during the fiscal year ended March 31, 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                         Number of        Percent of
                                         Securities      Total Options
                                         Underlying       Granted to
                                       Options Granted    Employees in          Exercise or
Name                                                      Fiscal Year             Base Price        Expiration Date
---------------------------------------------------------------------------------------------------------------------
 Patrick Doyle
      Director                              225,000                                     $2.00       December 31, 2008
                                             25,000                                     $1.50       December 31, 2008
                                             25,000                                     $1.00       December 31, 2008
                                             25,000                                     $ .50       December 31, 2008
                                             ------
                                            300,000            9.9%

 Ray King
     Chief Financial Officer                250,000                                     $2.00       December 31, 2008
       and Director                          50,000                                     $1.50       December 31, 2008
                                             50,000                                     $1.00       December 31, 2008
                                             50,000                                     $ .50       December 31, 2008
                                             ------
                                            400,000           13.2%
 Melvyn Quiller
    Chief Executive Officer                 250,000                                     $2.00       December 31, 2008
       and Director                          50,000                                     $1.50       December 31, 2008
                                             50,000                                     $1.00       December 31, 2008
                                             50,000                                     $ .50       December 31, 2008
                                             ------
                                            400,000           13.2%
 Brian O'Dell
   Director                                 250,000                                     $2.00       December 31, 2008
                                             50,000                                     $1.50       December 31, 2008
                                             50,000                                     $1.00       December 31, 2008
                                             50,000                                     $ .50       December 31, 2008
                                             ------
                                            400,000           13.2%

 Spencer Young
    Vice President and                      260,000                                     $ .50       December 31, 2008
      Director                               25,000                                     $2.00       December 31, 2008
                                             ------
                                            285,000            9.4%

  Paul Warshaw
   Director                                 410,000                                     $ .50       December 31, 2008
                                             25,000                                     $2.00       December 31, 2008
                                             ------
                                            435,000           14.4%

  Chafe Omar Abou Richeh
   Director                                 250,000                                     $2.00       December 31, 2008
                                             50,000                                     $1.50       December 31, 2008
                                             50,000                                     $1.00       December 31, 2008
                                             50,000                                     $ .50       December 31, 2008
                                             ------
                                            400,000           13.2%

  Ahmed Abdulla Mannai
   Director                                 250,000                                     $2.00       December 31, 2008
                                             50,000                                     $1.50       December 31, 2008
                                             50,000                                     $1.00       December 31, 2008
                                             50,000                                     $ .50       December 31, 2008
                                             ------
                                            400,000           13.2%

EMPLOYMENT AGREEMENTS

     The Company has entered into an Employment Agreement with Mr. Spencer Young, dated December 13, 1999, pursuant to which Mr. Young has agreed to serve as Vice President and Director of the Company for a term of two years commencing on February 1, 2000 through January 31, 2002 and for additional one year term if the Company elects to extend the term. In consideration for his services as Vice President and Director, Mr. Young will receive on an annual basis a base salary of not less than $110,000. Mr Young was also granted stock options in the amount of 285,000 shares of the Company's common stock.

     The Company has entered into an Employment Agreement with Dr. Paul Warshaw, dated December 13, 1999, pursuant to which Dr. Warshaw has agreed to serve as Director of the Company and to perform employment services for the United States operation for a term of one year commencing on February 1, 2000 through January 31, 2001 and for additional one year term if the Company elects to extend the term. In consideration for his services as Vice President and Director, Dr. Warshaw will receive on an annual basis a base salary of not less than $110,000. Dr. Warshaw was also granted stock options in the amount of 435,000 shares of the Company's common stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Company is authorized to issue 100,000,000 shares of Common Stock, of which 34,605,213 shares were issued and outstanding on July 20, 2000. As of July 20, 2000, there were 2,179 shareholders of record.

     The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of July 20, 2000, by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group:

                                      Shares                     Percent of
                                      Beneficially               Shares
Beneficial Owner*                     Owned                      Outstanding**
--------------------------------------------------------------------------------
Ahmed Abdulla Mannai                    0                            0%

Patrick D. Doyle                        0                            0%

Raymond A. King                         0                            0%

Melvyn F. Quiller                       0                            0%

Brian J. O'Dell                         0                            0%

Chafe Omar Abou Richeh                  0                            0%

Paul Warshaw                      165,000                           .4%

Spencer Young                     117,000                           .3%


All Directors and Executive
 Officers as a Group (8 persons)   282,000                          .8%
--------------------
* Unless otherwise indicated, the beneficial owner's address is the same as the Company's principal office.

** Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

a) Exhibits. The exhibits filed as part of this Annual report on Form 10-KSB are incorporated by reference to the indicated exhibit as part of the filing of the Company shown below.

Exhibit No.         Description
-----------         -----------

2 Share Purchase Agreement, dated January 28, 2000, by and between the Company and Banknet Kft (Exhibit 7.1 of Form 8-K filed 2/29/00).

3.1                 Articles of Incorporation (Exhibit 3.1 to Form 8-K filed
                    8/25/99).

3.2                 Bylaws.*

4                   Form of Common Stock Certificate of Company.*

10.1 Employment Agreement, dated December 13, 1999, by and between the Company and Mr. Spencer Young.*

10.2 Employment Agreement, dated December 13, 1999, by and between the Company and Dr. Paul Warshaw.*

10.3 Professional Services Agreement, dated December 1999, by and between the Company and Dr. Fred Davis.*

10.4 Consulting Agreement, dated April 11, 2000, by and between the Company and Dr. J. Christopher Westland.*

10.5 Consulting Agreement, dated April 11, 2000, by and between the Company and Dr. Viswanath
                    Venkatesh.*

10.6 Consulting Agreement, dated April 11, 2000, by and between the Company and Ms. Pam J. Schmidt.*

10.7 Professional Services Agreement, dated April 11, 2000, by and between the Company and Ms. Jane Frances Stuart.*

27.1                Financial Data Schedule.*

*   Filed herewith.


b) Item 6         Exhibits and Reports on Form 8-K.

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

                                           DYNAMIC I-T, INC.



                                           By: /s/ Patrick D. Doyle

                                           Patrick D. Doyle
                                           Director

                                           Date: July 21, 2000


                  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

   Signature                       Position                         Date

   By: /s/ Patrick D. Doyle        Director                        July 21, 2000


   Patrick D. Doyle



   By: /s/ Raymond King            Chief Financial Officer         July 21, 2000


   Raymond King




     This schedule contains summary financial information extracted from financial statements for the fiscal year ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

                                DYNAMIC I-T, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                PAGE

-- Accountants' Review Report                                   F-1

-- Audited Condensed Consolidated Balance Sheets,
    March 31, 2000 and March 31, 1999                           F-2

-- Audited Condensed Consolidated Statements of Operations
    from inception through March 31, 2000 and for the fiscal
    year ended March 31, 2000 and March 31, 1999                F-3

-- Statement of Shareholders' Equity from inception through
    March 31, 2000 and for the fiscal year ended March 31,
    2000 and March 31, 1999                                     F-4

-- Audited Condensed Consolidated Statements of Cash Flows
    from inception through March 31, 1999 and for the nine
    months ended December 31, 1999 and 1998                     F-7

-- Notes to audited Condensed Consolidated Financial
    Statements                                                  F-10

                   [LETTERHEAD OF MICHAEL JOHNSON & CO., LLC]



INDEPENDENT AUDITORS REPORT



Board of Directors
Dynamic I-T, Inc.


We have audited the accompanying balance sheet of Dynamic I-T, Inc. (An Exploration Stage Company) as of March 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the period March 3, 1980 (inception), through March 31, 2000 and March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic I-T, Inc. at March 31, 2000, and the results of its operations and its cash flows for the period March 3, 1980 (inception), through March 31, 2000, and March 31, 1999, in conformity with generally accepted accounting principles.

As shown in the financial statements, the company incurred a loss for this year and had incurred substantial losses in the prior years. At March 31, 2000, current liabilities exceed current assets by $924,570. These factors indicate that the company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

The financial statements for the years ended March 31, 1980 through March 31, 1992 were audited by other accountants, whose reports dated July 6, 1992 were qualified as to a going concern. They have not performed any auditing procedures since that date.


/s/ Michael Johnson & Co., LLC


Michael Johnson & Co., LLC

Denver, Colorado
July 10, 2000

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET


                                                      Mar. 31,    Mar. 31,
         ASSETS                                         2000        1999
         ------                                       --------    --------

         Current Assets:
         Cash                                           $   488     $     -
                                                      ----------  ----------

         TOTAL ASSETS                                   $   488     $     -
                                                      ==========  ==========

         LIABILITIES AND SHAREHOLDERS'

         Current Liabilities:
         Accounts payable & Accrued expenses           $255,413    $360,058
         Accrued salary, officer                        390,000     390,000
         Note Payable (Note 4)                          229,645     100,000
          Loan Payable - Shareholders (Note 5)           50,000           -
                                                      ----------  ----------

         Total Current Liabilities                      925,058     850,058
                                                      ----------  ----------

         Shareholders' (Deficit):
         Common stock, no par value;
         authorized 100,000,000 shares;
         1,001,343 shares issued and outstanding at
         March 31, 2000, and 642,174 as of March
         31, 1999                                     2,735,853   2,714,603
         Deficit accumulated during the
         exploration stage
                                                     (3,660,423) (3,564,661)
                                                      ----------  ----------

         Total Shareholders' (Deficit)
                                                       (924,570)   (850,058)

         TOTAL LIABILITIES & SHAREHOLDERS' EQUITY       $   488     $     -
                                                      ==========  ==========

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
      FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION) THROUGH MARCH 31, 2000




                                                   Cumulative
                                                  Amounts from
                                                Inception (March
                                                3, 1980) through            Year Ended                    Three Months Ended
                                                  Dec. 31,1999    March 31, 2000  March 31, 1999   March 31, 2000  March 31, 1999
                                                ----------------  --------------  --------------   --------------  --------------
Costs and Expenses:
     General and administrative,
       including exploration costs                  $ 2,013,655      $    95,762    $ 25,000       $        -     $        -
     Interest expense                                   710,069                -              -             -              -
     Bad debt expense                                     2,500                -              -             -              -
     Depreciation                                        44,325                -              -             -              -
     Write-down of deferred mine development
       costs, mineral properties, and joint
       ventures advances to estimated net
       realizable value.                              1,227,003                -              -             -              -
     Write-down of milling equipment to
       estimated net realizable value.                  619,365                -              -             -              -
     Write-off of abandoned mineral properties
       and write-off of advance royalties on
       abandoned or expired lease claims.               210,240                -              -             -              -
     Write-down of inventories to lower of cost
      or market.                                         18,401                -              -             -              -
     Oil and gas dry-hole costs                          25,000                -              -             -              -
     Write-off of deferred mine development
       costs on abandoned mine projects.                264,238                -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------
     Operating (Loss)                                 5,134,796           95,762      25,000                -              -
                                                  --------------    -------------  -------------  ------------  -------------

Other Income (Expenses):
     Assay services                                      20,041                -              -             -              -
     Interest income                                    212,754                -              -             -              -
     Rental income                                       38,238                -              -             -              -
     Other income                                        32,149                -              -             -              -
     Loss on dispositions including
       sale of milling equipment and
       abandonments of mine equipment,
       buildings and improvements,
       furniture and equipment and vehicles.           (311,542)               -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------
                                                         (8,360)               -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------

Net (loss) before income taxes
     and extraordinary items.                        (5,143,156)         (95,762)      (25,000)              -             -

Provision for income taxes                                    -                -                             -        -
                                                  --------------    -------------  -------------  ------------  -------------
Net (loss) before extraordinary item                 (5,143,156)         (95,762)       (25,000)             -             -
                                                  --------------    -------------  -------------  ------------  -------------

Extraordinary item:
     Gain from forgiveness of debt (Note 4)           1,482,733                -              -             -              -
                                                  --------------    -------------  -------------  ------------  -------------

Net Gain (loss)                                     $(3,660,423)     $   (95,762)   $  1,435,922  $   (9,250)   $         -
                                                  ==============    =============  =============  ============  =============

Net Gain (loss) per share:                                           $     (0.10)   $       0.02  $         -   $         -
                                                                    -------------  -------------  ------------  -------------


Weighted average shares outstanding                                    1,001,343     64,217,400     1,001,343     64,217,400
                                                                    =============  =============  ============  =============

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                             THROUGH MARCH 31, 2000

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

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                             THROUGH MARCH 31, 2000

                                                                                   Deficit
                                                     Common Stock                Accumulated
                                            -----------------------------         During the               Total
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

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                             THROUGH MARCH 31, 2000

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

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                             THROUGH MARCH 31, 2000

                                                      Cumulative
                                                     Amounts From
                                                    March 3, 1980
                                                     (Inception)
                                                       Through                  Year Ended
                                                    March 31, 2000    March 31, 2000    March 31, 1999
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
                                                    ===============   ==============    =============

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                             THROUGH MARCH 31, 2000

                                                      Cumulative
                                                     Amounts From
                                                    March 3, 1980
                                                     (Inception)
                                                       Through
                                                    March 31, 2000     March 31, 2000    March 31, 1999
                                                    --------------     --------------    --------------

Cash flows from investing activities:
  Proceeds from the disposition
    of property and equipment                        $     86,628      $         -       $        -
  Additions to deferred mine
    development costs                                  (1,257,154)               -                -
  Acquisition of other property
    and equipment                                      (1,012,523)               -                -
(Increase) in other assets                               (235,651)               -                -
                                                    ---------------   --------------    -------------

Net cash (used by) investing activities                (2,418,700)               -                -
                                                    ---------------   --------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of
    common stock                                          249,054           21,250                -
  Issuance of long-term debt                              131,250           75,000                -
  Advance from an officer                                  36,350                -                -
  Proceeds from other notes payable
    including $14,809 reclassified from
    accounts payable and $1,822 of
    interest expense incurred during the
    March 31, 1991 fiscal year                             43,631                -                -
  Payment on debt principal including
    $2,000 for debt forgiveness in 1991                   (83,250)               -                -
  Repayment of advances from officer                      (36,350)               -                -
  Advance to joint venture                               (186,940)               -                -
  Shareholder advances                                          -                -                -
                                                    ---------------   --------------    -------------
    Net cash provided by
      financing activities                                153,745           96,250                -
                                                    ---------------   --------------    -------------

Net (decrease) increase in cash and
  cash equivalents                                            488              488                -

Beginning cash and cash equivalents                             -                -                -
                                                    ---------------   --------------    -------------

Ending cash and cash equivalents                     $          -      $         -       $        -
                                                    ===============   ==============    =============

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                             THROUGH MARCH 31, 2000

                                                            Cumulative
                                                          Amounts From
                                                          March 3, 1980
                                                           (Inception)
                                                             Through
                                                          March 31, 2000     March 31, 2000       March 31, 1999
                                                          --------------     --------------       --------------

Supplemental schedule of non-cash
investing and financing activities:

Issuance of stock for property                                 224,548                  -                   -

Investment in preferred stock
in exchange for mining claims                                    4,024                  -                   -

Investment in marketable equity
security and miscellaneous
receivable resulting from
disposition of milling equipment                                13,276                  -                   -

Exchange of miscellaneous
receivable resulting from
milling equipment held for sale                                (10,000)                 -                   -

Supplemental disclosures of cash
information:
Cash paid for:
Interest                                                      $ 36,961                $ -                 $ -
                                                        ================== ================== ===================

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

              From March 3, 1980 (Inception) Through March 31, 2000

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

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

       Deferred Mine Development Costs, Mineral Properties and Advance
       Royalties:

       Mineral exploration costs were charged against income as incurred. Costs incurred in developing mining properties for commercial production are capitalized and reflected in the financial statements as deferred mine development costs. Such costs consist primarily of labor, supplies, contract construction services, allocated overhead and capitalized interest related to mine development activities. The Company capitalized deferred mine development costs at March 31, 1985 of $1,001,752 relating to the development of the Companys Colorado mine. The Company had suspended development of this mine and had written down the development costs to $250,000. During the year ended March 31, 1990, management of the Company made a decision to abandon this Colorado mining project. The Company recorded a loss of $250,000 on the write down of this Colorado deferred mine development cost to its estimated net realizable value. In addition, the management of the Company also abandoned certain of its California deferred mine development costs, which resulted in a loss of $93, 386 during the year-end of March 31, 1990.

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

       Other Property and Equipment:

       Other property and equipment were carried at costs and were depreciated on the straight-line method over their estimated useful lives which were as follows:

                          Vehicles            3 years
                          Furniture and       5 years
                          equipment

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000


       Organization Costs:

       Organization costs incurred by the Company totaling $5,000 had been capitalized and have been amortized on the straight-line method over a five-year period.

       Net (Loss) Per Share:

       The net (loss) per common share has been computed on the basis of the weighted average number of shares of common stock outstanding during the year. The number of shares outstanding on March 31, 1999 was 64,217,400, the outstanding shares at March 31, 2000 was 1,001,343. On August 23, 1999 the Dynamic I-T, Inc. Board of Directors authorized a 1/100 reverse split to shareholders of record as of that date. Shareholder's equity has been restated to give retroactive recognition to the stock split for all periods presented. All references to number of shares have been restated to reflect the stock split.


Note 2 - Going-Concern:

       As shown in the financial statements, the Company incurred a net loss for the period ended March 31, 2000 of $95,762. The Company's current liabilities exceeded its current assets by $924,570.

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


Note 3 - Income Taxes:

       As of March 31, 2000, the Company has financial reporting net operating loss carryforwards of approximately $3,610,423 for which the tax effect has not been recognized for financial reporting purposes. The Company also has approximately $3,000,000 of tax net-operating losses available for carry forward to offset future years' taxable income. Such losses expire at various times through 2013 if not utilized earlier.


Note 4 - Notes Payable:

       Notes payable as of March 31, 2000 is as follows:

            First Trust Corp. dated 11/19/98 payable on
            July 1, 1999 with interest at 9% per annum.
            An extension agreement on July 1, 1999 extending
            maturity date to Sept. 30, 2000.                       $   25,000

            Banknet advance dated 1/30/2000, due upon
            demand.                                                   204,645
                                                                  -----------
                        Total notes payable                        $  229,645
                                                                   ==========

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2000

Note 5 - Loan Payable - Shareholder

       A note for $50,000, payable over twelve months in quarterly installments of $25,000 to Coke Reeves for settlement of debt and interest.


Note 6 - Related Party Transactions:

       Accrued officer salary in the amounts of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1999. An agreement was reached on April 20, 1999 between Coke Reeves and the Board of Directors to forgive the $390,000 accrued salary after the common share price of the Company on the OTC Bulletin Board had averaged $3.00 per share for thirty (30) consecutive trading days. In the event that such average price does not occur within two years of the date of the Agreement, the company will issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, Coke Reeves shall hold a pledge of 200,000 shares of Dynamic I-T, Inc., as collateral for the payment of the accrued and unpaid salary.

Note 7 - Subsequent Event

       On February 14, 2000 subject to certain conditions in a Share Purchase Agreement, the Board of Directors authorized the issuance of 30,400,000 shares of restricted common stock to Banknet KFT pursuant to the Share Purchase Agreement. Banknet provides data communications services within Hungary and neighboring states. It owns a hub in Budapest with an installed base of 600 remote sites. On February 11, 2000 the Board of Directors authorized a total of 1,000,000 warrants to purchase common shares at $.50 per share for a period of seven years commencing February 1, 2000 as consideration for services rendered in the acquisition of Banknet.

       On February 11, 2000 the Board of Directors authorized the issuance of a total of 750,000 shares of restricted common stock for the full fair and adequate consideration for services rendered. On February 28, 2000 the Board resolved that the closing date of the transactions contemplated by the Agreement is hereby extended from February 28, 2000 to the date that is after March 31, 2000 and on or before July 31, 2000.