Form 10QSB
period 2000-06-30
DYNAMIC I-T INC
filed 2000-08-15
CIK 354699

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 2000

                 Transaction Report under Section 13 or 15(d) of
                 The Exchange Act for the Transition Period from

               _______________________ to _______________________

                             Commission File Number

                                Dynamic I-T, Inc.

             (Exact Name of Registrant as Specified in its Charter)

             Colorado                 0-10065                82-0379959
  ----------------------------   -----------------     ----------------------
  (State or other jurisdiction     Commission File           (IRS Employer
    of incorporation)               No.                 Identification No.)

                2504 11th Street, Santa Monica, California 90405

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

         At August 11, 2000, there were issued and outstanding 34,605,213 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X] Item 4.

                                DYNAMIC I-T, INC.

                                    CONTENTS

                                                                     PAGE

-- Accountants' Review Report                                               1

-- Unaudited Condensed Consolidated Balance Sheets,
    June 30, 2000 and June 30, 1999                                         2

-- Unaudited Condensed Consolidated Statements of Operations
    from inception through June 30, 2000 and for the three
    months ended June 30, 2000 and June 30, 1999                            3

-- Statement of Shareholders' Equity from inception through
    June 30, 2000 and for the three months ended June 30, 2000
    and June 30, 1999                                                   4 - 6

-- Unaudited Condensed Consolidated Statements of Cash Flows
    from inception through June 30, 2000 and for the three
    months ended June 30, 2000 and June 30, 1999                       7 - 12

-- Notes to unaudited Condensed Consolidated Financial
    Statements                                                        13 - 16

                   [LETTERHEAD OF MICHAEL JOHNSON & CO., LLC]

Board of Directors
Dynamic I-T, Inc.

We have reviewed the accompanying balance sheet of Dynamic I-T, Inc. (an Exploration Stage Company, the "Company") as of June 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the period March 3, 1980 (inception), through June 30, 2000, and the three month period ended June 30, 2000 and June 30, 1999 (as applicable). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our review.

We conducted our review in accordance with generally accepted auditing standards. Those standards require that we plan and perform the review to obtain reasonable assurance about whether the financial statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A review also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our reviews provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic I-T, Inc. at June 30, 2000, and the results of its operations and its cash flows for the period March 3, 1980 (inception), through June 30, 2000, and the three month period ended June 30, 2000 and June 30, 1999 (as applicable), in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred net losses for all three years and had incurred substantial losses in the prior years. At June 30, 2000, current liabilities exceed current assets by $924,570. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The financial statements for the years ended March 31, 1980 through March 31, 1992 were audited by other accountants, whose reports dated July 6, 1992 were qualified as to a going concern. They have not performed any auditing procedures since that date.

/s/ Michael Johnson & Co., LLC

Michael Johnson & Co., LLC

Denver, Colorado
August 10, 2000

                               DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                                 BALANCE SHEET

                                                    Three-Months
                                                       Ended        Year Ended
                                                      June 30,       March 31
ASSETS                                                  2000           2000
------                                               -----------    -----------

Current Assets:

  Cash                                               $   271,962    $       488
                                                     -----------    -----------

Fixed Assets                                             161,000             --
                                                     -----------    -----------

TOTAL ASSETS                                         $   432,962    $       488
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS'
-----------------------------

Current Liabilities:

  Accounts payable & Accrued expenses                $   180,413    $   255,413

  Accrued salary, officer                                390,000        390,000

  Note Payable (Note 4)                                  207,645        229,645

  Loan Payable - Shareholders (Note 5)                    50,000         50,000
                                                     -----------    -----------

Total Current Liabilities                                828,058        925,058

Shareholders' (Deficit):
  Common stock, no par value;
  authorized 100,000,000 shares;
  4,205,213 shares issued and outstanding at
  June 30, 2000, and 642,174 as of June 30, 1999       3,713,601      2,735,853
  Deficit accumulated during the
  exploration stage                                   (4,108,697)    (3,660,423)
                                                     -----------    -----------

Total Shareholders' (Deficit)                           (395,096)      (924,570)

TOTAL LIABILITIES & SHAREHOLDERS'                    $   432,962    $       488
                                                     ===========    ===========















    The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF OPERATIONS
       FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION) THROUGH JUNE 30, 2000

                                             Cumulative
                                            Amounts from
                                              Inception
                                              (March 3,
                                            1980) through          Three Months Ended
                                            June 30, 2000     June 30, 2000   June 30, 1999
                                            -------------     -------------   -------------
Income                                       $      --           $      --      $      --

Costs and Expenses:
     General and administrative,
       including exploration costs             2,461,929            448,274            --
     Interest expense                            710,069                --             --
     Bad debt expense                              2,500                --             --
     Depreciation                                 44,325                --             --
     Write-down of deferred mine
       development costs, mineral
       properties, and joint ventures
       advances to estimated net
       realizable value.                       1,227,003                --             --
    Write-down of milling equipment to
       estimated net realizable value.           619,365                --             --
    Write-off of abandoned mineral
       properties and write-off of advance
       royalties on abandoned or expired
       lease claims.                             210,240                --             --
    Write-down of inventories to lower
       of cost or market.                         18,401                --             --
    Oil and gas dry-hole costs                    25,000                --             --
    Write-off of deferred mine
       development costs on abandoned mine
       projects.                                 264,238                --             --
                                             -----------         -----------    -----------
    Operating (Loss)                           5,583,070             448,274           --
                                             -----------         -----------    -----------

Other Income (Expenses):
    Assay services                                20,041                --             --
    Interest income                              212,754                --             --
    Rental income                                 38,238                --             --
    Other income                                  32,149                --             --
    Loss on dispositions including
       sale of milling equipment and
       abandonments of mine equipment,
       buildings and improvements,
       furniture and equipment and
       vehicles                                 (311,542)               --             --
                                             -----------         -----------    -----------
                                                  (8,360)               --             --
                                             -----------         -----------    -----------
Net (loss) before income taxes
    and extraordinary items                   (5,591,430)           (448,274)          --
Provision for income taxes                            --
                                             -----------         -----------    -----------
Net (loss) before extraordinary item          (5,591,430)           (448,274)          --
                                             -----------         -----------    -----------
Extraordinary item:
    Gain from forgiveness of debt (Note 4)     1,482,733                --             --
                                             -----------         -----------    -----------
Net Gain (loss)                              $(4,108,697)        $  (448,274)   $      --
                                             ===========         ===========    ===========
Net Gain (loss) per share:                                       $     (0.33)   $      --
                                                                 -----------    -----------

Weighted average shares outstanding                                1,368,650     64,217,400
                                                                 ===========    ===========































           The accompanying notes are an integral part of the financial statements.

                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                              THROUGH JUNE 30, 2000

                                                                                Deficit
                                                    Common Stock              Accumulated
                                             -----------------------           During The           Total
                                               Number                         Exploration       Shareholders'
                                             of Shares        Amount            Stage              Equity
                                             ---------     ---------          ------------      -------------
Date of inception, March 3, 1980                           $                   $                 $

Contributed property from officers
   and directors                              282,500        222,048                                222,048

Net (loss) for the period from
  inception (March 3, 1980)
  through March 31, 1981                           --             --              (9,293)            (9,293)
                                             ---------     ----------         -----------        -----------
Balances at March 31, 1981                     282,500        222,048             (9,293)           212,755

Sale of stock to officers and directors
  for cash -                                    12,500         20,000                 --             20,000
  for cash -                                     2,500          6,250                 --              6,250
  for cash -                                     2,500          6,250                 --              6,250

Sale of stock (private placement)
  during June 1981 -                            60,000        300,000                 --            300,000

Sale of stock in public offering-              250,179      2,129,473                 --          2,129,473

Net (loss) for the year ended
  March 31, 1982                                    --             --            (18,559)           (18,559)
                                             ---------     ----------         -----------        -----------
Balances at March 31, 1982                     610,179      2,684,021            (27,852)         2,656,169

Net (loss) for the year ended
  March 31, 1983                                    --             --           (236,492)          (236,492)
                                             ---------     ----------         -----------        -----------
  Balances at March 31, 1983                   610,179      2,684,021           (264,344)         2,419,677

Net (loss) for the year ended
  March 31, 1984                                    --             --           (538,995)          (538,995)
                                            ----------     ----------         ----------         -----------
Balances at March 31, 1984                     610,179      2,684,021           (803,339)         1,880,682
                                            ----------     ----------         -----------        -----------
Net (loss) for the year ended
  March 31, 1985                                    --             --           (624,177)          (624,177)
                                            ----------     ----------          ----------        -----------
Balances at March 31, 1985                     610,179      2,684,021         (1,427,516)         1,256,505
                                            ----------     ----------         -----------        -----------


Issuance of restricted stock for cash
  on behalf of the company                    17,500         20,082     $      --            20,082
 Net (loss) for the year ended
  March 31, 1986                                --             --          (847,308)       (847,308)
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1986                    627,679      2,704,103      (2,274,824)        429,279

Issuance of restricted stock for
  services                                    10,000          5,000            --             5,000

Net (loss) for the year ended
  March 31, 1987                                --             --          (526,070)       (526,070)
                                         -----------    -----------     -----------     -----------


Balances at March 31, 1987                   637,679      2,709,103      (2,800,894)        (91,791)

Net (loss) for the year ended
  March 31, 1988                                --             --          (194,762)       (194,762)
                                         -----------    -----------     -----------     -----------
Balances at March 31, 1988                   637,679      2,709,103      (2,995,656)       (286,553)

Issuance of restricted stock for
cash                                           1,995          3,000            --             3,000

Issuance of restricted stock in
partial settlement of a disputed
liability                                      2,500          2,500            --             2,500

Net (loss) for the year ended
  March 31, 1989                                --             --          (165,082)       (165,082)
                                         -----------    -----------     -----------     -----------


Balances at March 31, 1989                   642,174      2,714,603      (3,160,738)       (446,135)

Net (loss) for the year ended
  March 31, 1990                                --             --          (725,765)       (725,765)
                                         -----------    -----------     -----------     -----------

Balances at March 31, 1990                   642,174      2,714,603      (3,886,503)     (1,171,900)

Net (loss) for the year ended
  March 31, 1991                                --             --          (134,961)       (134,961)
                                         -----------    -----------     -----------     -----------

                 The accompanying notes are an integral part of the financial statements.


Balances at March 31, 1991                   642,174      2,714,603      (4,021,464)     (1,306,861)

Net (loss) for the year ended
  March 31, 1992                                --             --          (345,090)       (345,090)
                                         -----------    -----------     -----------     -----------


Balances at March 31, 1992                   642,174      2,714,603      (4,366,554)     (1,655,227)
                                         -----------    -----------     -----------     -----------

Net (loss) for the year ended
 March 31, 1993                                   -               -        (383,659)       (383,659)

Realized (loss) on security                       -               -               -           3,276
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1993                    642,174      2,714,603      (4,750,213)     (2,035,610)

Net (loss) for the year ended
 March 31, 1994                                    -              -         (50,370)        (50,370)
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1994                    642,174      2,714,603      (4,800,583)     (2,085,980)

Net (loss) for the year ended
 March 31, 1995                                    -              -         (50,000)        (50,000)
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1995                    642,174      2,714,603      (4,850,583)     (2,135,980)

Net (loss) for the year ended
 March 31, 1996                                    -              -         (50,000)        (50,000)
                                         -----------    -----------     -----------     -----------
Balance at March 31, 1996                    642,174      2,714,603      (4,900,583)     (2,185,980)
Net (loss) for the year ended
 March 31, 1997                                    -              -         (50,000)        (50,000)
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1997                    642,174      2,714,603      (4,950,583)     (2,235,980)

Net (loss) for the year ended
 March 31, 1998                                    -              -         (50,000)        (50,000)
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1998                    642,174      2,714,603      (5,000,583)     (2,285,980)

Net profit for the year ended
 March 31, 1999                                    -              -       1,435,922       1,435,922
                                         -----------    -----------     -----------     -----------

Balance at March 31, 1999                    642,174      2,714,603      (3,564,661)       (850,058)
Issuance for services                        357,826         21,250               -          21,250

Additional Shares (Rounding)                   1,343              -               -               -

Net profit for the year ended
   March 31, 2000                                  -              -         (95,762)        (95,762)
                                         -----------    -----------     -----------     -----------

Balance at March 31, 2000                  1,001,343      2,735,853      (3,660,423)       (924,570)
Issuance for Cash                          3,203,840        977,748               -         977,748

Net profit for the period
 ended June 30, 2000                               -              -               -              -
                                         -----------    -----------     -----------     -----------
Balance at June 30, 2000                   4,205,183      3,713,601         448,274         448,274
                                         ===========    ===========     ===========     ===========


























                 The accompanying notes are an integral part of the financial statements.

                               DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION) THROUGH JUNE 30, 2000
                                  (Unaudited)







                                                                            Cumulative
                                                                           Amounts From
                                                                          March 3, 1980
                                                                           (Inception)
                                                                             Through                  Three-Months Ended
                                                                          June 30, 2000      June 30, 2000           June 30, 1999
                                                                          -------------      -------------          ----------------
Cash flows from operating activities:
Net  Gain (loss)                                                            $(4,108,697)       $  (448,274)         $              -

Adjustments to reconcile net loss
to net cash (used by) operating activities:
  Depreciation and amortization                                                 147,668                  -                         -
  Write-down of deferred mine
      development costs, mineral
      properties and joint venture
      advances to estimated net
      realizable value                                                        1,227,003                  -                         -
  Write-down of milling equipment
      to estimated net realizable value                                         619,365                  -                         -
  Write off of abandoned mineral
      properties and advance royalties                                          210,240                  -                         -
  Write-off of deferred mine
      development costs                                                         264,238                  -                         -
  Loss on disposition of mine
      equipment, furniture and
      equipment, and vehicles                                                   311,542                  -                         -
  Gain on disposition of
      property and equipment                                                    (17,054)                 -                         -
  Oil and Gas dry-hole costs                                                     25,000                  -                         -
  Bad debt expense                                                                2,500                  -                         -

Decrease in other assets                                                            555                  -                         -
(Decrease) Increase in accounts payable                                         285,058            (75,000)                        -
(Decrease) Increase in accrued interest payable                                       -                  -                         -
Increase in accrued salary, officer                                             390,000                  -                         -
                                                                                                         -
(Increase) in miscellaneous receivable                                           (2,500)                 -                         -
                                                                            -----------        -----------          ----------------

Total  Adjustments                                                            3,463,615            (75,000)                        -
                                                                            -----------        -----------          ----------------

Net cash (used by) operating activities                                     $  (645,082)       $  (523,274)         $              -
                                                                            ===========        ===========          ================

























                       The accompanying notes are an integral part of these financial statements.


                                DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION)
                              THROUGH JUNE 30, 2000

                                                Cumulative
                                               Amounts From
                                               March 3, 1980
                                                (Inception)
                                                   Through                Three-Months Ended
                                                June 30, 2000       June 30, 2000    June 30, 1999
                                                -------------       -------------    -------------
Cash flows from investing activities:
  Proceeds from the disposition
    of property and equipment                    $    86,628                  --             --

  Additions to deferred mine
    development costs                             (1,257,154)                 --             --

  Acquisition of other property
    and equipment                                 (1,173,523)             (161,000)          --

(Increase) in other assets                          (235,651)                 --             --
                                                 -----------           -----------    -----------

Net cash (used by) investing activities           (2,579,700)             (161,000)          --
                                                 -----------           -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of
    common stock                                   1,226,802               977,748           --

  Issuance of long-term debt                         109,250               (22,000)          --

  Advance from an officer                             36,350                  --             --

  Proceeds from other notes payable
    including $14,809 reclassified
    from accounts payable and $1,822
    of interest expense incurred during
    the March 31, 1991 fiscal year                    43,631                  --             --

  Payment on debt principal including
    $2,000 for debt forgiveness in 1991              (83,250)                 --             --

  Repayment of advances from officer                 (36,350)                 --             --

  Advance to joint venture                          (186,940)                 --             --

  Shareholder advances                                   --                   --             --
                                                 -----------           -----------    -----------

    Net cash provided by
     financing activities                          1,109,493               955,748           --
                                                 -----------           -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                                   271,474               271,474           --

Beginning cash and cash equivalents                      488                   488           --
                                                 -----------           -----------    -----------

Ending cash and cash equivalents                 $   271,962           $   271,962    $      --
                                                 ===========           ===========    ===========































                 The accompanying notes are an integral part of the financial statements.


                               DYNAMIC I-T, INC.
                         (AN EXPLORATION STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
      FOR THE PERIOD FROM MARCH 3, 1980 (INCEPTION) THROUGH JUNE 30, 2000
                                  (Unaudited)



                                                    Cumulative
                                                   Amounts From
                                                  March 3, 1980
                                                   (Inception)
                                                     Through               Three-Months Ended
                                                  June 30, 2000      June 30, 2000    June 30, 1999
                                                  -------------      -------------    -------------

Supplemental schedule of non-cash
investing and financing activities:

Issuance of stock for property                          224,548                -                -

Investment in preferred stock
  in exchange for mining claims                           4,024                -                -

Investment in marketable equity
  security and miscellaneous
  receivable resulting from
  disposition of milling equipment                       13,276                -                -

Exchange of miscellaneous
  receivable resulting from
  milling equipment held for sale                       (10,000)               -                -

Supplemental disclosures of cash
  information:
  Cash paid for:
  Interest                                         $     86,961       $        -       $        -
                                                  =============      =============    =============













































                  The accompanying notes are an integral part of these financial statements.


                                DYNAMIC I-T, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

              From March 3, 1980 (Inception) Through June 30, 2000

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies:

         Colorado Gold & Silver, Inc. (the Company) was incorporated under the laws of the State of Colorado on March 3, 1980. The Company was organized for the principal purpose of engaging in the business of acquiring, exploring, and if warranted, developing mineral prospects. Activities through March 31, 1992, during which time the Company was in the exploration stage (a development stage company as defined by Statement of Financial Accounting Standards No. 7), consisted principally of organizational activities, including the sale of shares of its common stock, and the acquisition, evaluation, exploration and development of certain mineral properties for future production. Certain of these properties were acquired from certain of the Company's officers and directors. On August 23, 1999, the name of the Corporation was changed to Dynamic I-T, Inc. by amendment to the Articles of Incorporation.

         Cash and Cash Equivalents:

         For purposes of the Statement of Cash Flows, the Company considers demand deposits and all highly liquid-debt investments purchased with a maturity of three months or less to be cash equivalents.

         Deferred Mine Development Costs, Mineral Properties and Advance Royalties:

         Mineral exploration costs were charged against income as incurred. Costs incurred in developing mining properties for commercial production are capitalized and reflected in the financial statements as deferred mine development costs. Such costs consist primarily of labor, supplies, contract construction services, allocated overhead and capitalized interest related to mine development activities. The Company capitalized deferred mine development costs as of March 31, 1985 of $1,001,752 relating to the development of the Company's Colorado mine. The Company had suspended development of this mine and had written down the development costs to $250,000. During the year ended March 31, 1990, management of the Company made a decision to abandon this Colorado mining project. The Company recorded a loss of $250,000 on the write down of this Colorado deferred mine development cost to its estimated net realizable value. In addition, the management of the Company also abandoned certain of its California deferred mine development costs, which resulted in a loss of $93,386 during the year ending March 31, 1990.

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

         Other Property and Equipment:

         Other property and equipment were carried at costs and were depreciated on the straight-line method over their estimated useful lives which were as follows:

                Vehicles                           3 years
                Furniture and equipment            5 years

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

         Organization Costs:

         Organization costs incurred by the Company totaling $5,000 had been capitalized and have been amortized on the straight-line method over a five-year period.

         Net (Loss) Per Share:

         The net (loss) per common share has been computed on the basis of the weighted average number of shares of common stock outstanding during the year. The number of shares outstanding on March 31, 1999 and June 30, 2000 was 64,217,400 and 4,205,213, respectively. On August 23, 1999 the Dynamic I-T, Inc. Board of Directors authorized a 1 for 100 reverse split to shareholders of record as of that date. Shareholder's equity has been restated to give retroactive recognition to the stock split for all periods presented. All references to number of shares have been restated to reflect the stock split.

Note 2 - Income Taxes:

         As of June 30, 2000, the Company has financial reporting net operating loss carryforwards of approximately $3,484,711 for which the tax effect has not been recognized for financial reporting purposes. The Company also has approximately $3,000,000 of tax net-operating losses available for carry forward to offset future years' taxable income. Such losses expire at various times through 2013 if not utilized earlier.

Note 3 - Notes Payable:

         Notes payable as of June 30, 2000 are as follows:

           First Trust Corp. dated 11/19/98 payable on
           July 1, 1999 with interest at 9% per annum.
           An extension agreement on July 1, 1999 extended
           the maturity date to Sept. 30, 2000.                       $   25,000

           Banknet advance dated 1/30/2000, due upon
           demand.                                                       182,645
                                                                     -----------
                        Total notes payable                           $  207,645
                                                                      ==========


Note 4 - Related Party Transactions:

         Accrued officer salary in the amount of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1999. An agreement was reached on April 20, 1999 between M. Coke Reeves and the Board of Directors to forgive the $390,000 accrued salary after the common share price of the Company on the OTC Bulletin Board had averaged $3.00 per share for thirty (30) consecutive trading days. In the event that such average price does not occur within two years of the date of the Agreement, the Company will issue S-8 registered shares at the then market price, in full satisfaction of the obligation. In addition, M. Coke Reeves shall hold a pledge of 200,000 shares of Dynamic I-T, Inc., as collateral for the payment of the accrued and unpaid salary. This obligation was paid off with proceeds from the private offering.

                                DYNAMIC I-T, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)


Note 5 - Going Concern

         As shown in the financial statements, the Company incurred a net loss for the period ended June 30, 2000 of $448,274. The Company's current liabilities exceeded its current assets by $556,096.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, its difficulties in generating sufficient cash-flow to meet its obligations and sustain its operations and its stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 6.

Note 6 - Subsequent Event

         On February 14, 2000 subject to certain conditions precedent in a Share Purchase Agreement, the Board of Directors authorized the issuance of 30,400,000 shares of restricted common stock to Banknet KFT for the acquisition of Banknet. Banknet provides data communications services within Hungary and neighboring states. It owns a hub in Budapest with an installed base of 600 remote sites.

          On February 28, 2000 the Board of Directors resolved that the closing date of the transactions contemplated by the Agreement would be extended from February 28, 2000 to a date that is after March 31, 2000 and on or before July 31, 2000. On July 31, 2000, the Company completed its acquisition of Banknet pursuant to the Share Purchase Agreement.

         On August 2, 2000, the Company completed the acquisition valued at $2,605,904.60 of LM Magyarforszag Kft ("LM"), a company organized under the laws of Hungary, for consideration consisting of cash, shares in Dynamic I-T, Inc., and the assumption by the Company of a debt of LM payable to Complex Holdings Limited ("Complex"). LM's primary asset consists of real property. The cash total was $500,000 of which a deposit of $161,000 was paid at closing. The balance of $339,000 will be paid in one payment of $39,000 and six equal consecutive monthly payments of $30,000. Complex will also receive 700,000 shares in Dynamic for the balance of $2,105,904. The number of shares was determined based on their estimated fair market value at closing. A debt of LM payable to Complex in the amount of $4,421,65 was also assumed by Dynamic. It is the intention of the Board of Directors to sell the property at the earliest opportunity to raise cash for Dynamic's future expansion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Dynamic I-T, Inc. ("Dynamic" or the "Company"), a Colorado corporation, was incorporated in 1980 as Colorado Gold & Silver Mining, Inc. to engage in the exploration, acquisition and development of mining and mineral prospects. In August 1999, the Company changed its name and ceased all of its efforts in the mining and minerals industry and approved a plan to pursue the acquisition of development stage Internet-related companies and technologies which such companies will likely lack any significant operating or financial histories and, in all likelihood, be unprofitable with significant losses and negative shareholders equity and which technologies will likely be development stage with little or no revenue and no history of sales. The Company intends to be an "incubator" of such Internet-related endeavors and to develop an acquired company to the point that it would be able to begin marketing its own services and generate revenue. The Company amended its Articles of Incorporation in order to reflect the change in its basic business and conducted extensive market research and analysis in order to focus its marketing efforts more narrowly to Internet businesses that would have wide application, have the ability to generate long term growth, be international in scope, and not require capital intensive start-up costs. A decision was made by Company management to enter the distance learning ("Distance Learning") market with the objective of developing via the Internet and delivering business, corporate, medical and pedagorical programs through tailored global distance educational courses. The Company will offer the programs from the United States for delivery virtually anywhere in the world. The technology used by the Company in the delivery of these interactive programs will be via broadband terrestrial and satellite telecommunications networks utilizing the Internet as the medium for course work.

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

         In August 1999, the Company effected a reverse split of its common stock and simultaneously changed its name to Dynamic I-T, Inc. amending its stated business purpose in order to begin focusing on its new business objectives. The Company's strategic and tactical plans are currently in the process of being implemented by Company personnel as well as through the use of outside consultants and other professionals. For example, the Company's website is being developed by Engram Digital, a leading Internet web development company. In addition, the Company recently announced the completion of the video portion of the first of 25 online executive seminars that it plans to produce over the next two years. Each seminar is designed for management personnel of Fortune 1000 companies and can be accessed at any time from any computer with a modem.

         The Company's objective is to be one of the leading providers of Distance Learning in the United States and ultimately internationally. To achieve this, Dynamic will need to simultaneously grow through direct and third-party sales, acquisition of small domestic and international companies, and the generation of multiple revenue streams. The Company also needs to develop more channels for the marketing of its Distance Learning programs, and maintain its focus on emerging technologies while continuing to develop a high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the Distance Learning industry and to expand into other Internet-related businesses by exploiting leading technologies and creating cutting-edge, customized solutions for emerging customer segments. The Company believes that more and more international opportunities are emerging for the Company in the Distance Learning arena and intends to pursue that market more vigorously.

         The key to the Company's future success lies in its ability to provide premier Distance Learning programs, to execute its acquisition strategy and to expand its product offerings.

         The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol DYNM.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES

         Dynamic I-T, Inc. had no revenues for the three months ended June 30, 2000 and had no revenues for the comparable period in 1999. The Company expects to generate revenues later this year upon commencing the offering of Distance Learning programs over the Internet.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's General and Administrative expenses increased to $448,274 for the three months ended June 30, 2000 as compared to nil during the comparable period ended June 30, 1999. This increase was attributable to professional fees incurred by the Company consisting of accounting, legal and consulting services performed on behalf of the Company, for the payment of salaries, and a note payable. The Company had no other expenses during the three months ended June 30, 2000 or during the comparable period ended June 30, 1999.

OTHER INCOME (EXPENSE)

         The Company had no other income (expense) during the three months ended June 30, 2000 or during the comparable period ended June 30, 1999.

NET INCOME (LOSS) BEFORE INCOME TAXES

         For the three months ended June 30, 2000, the Company had a loss of ($448,274) as compared to net income (loss) of nil during the three months ended June 30, 1999. This increase is attributable to the Company's previously noted fees for professional services, salaries and the payment of a note.

LIQUIDITY AND CAPITAL RESOURCES

         In May 2000, the Company completed a private offering ("Offering") in the amount of $977,748 net of the costs of the Offering from the sale of 3,262,840 shares of the Company's common stock.

         The Company had more cash capital at the end of the three months ended June 30, 2000 than for the comparable period ended June 30, 1999 due primarily to the proceeds from the Offering. Nevertheless, the Company may still be forced to either borrow funds or to sell additional shares of its common stock in order to fund operations. Historically, the Company has financed its working capital requirements through internally generated funds (that is, prior to its abandoning the mining and minerals prospects business), the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has a loan with First Trust Corporation, which is due on September 30, 2000. The Company also has a demand note with Banknet in the amount of $204,645.

         As of June 30, 2000, the Company had cash capital of $271,784 as compared with cash capital of $488 for the comparable period ended June 30, 1999. This increase in cash capital is the result of the Offering of the Company's common stock which was completed during the quarter ended June 30, 2000.

         The Company currently anticipates that existing sources of liquidity and cash may be insufficient to satisfy its operational needs through the next six to nine months. To make future acquisitions or for other expenses, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the Board of Directors of the Company deems prudent. The Company expects any proceeds from such additional credit or sales of securities to be used primarily in the development and marketing of its products. No assurances can be given that the Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its operational needs.

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

                    See Condensed Financial Statements.

          Item 3    Defaults on Senior Securities

                    None

          Item 4    Submission of Matters to a Vote of Shareholders

                    None

          Item 5    Other Information

                    None

          Item 6    Exhibits and Reports on Form 8-K.

          (i) No Reports on Form 8-K were filed during the period ended June 30, 2000.

          (ii)      The following exhibits are being filed:

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

                                            Date: August 15, 2000


                  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.



         Signature                          Position                       Date

         By: /s/ Melvyn F. Quiller          Chief Executive Officer        August 15, 2000


         Melvyn F. Quiller


         By: /s/ Raymond King               Chief Financial Officer         August 15, 2000


         Raymond King
