Form 10QSB
period 2000-09-30
DYNAMIC I-T INC
filed 2000-12-15
CIK 354699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         At December 13, 2000, there were issued and outstanding 34,605,213 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X] Item 4.

                                DYNAMIC I-T, INC.

         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEET
             SEPTEMBER 30, 2000 (Unaudited)                               F-2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         AND COMPREHENSIVE INCOME (LOSS)
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000
             AND 1999 (Unaudited)                                         F-3

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
         EQUITY
             NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)             F-4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (Unaudited)    F-5

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
         STATEMENTS                                                       F-6/10


                                      * * *

                                DYNAMIC I-T, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2000 (Unaudited)




                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                      $   102,769
     Accounts receivable                                                953,392
     Due from related parties                                           343,942
     Prepaid expenses and advances                                       37,299
     Other current assets                                               330,947
                                                                    -----------
              Total current assets                                    1,768,349
Equipment, net of accumulated depreciation of $1,105,408              2,022,968
Investment in real property                                           2,605,904
                                                                    -----------

              Total                                                 $ 6,397,221
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                          $   846,895
     Due to related parties                                             514,889
     Due to Complex Holdings Limited                                    239,000
     Note payable                                                        25,000
     Accrued officer's salary                                           390,000
                                                                    -----------
              Total current liabilities                               2,015,784
Other liabilities                                                        10,015
                                                                    -----------
              Total liabilities                                       2,025,799
                                                                    -----------

Stockholders' equity:
     Common stock, no par value; 100,000,000 shares authorized;
         34,605,213 shares issued and outstanding                     6,877,362
     Common stock to be issued (700,000 shares)                       2,105,904
     Paid-in capital                                                  1,425,830
     Accumulated deficit                                             (5,897,422)
     Cumulative translation adjustment                                 (140,252)
                                                                    -----------
              Total stockholders' equity                              4,371,422
                                                                    -----------

              Total                                                 $ 6,397,221
                                                                    ===========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                DYNAMIC I-T, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




                                                Nine Months Ended                   Three Months Ended
                                                   September 30,                       September 30,
                                           ------------------------------      ------------------------------
              OPERATIONS                       2000              1999               2000             1999
              ----------                   ------------      ------------      ------------      ------------

Revenue                                    $  2,677,717      $  2,826,842      $    920,051      $  1,047,470
Cost of revenue                               1,726,900         1,758,099           624,958           634,003
                                           ------------      ------------      ------------      ------------

Gross profit                                    950,817         1,068,743           295,093           413,467

Selling, general and administrative
    expenses                                    673,885           829,074           365,103           208,696
                                           ------------      ------------      ------------      ------------

Income (loss) from operations                   276,932           239,669           (70,010)          204,771
                                           ------------      ------------      ------------      ------------

Other (income) expenses:
    Interest (income) expense, net               (1,006)            6,298              (287)             (405)
    Foreign currency (gain) loss, net            20,817            35,396           (31,887)          (37,856)
                                           ------------      ------------      ------------      ------------
           Totals                                19,811            41,694           (32,174)          (38,261)
                                           ------------      ------------      ------------      ------------

Net income (loss)                          $    257,121      $    197,975      $    (37,836)     $    243,032
                                           ============      ============      ============      ============


Basic earnings (loss) per common share     $        .01      $        .01      $        (-)      $        .01
                                           ============      ============      ============      ============


Basic weighted average common shares
    outstanding                              31,397,587        30,400,000        33,371,074        30,400,000
                                           ============      ============      ============      ============


   COMPREHENSIVE INCOME (LOSS)
   ---------------------------

Net income (loss)                          $    257,121      $    197,975      $    (37,836)     $    243,032

Other comprehensive loss, net of tax -
    translation adjustments                    (166,628)          (38,099)          (39,698)          (15,697)
                                           ------------      ------------      ------------      ------------

Comprehensive income (loss)                $     90,493      $    159,876      $    (77,534)     $    227,335
                                           ============      ============      ============      ============


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                DYNAMIC I-T, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)








                                                         Common Stock
                                   Common Stock          to be Issued                                       Cumulative
                                  ------------           ------------          Paid-in       Accumulated   Translation
                             Shares        Amount    Shares        Amount      Capital         Deficit      Adjustment     Total
                             ------        ------    ------        ------      -------         -------      ----------     -----
Balance, January 1,
 2000                     30,400,000    $6,846,798                                          $(6,154,543)    $  26,376    $  718,631

Common stock issued
 in connection with
 reverse acquisition       4,205,213        30,564                                                                           30,564

Foreign currency trans-
 lation adjustment                                                                                           (166,628)     (166,628)

Acquisition of real prop-
 erty                                                700,000     $2,105,904                                               2,105,904

Conversion of stock-
 holders debt to equity                                                       $1,425,830                                  1,425,830

Net income                                                                                      257,121                     257,121
                          ----------    ----------   -------     ----------   ----------    -----------     ---------    ----------
Balance, September
 30, 2000                 34,605,213    $6,877,362   700,000     $2,105,904   $1,425,830    $(5,897,422)    $(140,252)   $4,371,422
                          ==========    ==========   =======     ==========   ==========    ===========     =========    ==========


See Notes to Unaudited Condensed Consolidated Financial Statements.

                                DYNAMIC I-T, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




                                                               2000           1999
                                                            ---------      ---------
Operating activities - net cash provided by (used in)
     operating activities                                   $ 112,637      $ (52,317)
                                                            ---------      ---------

Investing activities:
     Cash received as a result of reverse acquisition         237,420
     Acquisition of real property                            (100,000)
     Purchases of equipment                                  (215,304)      (232,257)
                                                            ---------      ---------
              Net cash used in investing activities           (77,884)      (232,257)
                                                            ---------      ---------

Financing activities:
     Increase in related party loans                                         280,756
     Repayment of capital lease obligation                                   (17,758)
                                                                           ---------
              Net cash provided by financing activities                      262,998
                                                                           ---------

Effect of exchange rate changes on cash and cash
     equivalents                                               40,672        (11,483)
                                                            ---------      ---------

Increase (decrease) in cash and cash equivalents               75,425        (33,059)

Cash and cash equivalents, beginning of period                 27,344         64,841
                                                            ---------      ---------

Cash and cash equivalents, end of period                    $ 102,769      $  31,782
                                                            =========      =========


Supplemental disclosure of noncash investing and financing activities during the nine months ended September 30, 2000:

         The Company acquired its investment of real property, in part, through the issuance of 700,000 shares of common stock having a fair value of $2,105,904 and a loan payable of $239,000 to Complex Holdings Limited.

         The stockholders converted their debt aggregating $1,425,830 to equity.



See Notes to Unaudited Condensed Consolidated Financial Statements.

                                DYNAMIC I-T, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business activities, reverse acquisition and significant accounting policies:
             Business:
                  Dynamic I-T, Inc. ("Dynamic") was incorporated under the laws of the State of Colorado on March 3, 1980. Dynamic provides a broad range of tele-communication services consisting of terrestrial data, satellite data and Internet services to Hungarian and multi-national corporations in Hungary and Central Europe through the operation of its telecommunications hub located in Budapest and with international gateway partners.

             Reverse acquisition:
                  On February 14, 2000, Satnet Ltd. agreed to sell its investment in Banknet KFT to Dynamic, in exchange for 30,400,000 shares of Dynamic's common stock (Dynamic and Banknet KFT are collectively referred as the "Company"). This agreement was subsequently revised to be effective July 28, 2000. The transaction has been accounted for as a reverse merger involving a shell company (Dynamic), effectively a recapitalization of Banknet KFT (the operating company/accounting acquirer). Accordingly, the historical financial statements of Banknet KFT are presented as the historical financial statements of the registrant. The results of operations of Dynamic (legal acquirer/shell) are included in the consolidated financial statements since the effective date of the merger. Pro forma condensed consolidated statement of operations information for the nine months ended September 30, 2000, as if the reverse acquisition occurred on January 1, 1999, is as follows:

                      Revenue                                    $2,678,000

                      Net income                                 $   33,000

                      Earnings per share                         $        -

                  The pro forma condensed consolidated statement of operations information for the nine months ended September 30, 1999 has not been presented since the impact of Dynamic's continuing operations on Banknet KFT would not have a material effect.

             Foreign currency translation:
                  The Company follows a translation policy in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." The functional currencies of the Company are the Hungarian Forint and the British Pound. The United States Dollar has been designated as the reporting currency.

                  Transactions arising in foreign currency are translated into the functional currencies of the rates of exchange at the date of the transactions. Assets and liabilities denominated in foreign currencies are translated into the Hungarian Forint or British Pound at the rates of exchange at the balance sheet date. Assets and liabilities in Hungarian Forints and British Pounds are translated to United States dollars at the rates of exchange at the balance sheet data. Income and expense accounts and cash flows are translated into the United States Dollar, the reporting currency, at average monthly rates of exchange. The resultant translation adjustments are included in other comprehensive income (loss) and as a separate component of stockholders' equity.

                                DYNAMIC I-T, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Business activities, reverse acquisition and significant accounting policies (concluded):
             Earnings (loss) per share:
                  The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the assumed exercise of stock options and warrants, had been issued during the period. For the nine and three months ended September 30, 2000 and 1999, the Company did not have any potentially dilutive common share equivalents outstanding.


Note 2 - Unaudited interim financial statements:
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2000 and its results of operations and comprehensive income (loss) for the nine and three months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1999 and for the year then ended (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "Form 10KSB") for the year ended December 31, 1999 and the Company's Report on Form 8-K/A dated July 31, 2000 that were previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in Forms 10-KSB and 8-K/A.

             The Company's results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2000.

                                DYNAMIC I-T, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Acquisition:
             On August 2, 2000, the Company completed an acquisition valued at an aggregate of $2,605,904 of LM Hungary Parts Supply and Distribution Co., Ltd. ("LM"), a company organized under the laws of Hungary. The transaction was consummated pursuant to a Quota Sale and Purchase Agreement dated August 2, 2000 (the "Purchase Agreement") by and between the Company and Mannai Corporation Limited ("Mannai"). Mannai was the sole owner of LM. The stockholder of Mannai is a member of the Company's Board of Directors.

             The primary asset of LM consists of real property. Pursuant to the Purchase Agreement, the Company acquired LM for cash of $500,000, 700,000 common shares of the Company's common stock and the assumption by the Company of a debt of LM payable to Complex Holdings Limited ("Complex"). The balance of $239,000, which is due to Complex, will be paid in one payment of $59,000 and six equal consecutive monthly payments of $30,000. As of September 30, 2000, the note payable is due on demand with interest at 9% per annum.

             The consideration was paid to Mannai as follows:

                  Cash paid by Dynamic prior to reverse merger           $  161,000
                  Cash paid by Company on August 2, 2000                    100,000
                  Note payable to Complex                                   239,000
                  Common stock issued - 700,000 shares at fair value      2,105,904
                                                                         ----------

                        Total                                            $2,605,904
                                                                         ==========


Note 4 - Related party transactions:
             Accrued officer's salary in the amount of $390,000 represents salary due Mr. M. Coke Reeves for services performed through March 31, 1999. An agreement was reached on April 20, 1999 between M. Coke Reeves and the Board of Directors to forgive the $390,000 of accrued salary after the common share price of the Company on the OTC Bulletin Board had averaged $3 per share for thirty consecutive trading days. In the event that such average price does not occur within two years of the date of the agreement, the Company will issue registered shares at the then market price, in full satisfaction of the obligation. In addition, M. Coke Reeves shall hold a pledge of 200,000 shares of the Company's common stock as collateral for the payment of the accrued and unpaid salary.


Note 5 - Stockholders' equity:
             The stockholders passed a resolution dated July 28, 2000 in which they agreed to convert $1,425,830 to equity.

                                DYNAMIC I-T, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Segment disclosure and related information:
             The Company operates in four segments within the telecommunications service provision industry: satellite data transmission ("VSAT"), terrestrial data transmission and frame relay services ("Infonet"), Internet service provision ("Internet") and other services. The satellite data transmission segment provides data communication services, using VSAT technology, to banks, governmental organizations, insurance companies and other corporations mainly in Hungary and in other parts of Europe. Terrestrial data and frame relay services are provided to Internet service providers and local Hungarian companies. Other services include provision of ground operations for major multi-national telecommunication companies in Hungary and in single channels per carrier links.

             The above mentioned segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

             The Company's management evaluates performances based on operating contribution, where segment revenue is reduced by those costs that are allocable to the segments. Nonallocable general, administrative and marketing costs are treated as corporate costs and not charged to the segments.

             The following summarizes financial information concerning the Company's reportable segments:

                                                                                          Other
                                               VSAT         Infonet        Internet      Services        Total
                                            ----------     ----------     ---------      --------     ----------
             Nine months ended
                September 30, 2000:
                Total revenue               $1,031,999     $1,157,079     $ 187,234      $301,405     $2,677,717
                                            ==========     ==========     =========      ========     ==========

                Operating income (loss)     $  172,632     $  547,407     $ (33,282)     $ 49,702     $  736,459
                                            ==========     ==========     =========      ========     ==========

             Nine months ended
                September 30, 1999:
                Total revenue               $1,316,663     $  849,005     $ 271,889      $389,285     $2,826,842
                                            ==========     ==========     =========      ========     ==========

                Operating income (loss)     $  300,339     $  334,860     $ (23,130)     $109,407     $  721,476
                                            ==========     ==========     =========      ========     ==========

             Three months ended
                September 30, 2000:
                Total revenue               $  342,392     $  428,204     $  63,593      $ 85,862     $  920,051
                                            ==========     ==========     =========      ========     ==========

                Operating income (loss)     $   45,164     $  175,049     $  (9,053)     $ 10,702     $  221,862
                                            ==========     ==========     =========      ========     ==========

             Three months ended
                September 30, 1999:
                Total revenue               $  481,872     $  372,237     $  67,528      $125,833     $1,047,470
                                            ==========     ==========     =========      ========     ==========

                Operating income (loss)     $  155,608     $  188,450     $ (22,155)     $ 45,532     $  367,435
                                            ==========     ==========     =========      ========     ==========

                                DYNAMIC I-T, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 6 - Segment disclosure and related information (concluded):

         Reconciliation of operating income
          from reportable segments to net      Nine Months Ended    Nine Months Ended    Three Months Ended   Three Months Ended
         income (loss) before income taxes     September 30, 2000   September 30, 1999   September 30, 2000   September 30, 1999
         ---------------------------------     ------------------   ------------------   ------------------   ------------------
         Operating income from reportable
             segments                              $ 736,459            $ 721,476             $ 221,862            $ 367,435
         Other nonallocable costs                   (459,527)            (481,807)             (291,872)            (162,664)
         Interest income (expense), net                1,006               (6,298)                  287                  405
         Foreign currency gain (loss)                (20,817)             (35,396)               31,887               37,856
         Net income (loss)                           257,121              197,975               (37,836)             243,032



                                      * * *

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Dynamic I-T, Inc. ("Dynamic" or the "Company"), a Colorado corporation, was incorporated in 1980 as Colorado Gold & Silver Mining to engage in the exploration, acquisition and development of mining and mineral prospects. In August 1999, the Company changed its name and ceased all of its efforts in the mining and minerals industry and approved a plan to pursue the acquisition of development stage Internet-related companies and technologies which such companies would likely lack any significant operating or financial histories and, in all likelihood, be unprofitable with significant losses and negative shareholders equity and which technologies would likely be development stage with little or no revenue and no history of sales. The Company planned to be an "incubator" of such Internet-related endeavors and to develop an acquired company to the point that such a company would be able to begin marketing its services and generate revenue. Thus, the Company amended its articles of incorporation in order to reflect the change in its basic business and conducted extensive market research and analysis in order to focus its marketing efforts more narrowly to an Internet business that would have wide application, have the ability to generate long term growth, be international in scope, and not require capital intensive start-up costs. A decision was made by Company management to enter the distance learning ("Distance Learning") market with the objective of developing via the Internet and delivering through tailored global distance educational courses including business, corporate, medical and pedagogical programs. A separate division of the Company (the "Distance Learning Division") is dedicated to achieving these goals. The Company will offer the programs from the United States for delivery virtually anywhere in the world. The technology used by the Company in the delivery of these interactive programs will be via broadband terrestrial and satellite telecommunications networks utilizing the Internet as the medium for course work. Although its primary focus will be in the business, corporate and medical areas, the Company will be able to provide educational programs through the Internet for public or private pedagogical institutions or for the training of executives in virtually any industry. Instruction can be offered to enhance the subscriber's knowledge for business or other purposes and might ultimately be for degree or non-degree programs.

         In August 1999, the Company effected a reverse split of its common stock and simultaneously changed its name to Dynamic I-T, Inc. amending its stated business purpose in order to begin to focus on the aforementioned objective of acquiring Internet-related companies and/or technologies. The Company's strategic and tactical plans are currently in the process of being implemented by Company personnel as well as through the use of outside consultants and other professionals. For example, the Distance Learning Division's website is being developed by Engram Digital, a leading Internet web development company. In addition, the Company recently announced the completion of the video portion of the first of 25 online executive seminars that it plans to produce over the next two years. Each seminar is designed for management personnel of Fortune 1000 companies and can be accessed from any computer with a modem at any time.

         The objective of the Company for the Distance Learning Division is that it become one of the leading providers of Distance Learning in the United States and ultimately internationally. To achieve this, Dynamic needs to develop more channels for the marketing of its Distance Learning programs, and maintain its focus on emerging technology while continuing to develop a high level of expertise in this industry. Through its Distance Learning Division, the Company intends to introduce many more innovative product solutions to the Distance Learning industry and to expand into other Internet-related businesses through technology and the delivery of customized solutions for Dynamic's emerging markets. In addition, the Company believes that more and more international opportunities are emerging in the Distance Learning area which the Company intends to pursue more vigorously through its recently acquired subsidiary, BankNet Kft ("BankNet").

         On July 31, 2000, the Company acquired BankNet, a company organized under the laws of Hungary in 1991, in a reverse acquisition transaction with Satnet Ltd. for 30,400,000 shares of Dynamic. BankNet is a satellite telecommunications company based in Hungary which operates in four segments of this market, namely the telecommunications services industry, satellite data transmission, terrestrial data transmission and frame relay services markets.

         BankNet was established to take advantage of the liberalization of the Central and Eastern European telecommunications markets and the demand that existed. BankNet started its professional and business activities by introducing satellite data communications technology in Hungary, which was virtually unknown to the general public at that time, and proving that it had the potential to enter the highly competitive data communications market, BankNet installed a hub which was the first of its kind in Eastern Europe in June 1993.

         BankNet provides data communications services within Hungary and neighboring countries. It owns a hub in Budapest with an installed base of 600 remote sites. The service is carried across Europe and Russia. The ground equipment is Hughes Network Systems (HNS) Personal Earth Stations (PES) Very Small Aperture Terminal (VSAT) technology which is the most widely used method of transferring data. Furthermore BankNet operates a number of Single Channel Per Carrier (SCPS) connections as well as a growing Internet business with Internet Service Providers (ISPs) providing links and services.

         Currently, the main functional areas of BankNet's services are (i) data communication and information technology systems integration; (ii) implementation and operation of special-demand private business networks; (iii) applications development and operation in the Infonet world network and (iv) Internet services for ISPs and dedicated clients.

         The Company acquired BankNet because of the synergies that management believes exist between BankNet and Dynamic. These synergies are based on the principle that the programs will be designed in and marketed from the United States while delivery and network management will be done from Hungary. Recently, Dynamic announced that it is in negotiations with Motorola Inc. to obtain a license to be the exclusive solutions operator within Hungary of Motorola's new electronic commerce software platform, EC-Global Corridor which was designed to provide electronic commerce services to the business-to-business and business-to-government purchasing markets. Dynamic will offer EC-Global Corridor business solutions through BankNet.

         The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol DYNM.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999


REVENUES

     The Company's revenues decreased 7.4%, from $1,047,470 for the third quarter of 1999 to $970,051 for the third quarter of 2000. For the nine-month period ended September 30, 2000, net sales of $2,677,717 were 5.3% lower than the same period in 1999 when net sales totaled $2,826,842. This decrease in revenues was primarily attributable to the decrease of VSAT related services, as new solutions for data communication were emerging in the market.


COST OF REVENUES

     Cost of revenues consists primarily of leased line fees (flex-com) and space segment fees, as well as Internet related access fees. Direct telecommunication costs decreased 1.4%, from $634,003 for the third quarter of 1999 to $624,958 for the third quarter of 2000. For the nine-month period ended September 30, 2000, the direct telecommunication costs of $1,726,900 were 1.8% lower than the same period in 1999 or $1,758,099. This decrease is mainly attributable to the devaluation of the Hungarian Forint, which was compensated by the increase in the cost of the leased lines which is related to the increase of revenues in the Infonet business.

GROSS PROFIT

Gross income consists of revenues less direct telecommunication costs. Net revenue decreased approximately 28.6%, from $413,467 for the nine-month period ended September 30,1999 to $295,093 for the nine-month period ended September 30, 2000. For the nine-month period of 1999, gross margin was $1,068,743 which decreased to $950,817 in 2000. This decrease is primarily attributable to the decrease in revenue of VSAT related services, as new solutions for data communication are emerging on the market.


SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses consists of costs associated with the Company's sales and marketing efforts, executive management, finance, facilities and other general overhead expenses. Selling, general and administrative expenses increased 74.9% from $208,696 for the third quarter in 1999 to $365,103 in the third quarter of 2000. This increase in selling, general, and administrative expenses was primarily attributable to the increase in the cost of professional services used by the Distance Learning Division as well as for the purposes of meeting the US GAAP reporting requirements. For the nine-month period the selling, general and administrative expenses decreased by 18.7% from $829,074 in 1999 to $673,885 in 2000, as a result of operating efficiencies developed by the Company during the period.

NET INCOME

         As a result of the above, the Company's net (loss) for the three-month period ended September 30, 2000, decreased by 115.6%, from a net income of $243,032 for the nine-month period ended September 30, 1999 to a net loss of $37,836 for the comparable nine-month period of 2000. The net income of $197,975 for the nine-month period ended September 30, 1999 increased by 29.9% to $257,121 for the same period in 2000. The increase was due to the decrease in selling, general and administrative expenses and the decrease in other expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operations were $112,637 for the nine-month period ended September 30, 2000 as compared to $(52,317) in the comparable period of 1999. The $164,954 increase in cash provided by operations for the nine-month period was offset by the purchase of real property and equipment. The Company expects that available cash will be sufficient to meet its normal operating requirements.

         Historically, the Company has financed its working capital requirements through short-term funding from a related party. This funding has been periodically forgiven and converted into equity. In the nine-month period ended September 30, 2000,a non-interest bearing short-term loan in the amount of $1,425,830 from the related party was converted into equity. For the financing of the property and equipment purchases, the Company has a loan agreement with Satnet Ltd. for a loan of $200,000, which can be drawn by the Company in Hungarian Forint installments. The Company drew a sum of $21,381 on May 5, 2000. The loan bears interest of 5% per annum.


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

                    See Condensed Financial Statements

          Item 3    Defaults on Senior Securities

                    None

          Item 4    Submission of Matters to a Vote of Shareholders

                    None

          Item 5    Other Information

                    Change in Fiscal Year

                    The Registrant determined on November 17, 2000 to change its fiscal year to a calendar year in order to conform its reporting to that of its accounting acquirer, Banknet Kft. The new fiscal year end is December 31, 2000. A transition report is not applicable to this change in fiscal year.

          Item 6    Exhibits and Reports on Form 8-K.


          a) Exhibits. The exhibits filed as part of this Quarterly report on Form 10-QSB are incorporated by reference to the indicated exhibit as part of the filing of the Company shown below.

Exhibit No.         Description
-----------         -----------

2 Share Purchase Agreement, dated January 28, 2000, by and between the Company and Banknet Kft (Exhibit 7.1 of Form 8-K filed 2/29/00).

3.1                 Articles of Incorporation (Exhibit 3.1 to Form 8-K filed
                    8/25/99).

3.2                 Bylaws.  (Exhibit 3.2 of Annual Report on Form 10-KSB filed
                    7/21/00).

4 Form of Common Stock Certificate of Company. (Exhibit 4 of Annual Report on Form 10-KSB filed 7/21/00).

27.1                Financial Data Schedule.*

*   Filed herewith.


        b)   Reports on Form 8-K.

         (i) Form 8-K/A was filed with the Securities and Exchange Commission on August 15, 2000 to report the Company's change in the closing date of a Share Exchange Agreement by which the Company acquired Banknet Kft.

         (ii) Form 8-K was filed with the Securities and Exchange Commission on August 17, 2000 to report that the Company had acquired certain land from LM Hungary Parts and Supply Distribution Co. Ltd., a company organized under the laws of Hungary ("LM Hungary").

         (iii) Form 8-K was filed with the Securities and Exchange Commission on September 5, 2000 to report the Company's dismissal of its certifying accountants, Michael B. Johnson & Co. and the engagement of J.H. Cohn LLP, its new independent public accountants.

         (iv) Form 8-K/A was filed with the Securities and Exchange Commission on September 7, 2000 to report that the Company had engaged the firm of J.H. Cohn LLP as its independent public accountants.

         (v) Form 8-K/A was filed with the Securities and Exchange Commission on November 3, 2000 to update the financial statements of Banknet Kft., which company Dynamic I-T, Inc. had acquired and reported in an earlier Form 8-K.

         (vi) Form 8-K was filed with the Securities and Exchange Commission on December 14, 2000 to report the Company's change in its independent public accountants.

                                   SIGNATURES

                  In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DYNAMIC I-T, INC.


                             By: /s/ Raymond King
                                 -----------------------------------------------
                                 Raymond King
                                 Chief Financial Officer

                             Date: December 15, 2000


                  In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.




         Signature                          Position                               Date
         By: /s/ Melvyn Quiller             Chief Executor Officer and Director    December 15, 2000
         ----------------------
         Melvyn Quiller


         By: /s/ Raymond King               Chief Financial Officer and Director   December 15, 2000
         ----------------------
         Raymond King