Form 10KSB40
period 2000-12-31
DYNAMIC I-T INC
filed 2001-05-15
CIK 354699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10065
                                               =========


                                Dynamic I-T, Inc.
                 ==============================================
                 (Name of Small Business Issuer in Its Charter)

            Colorado                                          82-0379959
==============================                            ===================
(State or Other Jurisdiction Of                             (IRS Employer
Incorporation or Organization)                            Identification No.)


2504 Eleventh Street, Santa Monica, California                    90405
==============================================            ======================
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (310) 392-8179
================================================================================
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the most recent fiscal year were $3,681,704.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price reported by the NASD Over-the-Counter Bulletin Board on April 24, 2001 was $1,035,938.34.

         As of April 24, 2001 the registrant had issued and outstanding 35,705,213 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):

Yes         No    X
    ======      =====

                       DOCUMENTS INCORPORATED BY REFERENCE

                                See Exhibit List

                                     PART I.

Item 1.  Description of the Business

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

                  In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of Dynamic I-T, Inc. ("Dynamic" or the "Company") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 2000 and any Current Reports on Form 8-K filed by the Company.

         The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

         (A) Business Development. The Company was organized under the laws of the State of Colorado as Colorado Gold & Silver, Inc. on March 3, 1980. The Company effected a reverse split of its common stock, and changed its name to Dynamic on August 23, 1999, in conjunction with a change in its business from the mining and minerals industry, to the acquisition of development-stage Internet-related companies and technologies. On July 31, 2000, the Company acquired BankNet Kft., a company organized under the laws of the Republic of Hungary in 1991 ("BankNet"), in a reverse acquisition wherein Dynamic became the legal acquirer of BankNet and BankNet became the accounting acquirer. The Company issued 30.4 million shares of its common stock to Satnet Ltd. ("Satnet") in exchange for BankNet, which is now operated as a wholly-owned subsidiary of the Company. This transaction effected a change in control of the Company, which became 87.85% owned by Satnet. As of this date, Satnet retains an 82.34% interest in the Company.

                  On August 2, 2000, the Company completed the acquisition of LM Magyarorszag Kft., a company organized under the laws of the Republic of Hungary ("LM Hungary"). LM Hungary operates as a wholly-owned subsidiary of the Company. Its primary assets consist of real property. The consideration consisted of $261,000 cash, a $239,000 note payable and 700,000 shares of the Company's common stock, valued at $2,105,904. Prior to the reverse merger acquisition of the Company, $211,000 was paid in cash.

                  The Company also operates a Distance Learning Division, which plans to develop a website and will produce online executive seminars for distribution over the Internet. This division is in the development stage and, as such, has not generated any revenues to date.

         (B) Business of the Issuer.

                  Principal Products or Services and Their Markets. The Company, through its wholly-owned subsidiary BankNet, operates in four segments of the satellite telecommunications industry, and specifically four segments of this market: satellite data transmission, terrestrial data transmission, Internet and ground operating services. BankNet operates principally in the Central and Eastern areas of Europe, in particular the Republic of Hungary. BankNet is pursuing projects in certain other areas outside this region, including parts of Africa.

                  Distribution Methods of the Products or Services. BankNet utilizes a wide variety of tools to compete in the telecommunications market, such as offering services through satellite communications, optic cables and microwave systems (via frame relay and ATM systems), utilizing hubs in London, England, Budapest, Hungary and Frankfurt, Germany. The Distance Learning Division will be using a web-based format to deliver its products, through the use of self-paced media modules, feedback, and synchronous and asynchronous communication. These services can also be delivered by broadband terrestrial and satellite networks, such as those owned and/or utilized by BankNet.

                  Competitive Business Conditions and Company's Competitive Position in the Industry and Methods of Competition.

                  BankNet. Competition in the Hungarian telecommunications market is marked by the fact that the Hungarian Telecommunications Company, or MATAV, has been granted a monopoly on domestic local, long-distance and international voice-services until December 31, 2001, and controls 39 of Hungary's 54 telephony regions. While after 2001, the telephone services market in Hungary will be fully liberalized, BankNet cannot be assured that it will be successful in expanding into the telecommunications market in Hungary after such date, or establish a substantial presence in such market. There are 53 companies in Hungary licensed for the provision of Internet services, the largest of which are MATAVNet (a wholly owned affiliate of MATAV, the dominant telephony provider described above), Elender, GTS Datanet and Euroweb. These companies offer a comprehensive range of services, which include both leased line and dial up access, alongside web-hosting, server hosting, web-design, and e-commerce. In addition, there are smaller competitors, such as Alarmix, xternet, Interware, Nextra, Euroweb, PSInet, Vivendi and Telnet, which offer a broad range of services. However, the Company believes that only MATAV and GTS Datanet can be regarded as real competition to BankNet. With the others, BankNet maintains a "neutral" role.

                  Distance Learning Division. Competition among traditional providers of lifelong learning and professional training is high. Most of these competitors have established reputations in the educational field and, therefore, may enjoy a competitive advantage. In addition, two-year and four-year higher education institutions, particularly public institutions, are offering distance education courses, and several distance education initiatives are currently underway among public higher education institutions. Other competitors include for-profit educational organizations, such as Digital Think, Gartner Group, McGraw-Hill, Oracle, Scholars.com, and International Technology Solutions, Inc., that provide lifelong learning programs targeted to working adults. Such competitors have focused on the courses leading to specific skill-sets and certification. The Company may also compete with distance learning companies that offer self-paced correspondence courses, videos, audiocassettes and other distance learning products. If the Company's distance learning concept proves successful, it expects competitors to enter the market. For example, businesses that have facilities in multiple markets that could be linked by satellite, such as major hotel and movie theater chains, could decide to establish networks of distance learning facilities and would therefore compete with the Company. Westcott Communications, Inc., which has established a one-way satellite-based network currently used by a number of larger corporations to distribute their training programs, could decide to make its network interactive. The Company also competes against a significant number of third-party training companies that provide a variety of training programs to corporations. In addition, corporations may continue to use internal resources to satisfy their training needs. The Company believes, however, that other companies entering this market are not replicating or challenging the content that the Company specifically intends to offer. The Company's content and market are not degree-oriented, which will allow the Company to adapt to changing client demands and market conditions without the time consuming changes that degree-focused content would require.

                  The Company believes that it would be difficult for a competitor to duplicate its content in real time or to be able to deliver any content worldwide at a lower cost. The difficulty of matching the Company's content and delivery provides opportunity for significant profit margins. However, there can be no assurance that another company will not develop a similar delivery system.

                  To the Company's benefit, other companies entering this market are focusing on content that does not significantly replicate or challenge that which the Company will offer. Companies such as Caliber, Ninthhouse.com, Unext.com and Vital-Online.com, have embraced the same educational knowledge delivery model as the Company has. The Company believes, however, that it is able to provide its service through a lower-cost delivery system. There can be no assurance that the Company's competitors will not be able to develop a lower cost method to supply distance learning services.

                  Licenses and Need for Governmental Approval of Principal Products or Services. The Company has the requisite governmental licenses to conduct its business in Hungary and is operating its business in full compliance with current Hungarian regulations.

                  Dependence on One Major Customer. Infonet accounted for $1,569,965 or 42.64% and $1,075,808 or 29.89% of the Company's revenues generated for the years ended December 31, 2000 and 1999, respectively. The Company recognizes that Infonet's business has traditionally been the primary source of income for the Company. Accordingly, the Company has been and will continue to market and sell its services to other customers in order to derive its revenue from a larger customer base. Although the Company's efforts to acquire new business have been successful, there can be no assurance that the Company will continue to successfully market its services to these customers.

                  Effect of Existing or Probable Governmental Regulations on the Business. The Company's operating results could be impaired if it becomes subject to burdensome government regulation and legal uncertainties. For example, the Company's Distance Learning Division may be subject to government laws and regulations, such as the Family Educational Rights and Privacy Act. If the Company violated these statutes, or any other law or regulation, it could have a material adverse effect on the Company's business and financial results.

                  In addition, it is possible that a number of laws and regulations may, in the near future, be adopted with respect to the Internet, relating to user privacy, pricing, content, copyrights, distribution, and the characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of the Internet, which in turn could decrease demand for the Distance Learning Division's products and services. The adoption of new regulations regarding export of encryption technology, sales tax, libel, liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation, intellectual property rights and personal privacy may likewise affect the demand for the Distance Learning Division's products and services.

                  The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

                  Number of Total Employees and Number of Full Time Employees. As of December 31, 2000, the Company had 30 total employees, all of whom are full-time employees.

Item 2.  Description of the Property

         The Company's principal office in the United States is located at 2504 Eleventh Street, Santa Monica, California, and consists of office property of approximately 1,200 square feet, which is owned by Spencer Young, a Vice President and director of the Company, who maintains the property at no charge to the Company. This location is adequate for the Company's projected needs, and the Company does not believe it will have difficulty in obtaining additional space, as needed. Mr. Young maintains property and liability insurance policies on this office.

         The Company's principal office in Europe is located at 15 St. Helen's Place, London EC3A 6DE, England. This space is shared with Complex Holdings Limited, to which the Company paid $11,764 for rent and management services in the year 2000. In 2001, the Company renewed its lease with Complex Holdings Limited. Complex Holdings maintains property and liability insurance policies on this office.

         BankNet rents approximately 1,100 square meters of office space located at Konkoly Thege 29-33, Budapest H-1121, Hungary. This property is rented for approximately $70,000 per annum. The Company believes that this building is suitable for its telecommunications operations and is confident that it is suitable for the foreseeable growth of BankNet. BankNet maintains the insurance policy for this office.

         LM Hungary's primary assets consist of real property located in Budaors, Hungary. The title deeds are in full and complete ownership of LM Hungary and are free and unencumbered of any mortgages or third party rights. The property comprises three (3) adjoining sites of raw development land, which measures an area of approximately 76,338 square meters. The Company has not yet committed a use for this land.

Item 3.  Legal Proceedings

         The Company is not a party to any pending legal proceedings, and, to the best of the Company's knowledge, no such action has been commenced or is threatened. The Company is not aware of any governmental authority that is contemplating any action involving the Company. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities, is a party to proceedings adverse to the Company nor do any of the foregoing individuals have a material interest in any proceedings adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

                  Market Information. The principal market on which the Company's Common Stock is traded is the NASD Over-the-Counter Bulletin Board ("OTCBB"). The ticker symbol for the Company's Common Stock is DYNM.OB. The following table sets forth the range of high and low bid information for each quarter for the last two fiscal years. This information was obtained from the OTCBB. As these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail markup, markdowns, or commissions, and may not represent actual transactions.

YEAR  QUARTER   HIGH BID   LOW BID   YEAR  QUARTER   HIGH BID   LOW BID
====  =======   ========   =======   ====  =======   ========   =======
1999    lst       .000      .000     2000    1st      5.500       .156
1999    2nd       .250      .001     2000    2nd      5.000      1.250

1999    3rd       .500      .001     2000    3rd      2.000      .750
1999    4th       .375      .156     2000    4th       .875      .188

                  Number of Shares Outstanding. As of April 24, 2001, the Company had 35,705,213 outstanding. Of these shares 1,314,222 were freely tradable, and 34,390,991 were restricted securities, as such term in defined under the Securities Act of 1933, as amended.

                  Holders. The approximate number of holders of record of the Company's common stock, as of April 24, 2001, was 2,163.

                  Dividends. Historically, no dividends have been paid on the Company's common stock.

Recent Sales of Unregistered Securities

         On August 2, 2000, the Company completed the acquisition of LM Hungary, a company organized under the laws of the Republic of Hungary. Its primary assets consist of real property. The consideration consisted of $500,000 and 700,000 shares of the Company's common stock, valued at $2,105,904. On March 6, 2001, the Company issued the 700,000 shares of common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

OVERVIEW

         Dynamic I-T Inc. (the "Company"), formerly known as Colorado Gold & Silver, Inc. was incorporated under the laws of the State of Colorado on March 3, 1980. Effective July 31, 2000, the Company acquired BankNet Kft. ("BankNet"), a company organized under the laws of Hungary. BankNet's operations are based in Budapest, Hungary and provide data communication services in Hungary and neighboring countries in Europe and Russia.

BankNet was founded in 1991 to take advantage of the liberalization of the Central and Eastern European telecommunication markets and the demand that existed in those markets. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree for accounting purposes even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical financial statements of BankNet from January 1, 1999 through the acquisition date of July 31, 2000 and the consolidated financial statements of the Company and BankNet since that date. The Company is a majority owned subsidiary of Satnet Ltd, a Jersey, Channel Islands company.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

REVENUE FROM TELECOMMUNICATION SERVICES

         For the year ended December 31, 2000, the Company generated revenue of $3,681,704 as compared to $3,598,819 for the year ended December 31, 1999, an increase of $82,885 or 2.3%. This increase in revenues was primarily attributable to the increase in the terrestrial data and frame relay related services which are provided to Internet service providers and local Hungarian companies. However, this increase was offset significantly by exchange rate fluctuations.

COST OF TELECOMMUNICATIONS SERVICES

         Cost of revenues consists primarily of leased line fees and space segment fees, as well as Internet related access fees. Direct telecommunication costs decreased $9,648 or .42%, from $2,295,935 for the year ended December 31, 1999 to $2,286,287 for the year ended December 31, 2000. This decrease is mainly attributable to the devaluation of the Hungarian forint.

GROSS MARGIN

         Gross income consists of revenue less the cost of telecommunication services. Gross income increased approximately $92,533 or 7.1%, from $1,302,884 for the year ended December 31, 1999 to $1,395,417 for the year ended December 31, 2000. This increase in primarily attributable to the increase in revenues of terrestrial data and frame relay related services, coupled with the decrease in costs related to those revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance, facilities and other general overhead expenses. Selling, general and administrative expenses for the year ended December 31, 2000 were $1,400,989 as compared to $829,312 for the year ended December 31, 1999, an increase of $571,677. This increase in selling, general, and administrative expenses was primarily attributable to the increase in the cost of professional services in the start up of the Distance Learning Division.

OTHER INCOME /EXPENSE

         Foreign currency losses for the year ended December 31, 2000 were $81,265 as compared to $130,918 for the year ended December 31, 1999; a decrease of these losses primarily result from the weakening of the Hungarian forint.

NET INCOME/(LOSS)

         As a result of the above, the Company's net income for the year ended December 31, 2000, decreased by 124.2%, from a net income of $337,258 for the year ended December 30, 1999 to a net loss of ($81,597) for the year ended December 31, 2000. The decrease was primarily due to the increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operations were $(61,009) for the year ended December 31, 2000 as compared to ($15,598) for the year ended December 31, 1999. The $45,411 decrease in cash used in operations was primarily attributable to the reduction in accounts payable and accrued expenses. The Company has adequate means to fund its current operations and expects that the available cash will be sufficient to meet its normal operating requirements during the next twelve months.

         Historically, the Company has financed its working capital requirements through short-term funding from a related party. This funding has been periodically forgiven and converted into equity. In the year ended December 31, 2000, forgiveness of shareholder debt was $1,290,486. Such debt forgiveness increases BankNet's Hungarian equity position which results in compliance with the capital maintenance limits. The debt forgiveness has been reflected in the Financial Statements as of December 31, 2000. However, for Hungarian accounting purposes, the approval of the Hungarian National Bank is needed which is under process. To date no action has been taken in relation to the equity of LM Hungary. The Company anticipates that it will be able to fund its working capital needs and capital expenditures through operating cash flows, existing cash available and through the sale of assets, if necessary.

CURRENCY FLUCTUATION

         Approximately 29.5% and 36.1% of the revenues in 2000 and 1999, respectively, were denominated in Hungarian forints. Approximately 76.0% and 87.7% of the expenses in 2000 and 1999, respectively, were denominated in Hungarian forints. Another 9.3% of the expenses in 2000 were denominated in British pounds. The majority of the Company's foreign exchange rate exposure relates to the translation of BankNet's Hungarian forint financial statements into United States dollars financial statements which is impacted by changes in the exchange rates between Hungarian forint and the United States dollar. The Company estimated that the adverse change in the exchange rates between the Hungarian forint and the United States dollar in 2000 was 18.19%. The Company has not entered into any derivative hedging transactions to reduce the risk of exchange rate fluctuations.

         The impact of inflation on the Company's operations has been significant in 2000 and 1999 through its Hungarian operations. The inflation rate in Hungary was 10.0% and 9.8% in 2000 and 1999, respectively. The Company cannot assure that inflation rates in the future will not adversely affect the operating results.


NEW ACCOUNTING PRONOUNCEMENTS

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

Item 7.  Financial Statements

         The Financial Statements required by this item are attached hereto on pages F1-F16.

Item 8. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure

         On March 5, 2001, Registrant informed J.H. Cohn LLP that it was dismissing them as the principal independent accountants of the Registrant. This decision was recommended and approved by the Registrant's Board of Directors.

         On the same date, Ernst & Young Ltd. was appointed as the principal independent accountants of the Registrant.

         J.H. Cohn LLP had been appointed the principal independent accountants of the Registrant on September 5, 2000. The unaudited financial statements for the interim period September 30, 2000 were reviewed by J.H. Cohn LLP. J.H. Cohn LLP did not perform any audit of the Company.

         On July 28, 2000 the Company acquired BankNet, in a reverse acquisition. BankNet's accountants had been Ernst & Young in Budapest, Hungary while J.H. Cohn LLP was the principal independent accountant of the legal acquirer. On December 13, 2000, the Company informed Ernst & Young that it was dismissing them as the Company's principal independent accountants. On the same date, the Company appointed J.H. Cohn LLP principal independent accountant of the accounting acquirer (BankNet). This decision was recommended and approved by the Company's Board of Directors.

         None of the reports of Ernst & Young on BankNet's audited financial statements for the year ended December 31, 1998 and 1999 contained an adverse or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of BankNet's financial statements for the years ended December 31, 1998 and 1999 and BankNet's financial statements through December 13, 2000, there have been no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make references in their reports on BankNet's financial statements for the years ended December 31, 1998 and 1999, and none of the events described in
Item 304(a)(1)(v) of Regulation S-K occurred during such period with respect to BankNet or Ernst & Young.

         On September 5, 2000 the Board of Directors of the Company appointed the firm of J.H. Cohn LLP as the Company's auditors replacing Michael Johnson, CPA ("Johnson") who was dismissed by the Board of Directors effective the same date, as reported on Form 8-K on September 5, 2000.

         The decision to dismiss Johnson was recommended and approved by the Company's Board of Directors. In addition, the Company's Board of Directors retained J.H. Cohn LLP as its new independent public accountant.

         None of the reports of Michael Johnson, CPA, on the Company's audited financial statements for the years ended March 31, 1999 and 2000 and the unaudited financial statements for the interim periods through September 5, 2000 contained an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

         In connection with the audits of the Company's financial statements as of and for the years ended March 31, 1999 and 2000 and for the Company's unaudited financial statements for the interim periods through September 5, 2000, there were no disagreements with Michael Johnson, CPA, on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which disagreements, if not resolved to the satisfaction of Michael

Johnson, CPA, would have caused Johnson to make references to his reports on the Company's financial statements as of and for the years ended March 31, 1999 and 2000 and the interim periods through September 5, 2000, and none of the events described in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during such period with respect to the Company or Johnson.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The following Table sets forth certain information regarding the executive officers and directors of the Company as of December 31, 2000:

NAME                             AGE      TITLE
====                             ===      =====
Melvyn F. Quiller                55       Chief Executive Officer and Director
Ahmed Abdulla Mannai             69       President, Director
Raymond A. King                  57       Chief Financial Officer and Director
Patrick D. Doyle                 58       Company Counsel, Director
Brian J. O'Dell                  57       Managing Director, Director
Spencer H. Young                 62       Vice President and  Director
Chafe Omar Abou Richeh           54       Director
Paul Warshaw                     56       Director

A brief description of the backgrounds of the current Executive Officers and Directors is set forth below:

         Melvyn F. Quiller, graduated from Harrow College of Technology as a Mechanical Engineer in 1975. He has spent a substantial part of his career working with a major British construction company "600 Group PLC" in communication and transport related projects throughout Eastern Europe and the Middle East. Mr. Quiller served as a Director of a subsidiary of 600 Group PLC and subsequently was appointed Managing Director in 1979 a position that he held for 9 years before retiring from the Board in 1986. In 1997 Mr. Quiller was appointed to the Board of Russian Telecommunication Network, a Russian company operating satellite and terrestrial networks for National and International voice and data communications. He resigned from the Board in 1999. In 1997, Mr. Quiller was appointed a Director of Complex Investments Limited, and in the following year was appointed to the Board of Complex Holdings Limited, a diversified company that has interests in Telecommunications and Internet activities in Hungary and the Russian Federation. In April 2000 he was elected as the Chief Executive Officer and joined the Board of the Company.

         Ahmed Abdulla Mannai, is a citizen of Qatar and is the Chairman of Mannai Corporation a diversified company that employs over 3,000 people that operate on a worldwide basis. Mr. Mannai currently serves on the Board of Directors of Complex Holdings Limited, Qatar Insurance Company, the Gulf Publishing & Printing Organization [the publishers of the "Gulf Times" in Qatar] and the Bahrain based international investment bank "The Investcorp Bank EC" of which he is also a founding member. In recognition of his contribution towards economic and industrial co-operation between Qatar and France, Mr. Mannai was appointed "Commandeur de la Legion d'Honneur" by the late President Francois Mitterand. The current President of France Jaques Chirac awarded to Mr. Mannai, in honor of his distinguished services, the "Gold Medal of the Town of Paris". In April 2000 he was elected as President of the Company and joined the Board of the Company.

         Raymond A. King, is qualified in England as a Chartered Secretary and is also a Fellow of the Institute of Bankers and the Institute of Financial Accountants. He has had a distinguished career spanning over 35 years in the Banking and Financial Markets in the City of London. Mr. King was a part of the senior management team at National Westminster Bank Ltd for 27 years followed by experience with P.K. Christiania Bank and The Moscow Narodny Bank Ltd. After one career in the Banking sector Mr. King embarked upon a second career in Corporate Finance in which he continues to be actively involved. In 1992 Mr. King was appointed Finance Director, and eventually became Managing Director of Chartwell International Group PLC a company listed on the London Stock Exchange AIM market. In 1996 Mr. King was appointed the Chairman of Norske Energy Corporation and was instrumental in obtaining a listing on Nasdaq for that Corporation. In 1999 Mr. King was appointed the Finance Director of Complex Holdings Limited and in the same year was also appointed Finance Director of Groundwork Trust an environmental charity. In April of 2000 he was elected as Chief Financial Officer and joined the Board of the Company.

         Patrick D. Doyle is an English qualified lawyer [Bachelor of Laws, London University 1963]. In April 1967 he was admitted as a Solicitor of the Supreme Court of England and joined the Legal Department of Commonwealth Development Finance Company ["CDFC"] a subsidiary of the Bank of England. He spent over 15 years with CDFC rising to the position of Senior Legal Advisor. While with CDFC he was actively involved in the provision of Project Finance in over 30 countries of the Commonwealth. Mr. Doyle has devoted his professional career to the practice of International Law. He has worked in Eastern Europe and a number of countries of the former Soviet Union. In his work he has accumulated considerable first hand knowledge of complex international legal and ethical problems. Mr. Doyle has advised several Governments and worked alongside major international funding agencies such as The World Bank, The International Finance Corporation and EBRD. For some years Mr. Doyle has been advising clients on the legal problems associated with Telecommunications and more recently Internet related issues. In February 1995 Mr. Doyle was recruited by Minneapolis based Law Firm, Popham Haik to open an office in London, England. In May 1997 this London office was acquired by the Washington Law Firm of McKenna & Cuneo and Mr. Doyle became Counsel. In October 1998 Mr. Doyle joined the London office of Arnold & Porter from where he retired in December 1999. In February of 2000 he was appointed Company Counsel and joined the Board of the Company.

         Brian J. O'Dell has had a long and successful career in International Trade Finance in the City of London. He has recently capitalized upon his financial knowledge by joining the Boards of several companies. Mr. O'Dell has worked in the City of London for over 30 years. For 15 years he was the General Manager of Barter Group a leading player in barter and countertrade activities. At Barter Group, he headed the highly specialized team that was responsible for the creation of financial support instruments based on barter and compensation for governments and corporate entities. His recognized expertise in this highly sophisticated area of International trade led to his being retained by "Euromoney" business magazine to lecture at seminars throughout Europe and Africa. A number of his papers have been published and may be found in the Business Section of the City of London Library. In 1996 Mr. O'Dell joined the Board of Complex Telecommunications Limited to assist in the development of corporate activities. In the following year he was appointed to the Board of Complex Holdings Limited a diversified company with interests in Telecommunications and Internet holdings in Eastern Europe. At the same time, he was appointed to the Board of Complex Investments Limited. In 1999, Mr. O'Dell joined the Board of Satnet, a UK registered company. At the same time Mr. O'Dell was appointed to the Board of Satellite News Services Limited. He retains all of these directorships. In February 2000 he was appointed Managing Director and joined the Board of the Company.

         Spencer H. Young (J.D. Fordham University) practiced law with Lord, Day & Lord Thacher Proffitt, and Prizer Crawley & Wood. Thereafter he joined the legal department of A.S.C.A.P. and later became a Vice President of Motion Pictures and Business Affairs at Ashley Famous Agency (the forerunner of International Creative Management) specializing in literary, television, motion picture, music, and publishing business affairs and legal matters on behalf of the agency and its clients. When General Electric entered into motion picture and television production, through its subsidiary Tomorrow Entertainment, he was recruited to be its Vice President of Business Affairs Thereafter he was Vice President of Business Affairs for Lorimar. While at Lorimar he was one of the first American executives to establish co-production agreements for an independent American company. During his tenure at Lorimar these arrangements (with German, Italian and British partners) resulted in the financing of five feature films. The co-production formula he devised became the basis for the financing of dozens of the Lorimar films which followed. In 1981 he was appointed Managing Director of Clydebank Film Studios, Plc and relocated to Britain. In 1992 he returned to the United States to head the newly formed Falcon Film Finance, Ltd. He has been a business affairs consultant to numerous companies including R.K.O. and Taft Broadcasting and has produced three motion pictures and a mini-series. In 1995 he became associated with the Law Offices of Debra M. Stasson from which he resigned in March 1999 to devote his time to Internet related business. In February 2000, Mr. Young became a Vice President of the Company and in April 2000, joined the Company's Board of Directors.

         Chafe Omar Abou Richeh, is a Saudi National and has approximately 30 years of experience in the Telecommunications Industry encompassing secure communications, 31, data communications, line of sight, satellite and security systems. In 1968 Mr. Abou Richeh graduated from George Washington University with a Masters Degree in Electronics. Mr. Abou Richeh has spent a considerable part of his career in the Middle East where he established and subsequently managed numerous successful telecommunication enterprises in Saudi Arabia, the Gulf States, Lebanon and Syria. He was one of the founding members of British Telecom and Telettra in Saudi Arabia, and served on the Boards of both companies. Mr. Abou Richeh was responsible for introducing into Saudi Arabia the first commercial application of fiber optics, the first commercial e-mail network, the first to introduce line conditioning equipment into the PTT network, and through Telettra installed most of Saudi Arabia's spur commercial links. Mr. Abou Richeh has undertaken numerous consultancy roles in the Middle East. Among his many clients are Cable and Wireless, Andrew Corporation, Hughes Aircraft, NEC/Sumitomo, Crypto AG and Motorola. Mr. Abou Richeh is a director of Elixir International [Saudi Arabia], Inma Engineering [Lebanon], Complex Holdings Limited, a diversified company with interests in Telecommunications and Internet related activities in Hungary and the Russian Federation. He also serves on the Board of Complex Investments Limited. In April 2000 he joined the Board of the Company.

         Paul R Warshaw, graduated from the University of California at Berkeley with a BA in Economic History and an MBA in Finance, after which he worked as Security Analyst at Arnold Bernhard & Company in New York City, where he wrote more than 100 published reports on individual companies and industry groups for the Value Line Investment Service. Returning to graduate school in 1974, Dr. Warshaw earned a Ph.D. in Marketing and Psychology in 1977 from the University of Massachusetts, then joined the Faculty of Management at McGill University in Montreal, serving as both Assistant and Associate Professor, teaching, researching and publishing numerous articles with respect to various aspects of Consumer Behavior, Advertising, and Marketing. Dr. Warshaw was appointed to the Editorial Boards of the Journal of Marketing Research and the Journal of Business Research; served as reviewer for the Journal of Consumer Research, Management Science, Journal of Experimental Social Psychology, and the Association for Consumer Research. Dr. Warshaw is listed in Who's Who in American Advertising. Upon returning to his native United States in 1983, he worked as Associate and full Professor of Marketing at Massachusetts Institute of Technology, New York University, Drexel University, and Cal Poly. Dr. Warshaw left academia in 1991 to pursue entrepreneurial ventures in entertainment and marketing research, co-founding private companies RMO Entertainment Group, Digital Hollywood, Streamline Multimedia, and WEB Research. They were instrumental in the formation of the Company's Distance Learning division. In June 2000 Dr. Warshaw joined the Company's Board of Directors.

         The directors of Dynamic do not hold other directorships in any other reporting company.

         There are no family relationships among the directors or persons nominated or chosen by the Company to become a director.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Company under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Directors and Officers of the Company timely filed all reports required under Section 16(a) of the Securities Exchange Act of 1934. Satnet failed to be in timely compliance with its reporting requirements under this section.

Item 10.  Executive Compensation

Long-term Compensation and Annual Compensation Awards

         The following table sets forth certain information regarding the annual compensation for services to the Company for the fiscal year ended March 31, 2000 with respect to the Company's executive officers and directors as of December 31, 2000 who are compensated at a rate of more than $100,000 in salary during such fiscal year (the "Named Executive Officers"):


NAME AND PRINCIPAL POSITION                              YEAR     SALARY     BONUS
---------------------------                              ----    --------    -----
Melvyn F. Quiller*.....................................  2000    $ 36,000     $0
  CEO and Director
Spencer Young..........................................  1999    $110,000     $0
  Vice President and Director
Paul Warshaw, Director.................................  1999    $110,000     $0

* -- Mr. Quiller was appointed CEO in April of 2000.

Option/stock Appreciation Rights

         The following table contains certain information concerning the options granted to the Named Executive Officers and Directors on January 24, 2001.

                                                              PERCENT OF
                                             NUMBER OF       TOTAL OPTIONS
                                            SECURITIES        GRANTED TO
                                            UNDERLYING       EMPLOYEES IN     EXERCISE OR
NAME                                      OPTIONS GRANTED     FISCAL YEAR     BASE PRICE     EXPIRATION DATE
----                                      ---------------    -------------    -----------    ----------------
Melvyn Quiller..........................      250,000                            $2.00       January 23, 2008
  Chief Executive Officer and Director         50,000                            $1.50       January 23, 2008
                                               50,000                            $1.00       January 23, 2008
                                               50,000                            $ .50       January 23, 2008

Ahmed Abdulla Mannai....................      250,000                            $2.00       January 23, 2008
 President and Director                        50,000                            $1.50       January 23, 2008
                                               50,000                            $1.00       January 23, 2008
                                               50,000                            $ .50       January 23, 2008
                                              -------
                                              400,000            13.2%

Ray King................................      250,000                            $2.00       January 23, 2008
  Chief Financial Officer and Director         50,000                            $1.50       January 23, 2008
                                               50,000                            $1.00       January 23, 2008
                                               50,000                            $ .50       January 23, 2008
                                              -------
                                              400,000            13.2%

Patrick Doyle...........................      225,000                            $2.00       January 23, 2008
 Company Counsel and Director                  25,000                            $1.50       January 23, 2008
                                               25,000                            $1.00       January 23, 2008
                                               25,000                            $ .50       January 23, 2008
                                              -------
                                              300,000             9.9%

Brian O'Dell............................      250,000                            $2.00       January 23, 2008
 Managing Director and Director                50,000                            $1.50       January 23, 2008
                                               50,000                            $1.00       January 23, 2008
                                               50,000                            $ .50       January 23, 2008
                                              -------
                                              400,000            13.2%

Spencer Young...........................      260,000                            $ .50       January 23, 2008
  Vice President and Director                  25,000                            $2.00       January 23, 2008
                                              -------
                                              285,000             9.4%

Chafe Omar Abou Richeh..................      250,000                            $2.00       January 23, 2008
  Director                                     50,000                            $1.50       January 23, 2008
                                               50,000                            $1.00       January 23, 2008
                                               50,000                            $ .50       January 23, 2008
                                              -------
                                              400,000            13.2%

Paul Warshaw............................      410,000                            $ .50       January 23, 2008
  Director                                     25,000                            $2.00       January 23, 2008
                                              -------
                                              435,000            14.4%

         The directors' of the company are not compensated for their services as such.

Employment Contracts

         BankNet entered into an Employment Agreement with Peter Berecz dated May 24, 2000, pursuant to which Mr. Berecz agreed to serve as Managing Director of BankNet for an initial term of two years terminating on May 24, 2002. Mr. Berecz and BankNet will hold discussions in order to reach a new employment agreement six months prior to the expiration of the current agreement. In consideration for his services as Managing Director, the contract provides that Mr. Berecz be compensated at a base salary of $60,000 per annum.

         The Company entered into an Employment Agreement with Spencer Young, dated December 13, 1999, pursuant to which Mr. Young agreed to serve as Vice President and Director of the Company for an initial term of two years commencing on February 1, 2000 through January 31, 2002 with the Company's right to terminate Mr. Young's employment at any time after the first anniversary upon the condition that it pay to Mr. Young his full salary for the second contract year. In consideration for his services as Vice President and Director, the contract provides that Mr. Young be compensated at a base salary of not less than $110,000 per annum.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the ownership of the Company's securities by any person (including any group) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's securities, and by the Company's executive officers and directors individually and as a group.

Title of Class             Name and Address                        Amount and Nature               Percent of Class***
                           Of Beneficial Owner                     of Beneficial Owner
----------------           ------------------------                -------------------           --------------------
Common Stock               Melvyn F. Quiller*                                   50,000                             .14%

Common Stock               Ahmed Abdulla Mannai*                                50,000                             .14%

Common Stock               Raymond A. King*                                     50,000                             .14%

Common Stock               Patrick D. Doyle*                                    25,000                             .07%

Common Stock               Brian J. O'Dell*                                     50,000                             .14%

Common Stock               Spencer Young**                                     365,000                            1.02%

Common Stock               Chafe Omar Abou Richeh*                              70,000                             .20%

Common Stock               Paul Warshaw**                                      165,000                             .46%

Common Stock               Satnet Ltd.****                                  29,400,000                           82.34%
                           P.O. Box 222
                           26 Queen Street, St. Helier
                           Jersey JE4 9SJ Channel Island


All Directors and Executive
 Officers as a Group (8 persons)                                               825,000                              2.31%

* The beneficial owner's address is the same as the Company's European principal office.

**       The beneficial owner's address is the same as the Company's United
States principal office.

***      Percentages calculated on the basis of the amount of outstanding shares plus, for each person, any shares that person has the right to acquire within 60 days pursuant to options or other rights.

****     Satnet Ltd. is 49% owned by Mannai Corporation and 51% owned by Complex
Investments Limited. Ahmed Abdulla Mannai is 100% owner of Mannai Corporation. Complex Investments Limited is 51% owned by Chafe Omar Abou Richeh, 37% owned by Melvyn F. Quiller and 12% owned by Brian J. O'Dell.

Item 12.  Certain Relationships and Related Transactions

         The Company provides telecommunication services to Ramor Communications Ltd, a company owned by a stockholder of Dynamic I-T Inc. Revenues generated from these services were $40,697 and $171,729 in 2000 and in 1999, respectively. The Company paid $74,775 in consulting fees and $11,764 for rent and management services to Complex Holdings.

         On May 2, 2000, before Dynamic acquired BankNet, a loan agreement between BankNet and Dynamic was signed. As per this agreement, Dynamic agreed to provide a loan of US$200,000 (two hundred thousand dollars

U.S.), which can be drawn down by BankNet in Hungarian Forint ("HUF") installments. This loan is for a period of three years. The loan is repayable in US Dollars, with the exact amount payable in respect of each HUF installment being calculated according to the HUF/USD exchange rate that was used when the particular installment was credited on the Borrower's bank account. The loan is unsecured and carries an interest rate of 5% per annum.

          The consideration paid by the Company to LM Hungary to completed the acquisition of its real property consisted of $261,000 cash, a $239,000 note payable and 700,000 shares of the Company's common stock, valued at $2,105,904. Prior to the reverse merger acquisition of the Company, $211,000 was paid in cash. On March 6, 2001, the Company issued the 700,000 shares of common stock. The 700,000 shares were issued to Complex Holdings Limited. This company is 49% owned by Mannai Corporation, whose majority shareholder is Ahmed Abdulla Mannai, the president and director of the Company, and 51% owned by Complex Investments Limited. The three directors of Complex Investments Limited are Brian J. O'Dell, Melvin F. Quiller and Chafe Omar Abou Richeh, all of whom are directors of the Company.

         The Company received short-term interest free funding from Satnet Ltd., during 1999 and 1998. Such funds were paid directly to the Company or to its creditors in discharge of the Company's obligations. The resulting obligation to Satnet Ltd. was forgiven in the year ended December 31, 2000 and has been recorded as capital contribution. Satnet is the majority shareholder of Dynamic.

         The Company imported certain equipment into Hungary on temporary import status from Satnet Ltd. until December 31, 1998, in order to defer payment of customs duty over a 50 month period at 2% of the relevant duty per month at which point the remaining customs duty is paid by the Company. During the period of temporary import status the Company utilizes these assets for providing services to its customers and generating revenues. Under the agreement with Satnet Ltd, the risks and awards have passed to the Company. Under the Hungarian law the legal title to these assets remains with Satnet Ltd up to the point of final import clearance. These assets are recognized and depreciated from the date they were taken into service and a corresponding liability to Satnet Ltd was recognized. Upon final import clearance the Company recognizes a liability in its statutory records to Satnet Ltd based on the original value as reduced by 20% annually as permitted by the Hungarian customs authority. The difference between this value and the purchase price is effectively contributed by Satnet Ltd to the Company and has consequently been recorded as additional paid in capital. At December 31, 2000 upon final customs clearance of all such equipment this amounted to $117,134 which has been accounted for as a capital contribution from Satnet Ltd.

         The stockholders of Satnet passed a resolution dated July 28, 2000 to forgive approximately $1.3 million of debt due Satnet by BankNet. The debt was given in US Dollars, with the exact amount payable in respect of each HUF installment being calculated according to the HUF/USD exchange rate that was used when the particular installment was received by the borrower.

The year end balances with related parties comprise the following:

(in USD)                                                    December 31,
                                                                2000
--------------------------------------------------------------------------------
Receivables:
--------------------------------------------------------------------------------
     Employees                                                $ 14,298
--------------------------------------------------------------------------------
     Ramor Communications Ltd.                                  72,564
--------------------------------------------------------------------------------
     Satnet Ltd.                                               453,008
--------------------------------------------------------------------------------
          Total                                               $539,870
--------------------------------------------------------------------------------
Payables:
--------------------------------------------------------------------------------
     Satnet Ltd.                                              $625,380
--------------------------------------------------------------------------------
Short-term interest bearing notes:
--------------------------------------------------------------------------------
Complex Holdings Limited, bearing interest
at 9% and due in equal monthly installments                   $174,000
--------------------------------------------------------------------------------



Item 13.  Exhibits, List and Reports on Form 8-K

(a)      Exhibits

Exhibit Number      Description of Document
--------------      -----------------------
     2.1(4)         Share Purchase Agreement, dated January 28, 2000, by and
                    between the Company and BankNet Kft.

     2.2(5) Quota Sale and Purchase Agreement, dated August 2, 2000, by and between Dynamic I-T, Inc. and Mannai Corporation
                    Limited.

     3.1(1)         Articles of incorporation.

     3.2(2)         Amendment to Articles of Incorporation dated August 14,1999.

     3.3(9)         By-laws.

     4.1(10)        Form of Common Stock Certificate of the Company.

     10.1(11) Employment Agreement, dated December 13, 1999, by and between the Company and Mr. Spencer Young.

     10.2(11) Employment Agreement, dated December 13, 1999, by and between the Company and Dr. Paul Warshaw.

     10.3(13)       Employment Agreement, dated May 24, 2000, by and between
                    BankNet and Peter Berecz.

     10.4(11) Professional Services Agreement, dated December 1999, by and between the Company and Dr. Fred Davis.

     10.5(11) Consulting Agreement, dated April 11, 2000, by and between the Company and Dr. J. Christopher Westland.

     10.6(11) Consulting Agreement, dated April 11, 2000, by and between the Company and Dr. Viswanath Venkatesh.

     10.7(11) Consulting Agreement, dated April 11, 2000, by and between the Company and Ms. Pam J. Schmidt.

     10.8(11) Professional Services Agreement, dated April 11, 2000, by and between the Company and Ms. Jane Frances Stuart.

     10.9(3) Share Purchase Agreement, dated January 28, 2000, by and between the Company and BankNet Ltd.

     16.1(8) Letter from Ernst & Young, regarding their concurrence with the Company's change in Certifying Accountant.

     16.2(7) Letter from Michael Johnson, CPA, starting his concurrence with the Company's change in Certifying Accountant Auditor.

     16.3(6) Letter from Michael Johnson, CPA, regarding his concurrence with the Company dismissing him as the Company's principal auditor.

     16.4(12) Letter from J.H. Cohn, LLP, regarding its concurrence with the Company dismissing it as the Company's principal auditor.

     21.1(13)       Subsidiaries of the Company.

(1)      Incorporated by reference to Exhibit 3.1 to Form 8K filed 8/25/99.

(2)      Incorporated by reference to Exhibit 3 of Form 8-K filed 10/22/99.

(3)      Incorporated by reference to Exhibit 7.1 of Form 8K filed 2/29/00.

(4)      Incorporated by reference to Exhibit 7.1 of Form 8-K filed 3/1/00.

(5)      Incorporated by reference to Exhibit 2.1 of Form 8-K filed 8/17/00.

(6)      Incorporated by reference to Exhibit 16.1 to Form 8K filed 9/5/00.

(7)      Incorporated by reference to Exhibit 16.1 to Form 8K/A filed 9/7/00.

(8)      Incorporated by reference to Exhibit 16.1 to Form 8K filed 12/14/00.

(9) Incorporated by reference to Exhibit 3.2 of Annual Report on Form 10KSB filed 7/21/00.

(10) Incorporated by reference to Exhibit 4 of Annual Report on Form 10-KSB filed 7/21/00.

(11)     Incorporated by reference to Exhibits of Form 10KSB filed on 7/21/00.

(12)     Incorporated by reference to Exhibit 16.1 to Form 8K/A filed 3/12/01.

(13)     Filed herewith.


(b)      Reports on 8-K

         Form 8-K/A filed with the United States Securities and Exchange Commission on November 3, 2000, which updated the financial statements of BankNet Kft, which the Company had acquired and reported in an earlier Form 8-K.

         Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2000, to report the Company's change in its independent public accountants, which was amended by a Form 8-K/A similarly filed on December 27, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Dynamic I-T, Inc.


Date: May 15, 2001          By:/s/ Melvyn F. Quiller
                               ------------------------------------------------
                                 Melvyn F. Quiller, Chief Executive Officer and Director


         In accordance Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                                        Date
/s/ Melvyn F. Quiller                     Chief Executive Officer and Director         May 15, 2001
-----------------------------------
Melvyn F. Quiller

/s/ Ahmed Abdulla Mannai                  President and Director                       May 15, 2001
-----------------------------------
Ahmed Abdulla Mannai

/s/ Raymond A. King                       Chief Financial Officer and Director         May 15, 2001
-----------------------------------
Raymond A. King

/s/ Patrick D. Doyle                      Company Counsel and Director                 May 15, 2001
-----------------------------------
Patrick D. Doyle

/s/ Brian J. O'Dell                       Managing Director and Director               May 15, 2001
-----------------------------------
Brian J. O'Dell

                                          Vice President and Director                  May 15, 2001
-----------------------------------
Spencer H. Young

/s/ Chafe Omar Abou Richeh                Director                                     May 15, 2001
-----------------------------------
Chafe Omar Abou Richeh

                                          Director                                     May 15, 2001
-----------------------------------
Paul Warshaw

DYNAMIC I-T, INC.

CONSOLIDATED FINANCIAL STATEMENTS FOR THE
YEARS ENDED DECEMBER 31, 2000 AND 1999





TABLE OF CONTENTS:                                                               PAGE
------------------                                                               ----
REPORT OF AUDITORS                                                              F1

CONSOLIDATED BALANCE SHEET                                                      F2

CONSOLIDATED STATEMENTS OF OPERATIONS                                           F3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                           F4

STATEMENT OF STOCKHOLDERS' EQUITY                                               F5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                                  F6 - F16

                             [ERNST & YOUNG LOGO]


                         REPORT OF INDEPENDENT AUDITORS



THE STOCKHOLDERS
DYNAMIC I-T INC.

We have audited the accompanying consolidated balance sheet of Dynamic I-T Inc. as of December 31, 2000, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic I-T Inc. as of December 31, 2000 and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG
---------------------------

ERNST & YOUNG
Budapest, Hungary
April 8, 2001

CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000

                                DYNAMIC I-T, INC.
                           CONSOLIDATED BALANCE SHEET


                                                      December 31,
(in USD)                                                 2000
ASSETS
Current Assets
  Cash and cash equivalents                           $   160,842
  Accounts receivable, net                              1,098,108
  Receivables from related parties                        539,870
  Restricted cash                                           7,025
  Prepaid expenses and other assets                         5,469
                                                      -----------
    Total Current Assets                                1,811,314
                                                      -----------
Property, plant and equipment, net                      4,628,353
Restricted cash                                            20,170
                                                      ===========
    Total Assets                                      $ 6,459,837
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses               $ 1,083,463
  Related party payables                                  625,380
  Note payable                                             25,000
  Deferred purchase obligation                          2,279,904
                                                      -----------
    Total Current Liabilities                           4,013,747
                                                      -----------
Other long-term liabilities                                10,536
                                                      -----------
    Total Liabilities                                   4,024,283
                                                      -----------
Stockholders' Equity
  Common stock, no par value; authorized
  100,000,000 shares; 34,605,213 shares
  issued and outstanding at December 31, 2000                  --
  Additional paid-in capital                            8,735,975
  Accumulated deficit                                  (6,236,140)
  Accumulated other comprehensive income (loss)           (64,281)
                                                      -----------
    Total Stockholders' Equity                          2,435,554
                                                      -----------
    Total Liabilities and Stockholders' Equity        $ 6,459,837
                                                      ===========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000

                                DYNAMIC I-T, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
(in USD)                                             2000                1999
Revenue from telecommunication services         $  3,681,704         $  3,598,819
Cost of telecommunications services               (2,286,287)          (2,295,935)
                                                ------------         ------------
    GROSS MARGIN                                   1,395,417            1,302,884
                                                ------------         ------------
Selling, general and administrative
expenses                                          (1,400,989)            (829,312)
                                                ------------         ------------
    OPERATING INCOME (LOSS)                           (5,572)             473,572
                                                ------------         ------------
Other income/(expense):
  Interest income                                      9,585                1,583
  Interest expense                                    (8,144)              (6,979)
  Foreign currency losses - net                      (81,265)            (130,918)
  Gain on sale of fixed assets                         3,799                   --
                                                ------------         ------------
    INCOME (LOSS) BEFORE INCOME TAXES                (81,597)             337,258
                                                ------------         ------------
Income taxes                                              --                   --
                                                ------------         ------------
    NET INCOME (LOSS)                           $    (81,597)        $    337,258
                                                ============         ============

Earnings per share:

Basic and fully-diluted earnings per            $      (0.00)        $       0.01
share

Number of shares used to calculate basic
and fully-diluted earnings per share              32,152,172           30,400,000

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000

                                DYNAMIC I-T, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in USD)                                                                          Year Ended December 31,
                                                                                  2000              1999
Operating Activities
Net income (loss)                                                               $ (81,597)        $ 337,258
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation                                                                    239,575           236,912
  Gain on sale of fixed assets                                                     (3,799)               --
  Allowance for bad debts                                                          45,664            28,121
  Changes in assets and liabilities:
   Accounts receivable                                                           (212,403)           12,799
   Receivables from related parties                                              (259,698)         (336,129)
   Restricted cash                                                                (20,684)               --
   Prepaid expenses and other assets                                                  293           (10,965)
   Accounts payable and accrued expenses                                           68,982          (327,539)
   Related party payables                                                         251,993           453,016
   Related party notes payable                                                    (67,002)         (371,992)
   Other long-term liabilities                                                    (22,333)          (37,079)
                                                                                ---------         ---------
    NET CASH USED IN OPERATING ACTIVITIES                                         (61,009)          (15,598)
                                                                                ---------         ---------
Investing Activities
  Acquisition of businesses, net of cash acquired                                 222,453                --
  Purchases of property and equipment                                            (167,873)         (285,973)
  Proceeds on sales of fixed assets                                                 3,799                --
                                                                                ---------         ---------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            58,379          (285,973)
                                                                                ---------         ---------
Financing Activities
  Repayments of capital lease obligations                                              --           (17,758)
  Repayment of related party loan                                                 (85,000)               --
  Proceeds from related party loans                                                22,144           248,354
  Capital Contributions                                                           200,000                --
                                                                                ---------         ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                     137,144           230,596
                                                                                ---------         ---------
Effect of exchange rate changes on cash and cash equivalents                       (1,016)           33,478
                                                                                ---------         ---------
Net increase (decrease) in cash and cash equivalents                              133,498           (37,497)
Cash and cash equivalents at beginning of year                                     27,344            64,841
                                                                                ---------         ---------
    CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 160,842         $  27,344
                                                                                =========         =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000

                                                                                          Accumulated
                                                           Additional                        Other
                                                             paid-in    Accumulated      Comprehensive
                                      Issued Shares          capital      deficit        Income (loss)         Total
                                      -------------          -------      -------        -------------         -----
BALANCE AT JANUARY 1, 1999               30,400,000        $6,846,798   $(6,491,801)          $88,138     $  443,135
                                         ----------        ----------   -----------           -------     ----------
Comprehensive income:
  Translation adjustment                                                                      (61,762)       (61,762)
  Net income                                                                 337,258                         337,258
                                                                                                          ----------
     Total comprehensive income                                                                              275,496
                                         ----------        ----------   -----------           -------     ----------
BALANCE AT DECEMBER 31, 1999             30,400,000        $6,846,798   $(6,154,543)          $26,376     $  718,631
                                         ----------        ----------   -----------           -------     ----------
Comprehensive loss:
  Translation adjustment                                                                      (90,657)       (90,657)
  Net loss                                                                  (81,597)                         (81,597)
                                                                                                          ----------
     Total comprehensive loss                                                                               (172,254)
Stockholder Contribution                                      200,000                                        200,000
Issuance of shares in reverse
     acquisition                          4,205,213           281,557                                        281,557
Stockholder contribution in kind                              117,134                                        117,134
Forgiveness of stockholder debt                             1,290,486                                      1,290,486
                                         ----------        ----------   -----------           -------     ----------
BALANCE AT DECEMBER 31, 2000             34,605,213        $8,735,975   $(6,236,140)        $(64,281)     $2,435,554
                                         ==========        ==========   ===========         ========      ==========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 1: NATURE OF BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Dynamic I-T Inc. (the "Company"), formerly known as Colorado Gold & Silver, Inc. was incorporated under the laws of the State of Colorado on March 3, 1980. Effective July 31, 2000, the Company acquired BankNet Kft. ("BankNet"), a company organized under the laws of Hungary. BankNet's operations are based in Budapest, Hungary and provide data communication services in Hungary and neighboring countries in Europe and Russia. BankNet was founded in 1991 to take advantage of the liberalization of the Central and Eastern European telecommunication markets and the demand that existed in those markets. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree for accounting purposes even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical financial statements of BankNet from January 1, 1999 through the acquisition date of July 31, 2000 and the consolidated financial statements of the Company and BankNet since that date. The Company is a majority owned subsidiary of Satnet Ltd, a Jersey, Channel Islands company.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CONSOLIDATION
The accompanying financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated.


CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents.


RESTRICTED CASH
The Company is required to maintain escrow funds by contracts with certain of its customers. These balances have been reflected as restricted cash on the balance sheet.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at acquisition cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets - fifteen years for telecommunications equipment and five years for furniture, fixtures and equipment and other assets. Maintenance and repairs are charged to expense as incurred.

The Company has received assets without any consideration from Infonet Inc., a multinational telecommunication company, to facilitate the development of Infonet business in Hungary. These assets were given to BankNet pursuant to a Network Node Agreement dated April 1, 1996 between BankNet Kft, Hungary and IINS Inc., USA. According to this agreement, BankNet agrees to use these assets wholly and exclusively for provision of services mentioned in the agreement and not to transfer, assign, or otherwise dispose, all or any part of the hardware without Infonet's prior written consent. These assets have been recorded at fair value and depreciated over their estimated useful lives. Based on the agreement, BankNet paid a guaranteed monthly minimum fee to Infonet for assets usage for a period of three years up until the end of 1999.


LONG-LIVED ASSETS
In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121")."Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," long-lived assets to be held and used by the Company are reviewed to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized in 2000 or 1999.


INCOME TAXES
The Company accounts for income taxes using the liability method. Under this method, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when the Company cannot make the determination that it is more likely than not that some portion or all of the related tax asset will be realized.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


FOREIGN CURRENCY TRANSLATION
The functional currency for the Company and its subsidiaries is the local currency of the country in which the subsidiary is located.


REVENUE RECOGNITION
Revenue from telecommunications services is recognized based on a fixed monthly fee and the volume of data traffic. Revenue from connection fees and other services are recognized when the connections are made and the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.


ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising expenses included in selling, administrative and general expenses were $1,141 and $3,108 in 2000 and 1999 respectively.


FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts for cash, accounts receivable, receivables from related parties, accounts payable, accrued liabilities and related party notes payable approximate their fair value based on the short-term maturities of these instruments.


CONCENTRATION OF CREDIT RISK
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company restricts investments in cash equivalents to financial institutions with high credit ratings. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company provides allowances for credit losses when necessary.


USES OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS
The preparation of these financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts in the financial statements and accompanying notes and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 3: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                          DECEMBER 31,
                                                              2000
ACCOUNTS RECEIVABLE CONSISTS OF:

 Trade accounts receivable                                $ 1,478,574
 Taxes receivable (VAT)                                         5,570
 Other receivables                                              8,689
 Less allowance for doubtful accounts                        (394,725)
                                                          -----------
    Total accounts receivable, net                        $ 1,098,108
                                                          -----------

PROPERTY, PLANT AND EQUIPMENT CONSISTS OF:
 Land                                                     $ 2,607,077
 HUB and telecom                                            1,264,023
 Very small aperture terminals and equipment                1,355,883
 Infonet assets                                               293,023
 Office equipment                                             183,300
 Leasehold improvements                                       152,763
 Less allowances for depreciation                          (1,227,716)
                                                          -----------
    Total property, plant and equipment                   $ 4,628,353
                                                          -----------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSISTS OF:
 Accounts payable                                         $   552,562
 Taxes payable:
    Payroll taxes                                               5,957
    Customs and import VAT                                     28,614
    Pension fund                                                  929
 Accrued accounting, legal and audit fees                     173,550
 Accrued consulting fees                                      187,500
 Accrued telecommunications expense                            92,124
 Other accrued expenses                                        42,227
                                                          -----------
    Total accounts payable and accrued expenses           $ 1,083,463
                                                          ===========

NOTE PAYABLE:
The Company has a short-term note payable with First Trust Corp. in the amount of $25,000 with interest rate at 9% per annum. The note is due and payable on demand.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 4: BUSINESS ACQUISITIONS

Effective July 31, 2000 the Company acquired 100% of the share capital of BankNet Kft., a Hungarian data communications company, in exchange for the issuance of 30,400,000 shares of common stock. In addition, Satnet Ltd. paid $200,000 in cash to settle certain existing liabilities of the Company and issued a $600,000 note payable due over nine months which was settled through subsequent loan forgiveness. US GAAP requires the transaction to be accounted for as a reverse acquisition of Dynamic I-T, Inc. and a recapitalization of BankNet. As such, the accompanying financial statements represent the historical financial statements of BankNet Kft. and the common stock accounts of the surviving company (Dynamic I-T, Inc.). The Company had no operations at the time of acquisition.

On August 2, 2000, Complex Holdings, the majority shareholder of Satnet Ltd., contributed LM Magyarorszag Kft. ("LM Hungary"), a company organized under the laws of Hungary, to the Company. The net book value of LM Hungary, which approximates fair value, consisting primarily of land was $2,605,904. In exchange for LM Hungary, the Company paid $261,000 in cash of which $211,000 was paid prior to the reverse merger acquisition, issued a $239,000 note payable and will issue 700,000 common shares which has been assigned a value of $2,105,904.


NOTE 5: STOCKHOLDERS' EQUITY

COMMON STOCK
The Company is authorized to issue 100,000,000 shares of common stock. Holders of the common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. The common stock is not redeemable and has no conversion of preemptive rights.


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is comprised solely of the cumulative translation adjustment, which arises due to translation of the income statement at the average rate of exchange and assets and liabilities at the exchange rate prevailing at the balance sheet date.


DIVIDENDS
The Company has never paid dividends and has no distributable earnings. Retained earnings available for distribution are restricted based on the statutory accounts of the Company and its subsidiaries prepared in accordance with local law, as opposed to these accounts prepared in accordance with the accounting principles generally accepted in the United States.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 6: INCOME TAXES

The Company did not pay any taxes on income in 2000 and 1999. The Company is entitled to a 60% exemption from income taxes in Hungary from 1999 to 2003 on taxable income after deduction of tax loss carryforwards. The corporate income tax rate in Hungary is 18%.

A reconciliation of the statutory income tax rate to the Company's effective income rate is set forth below:

                                       YEAR ENDED DECEMBER 31,
                                         2000          1999
                                         ----          ----
                                        -----         -----
STATUTORY U.S. INCOME TAX RATE           35.0%         35.0%
                                        -----         -----
Foreign rate differential               (13.0)        (17.0)
Change in valuation allowance           (22.4)        (18.7)
Other permanent differences               0.4           0.7
                                        -----         -----
EFFECTIVE INCOME RATE                       0%            0%
                                        =====         =====

Deferred tax assets and liabilities are recorded based on temporary differences between earnings as reported in the financial statements and earnings for income tax purposes. The following table summarizes major components of the Company's deferred tax assets and liabilities:

                                       DECEMBER 31,
(in USD)                                  2000
--------                                  ----
DEFERRED TAX ASSETS:
  Net operating loss carryforwards     $ 1,487,508
  Property, plant and equipment             71,375
  Other deferred tax assets                 10,172
                                       -----------
    Total deferred tax assets            1,569,055
OTHER DEFERRED TAX LIABILITIES:           (10,080)
                                       -----------
NET DEFERRED TAX ASSET                   1,558,975
  less: valuation allowance            (1,558,975)
                                       -----------
    TOTAL                                       $0
                                       ===========

Due to the uncertainty of realization of the deferred tax assets a 100% valuation allowance has been recorded.

As of December 31, 2000, the Company had loss carryforwards for Hungarian and United States income tax purposes of approximately $463,576 and $4,154,660, respectively. The majority of the loss carryforwards in the United States were acquired in connection with the reverse acquisition. The loss carryforwards in Hungary expire on December 31, 2002 and the loss carryforwards in the United States begin to expire in 2010.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 7: COMMITMENTS AND CONTINGENCIES

LEASES

The Company operates in leased facilities. The lease contract for the premises is cancelable upon 12-month cancellation notice after the expiration of the initial term of the lease (March 1, 2006).

The Company also leases telecommunication equipment, VSATs and routers, under operating lease agreements. The lease term for VSATs is 60 months with an expiration date of April 1, 2003.

The routers are leased for a term of 36 months. Lease agreements for routers may be canceled upon 60 days notice. The master agreement under which routers are leased offers the Company an option to buy these routers at fair value at the end of the lease period.

In addition, the Company leased cars in 2000 and 1999. The car lease agreements expired in August, 2000.

Rent expense under operating leases was $188,130 and $266,904 in 2000 and 1999, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms in excess of one year as of December 31, 2000 are as follows:

                                              OPERATING
                                               LEASES
December 31,
  2001                                        $ 84,346
  2002                                          96,638
  2003                                          80,218
  2004                                          71,818
  2005                                          71,818
  2006                                          11,970
  ----                                        --------
    TOTAL MINIMUM LEASE PAYMENTS              $416,808
                                              ========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 7: COMMITMENTS AND CONTINGENCIES (CONTINUED)


HUNGARIAN STATUTORY REDUCED EQUITY

Under the strict terms of the Hungarian Companies Act, neither BankNet nor LM Hungary has met the technical requirements of capitalization. According to this law, the equity must be at the minimum equal to half of the issued capital. The Company's equity based on the accounts prepared in accordance with Hungarian Accounting Law is approximately $295,315 and ($5,153,405) respectively at December 31, 2000.

The stockholders passed a resolution dated July 28, 2000 to forgive approximately $1.3 million of debt due to stockholders. The debt was given in US Dollars, with the exact amount payable in respect of each HUF installment being calculated according to the HUF/USD exchange rate that was used when the particular installment was received by the borrower. Such debt forgiveness increases BankNet's Hungarian equity position to a level which is in compliance with the capital maintenance limits. The debt forgiveness has been reflected in the financial statements as an increase to stockholders' equity in the year ended December 31, 2000 even though the approval of the transaction by the Hungarian National Bank required for Hungarian accounting purposes is still in process. To date no action has been taken in relation to the equity of LM Hungary.


NOTE 8: RELATED PARTY TRANSACTIONS

The Company provides telecommunication services to Ramor Communications Ltd, a company owned by Complex Holdings. Revenues generated from these services were $40,697 and $171,729 in 2000 and in 1999, respectively. The Company paid $74,775 in consulting fees and $11,764 for rent and management services to Complex Holdings.

The Company imported certain equipment into Hungary on temporary import status from Satnet Ltd. until December 31, 1998, in order to defer payment of customs duty over a 50 month period at 2% of the relevant duty per month at which point the remaining customs duty is paid by the Company. During the period of temporary import status the Company utilizes these assets for providing services to its customers and generating revenues. Under the agreement with Satnet Ltd. the risks and awards have passed to the Company. Under the Hungarian law the legal title to these assets remains with Satnet Ltd up to the point of final import clearance. These assets are recognized and depreciated from the date they were taken into service and a corresponding liability to Satnet Ltd. was recognized. Upon final import clearance the Company recognizes a liability in its statutory records to Satnet Ltd based on the original value as reduced by 20% annually as permitted by the Hungarian customs authority. The difference between this value and the purchase price is effectively contributed by Satnet Ltd. to the Company and has consequently been recorded as additional paid in capital. At December 31, 2000 upon final customs clearance of all such equipment this amounted to $117,134 which has been accounted for as a capital contribution from Satnet Ltd.

The Company received short-term interest free funding from Satnet Ltd. during 1999 and 1998. Such funds were paid directly to the Company or to its creditors in discharge of the Company's obligations. The resulting obligation to Satnet Ltd. was forgiven in the year ended December 31, 2000 and has been recorded as capital contribution.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 8: RELATED PARTY TRANSACTIONS (CONTINUED)

The year end balances with related parties comprise the following:

                                                 DECEMBER 31,
(in USD)                                            2000
--------                                            ----
RECEIVABLES:
  Employees                                        $  14,298
  Ramor Communications Ltd.                           72,564
  Satnet Ltd.                                        453,008
                                                   ---------
          Total                                    $ 539,870
                                                   ---------
PAYABLES:
  Satnet Ltd.                                      $ 625,380
                                                   ---------
SHORT-TERM INTEREST BEARING NOTES:
Complex Holdings Limited, bearing interest
at 9% and due in equal monthly installments        $ 174,000
                                                   ---------

The short term interest bearing note of $174,000 is included in the deferred purchase obligation on the balance sheet (see Note 4).

NOTE 9: SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes non-cash investing and financing activities for the Company:

(in USD)
2000
Reduction in purchase price of assets from Satnet Ltd. (Note 8)      $ 117,134
Related party loan forgiveness (Note 7)                              1,304,780
Net assets acquired in reverse acquisition (Note 4)                    281,557
Acquisition of LM Hungary (Note 4)                                   2,105,904
                                                                     ---------
1999
Repayment of bank loan by stockholder                                $ 603,122
                                                                     ---------

The Company paid interest of $6,797 in the year ended December 31, 1999. No amounts were paid for interest in the year ended December 31, 2000. The Company paid no income taxes in the years ended December 31, 2000 and 1999.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 10: SEGMENT DISCLOSURE AND RELATED INFORMATION

The Company operates in four segments within the telecommunications service provision industry. These are satellite data transmission, terrestrial data transmission and frame relay services, Internet service provision and other services. The satellite data transmission segment provides data communication services, using very small aperture terminal ("VSAT") technology, to banks, governmental organizations, insurance companies and other corporations mainly in Hungary and in other parts of Europe. Terrestrial data and frame relay services are provided to Infonet's multinational clients in Hungary, under a contract with Infonet, USA. Internet services are provided to internet service providers and local Hungarian companies. Other services include provision of ground operations for major multinational telecommunication companies in Hungary and single channel per carrier links.

The Company's segments are managed and evaluated separately because each segment possesses different economic characteristics requiring different marketing strategies.

The accounting policies adopted for each segment are the same as those described in the summary of significant accounting policies. The Company's management evaluates performance based on operating contribution, where segment revenues are reduced by those costs that are allocable to the segments. Non-allocable general, administrative, and marketing costs are treated as Corporate costs and not charged to the segments.

LINE OF BUSINESS DATA:

                                              TERRESTRIAL                           OTHER
(in USD)                        VSAT              DATA            INTERNET         SERVICES         CORPORATE           TOTAL
--------                        ----              ----            --------         --------         ---------           -----
2000
Total revenue               $ 1,287,066       $ 1,569,965       $   250,702       $   573,971      $        --       $ 3,681,704
Gross margin                    390,856           799,903           (43,007)          247,665               --         1,395,417
Operating income                226,873           733,087           (62,846)          191,218       (1,093,904)           (5,572)
Capital expenditures             96,993             4,647            10,659             5,911           49,663           167,873
Identifiable operating
assets                        1,903,369           707,434           193,104           386,654        3,269,276         6,459,837
Depreciation                   (173,671)          (27,178)          (16,828)               --          (21,898)         (239,575)
                            -----------       -----------       -----------       -----------      ---------         -----------
1999
Total revenue               $ 1,689,575       $ 1,075,808       $   311,853       $   521,583      $        --       $ 3,598,819
Gross margin                    635,238           448,101           (11,587)          231,132               --         1,302,884
Operating income                371,138           376,217           (37,885)          165,350         (401,248)          473,572
Capital expenditures            262,321             5,328            14,199                --            4,125           285,973
Identifiable operating
assets                        2,381,645           617,912           122,540           146,715          558,873         3,827,685
Depreciation                   (186,731)          (23,959)           (8,584)               --          (17,638)         (236,912)
                            -----------       -----------       -----------       -----------      ---------         -----------

The expenses incurred in the start up operations of distance learning have been included in corporate.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
December 31, 2000


NOTE 10: SEGMENT DISCLOSURE AND RELATED INFORMATION (CONTINUED)

GEOGRAPHIC INFORMATION FOR REVENUE GENERATED OUTSIDE OF UNITED STATES:

                          2000           1999
                          ----           ----
Czech Republic        $   44,780      $   33,474
Germany                    3,240         -
Hungary                3,075,919       2,815,105
Italy                    162,120         160,886
Poland                    89,718          89,718
Romania                   22,800         187,377
Russia                    42,831         144,986
Sweden                    51,968          53,655
Zambia                   188,328         113,618
                      ----------      ----------
TOTAL REVENUE         $3,681,704      $3,598,819
                      ----------      ----------

MAJOR CUSTOMER INFORMATION:

One major customer in the Terrestrial data segment accounted for 30% and 42% of the Company's revenues in the year ended December 31, 1999 and 2000, respectively. Accounts receivable from this customer represented 37% of the Company's net accounts receivable balance at December 31, 2000.


NOTE 11 SUBSEQUENT EVENTS

On January 3, 2001, the Company issued 400,000 shares of common stock in payment for services provided by professional advisors.

On January 24, 2001, the Company granted 3,020,000 options for common stock to certain executive officers, directors and employees.

On March 6, 2001, the Company issued 700,000 shares of common stock to complete the LM Hungary acquisition.