Form 10QSB
period 2001-03-31
DYNAMIC I-T INC
filed 2001-05-21
CIK 354699

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER: 0-10065


                                DYNAMIC I-T, INC.
        (Exact name of small business issuer as specified in its charter)

                             Colorado                  82-0379959
                     (State of incorporation)      IRS Employer ID No.

                2504 11th Street, Santa Monica, California 90405
                    (Address of principal executive offices)

                                 (310) 392-8179
                           (Issuer's telephone number)

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 24, 2001 the registrant had issued and outstanding 35,705,213 shares of Common Stock.


Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                     PART I

Item 1.  Financial Statements

The Financial Statements required by this item are attached hereto on pages
F1-F9.

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

OVERVIEW

         Dynamic I-T Inc. (the "Company"), formerly known as Colorado Gold & Silver, Inc. was incorporated under the laws of the State of Colorado on March 3, 1980. Effective July 31, 2000, the Company acquired BankNet Kft. ("BankNet"), a company organized under the laws of Hungary. BankNet's operations are based in Budapest, Hungary and provide data communication services in Hungary and neighboring countries in Europe and Russia. BankNet was founded in 1991 to take advantage of the liberalization of the Central and Eastern European telecommunication markets and the demand that existed in those markets. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree for accounting purposes even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical financial statements of BankNet. The Company is a majority owned subsidiary of Satnet Ltd, a Jersey, Channel Islands company.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUE FROM TELECOMMUNICATION SERVICES

         For the three months ended March 31, 2001, the Company generated revenue of $709,569 as compared to $968,443 for the three months ended March 31, 2000, a decrease of $258,874 or 26.7%. This decrease in revenues was primarily attributable to the decrease in the satellite data transmission related services which provides data communication services to banks, governmental organizations, insurance companies and other corporations mainly in Hungary and in other parts of Europe.

COST OF TELECOMMUNICATIONS SERVICES

         Cost of revenues consists primarily of leased line fees and space segment fees, as well as Internet related access fees. Direct telecommunication costs decreased $14,644 or 2.8%, from $522,328 for the three months ended March 31, 2000 to $507,684 for the three months ended March 31, 2001. This decrease is attributable to the devaluation of the Hungarian forint and decrease in revenues.

GROSS MARGIN

         Gross margin consists of revenue less the cost of telecommunication services. Gross income margin decreased approximately $244,230 or 54.7%, from $446,115 for the three months ended March 31, 2000 to $201,885 for the three months ended March 31, 2001. This decrease in primarily attributable to the decrease in revenues of satellite data transmission related services, coupled with the decrease in costs related to those revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses consist of costs associated with the Company's sales and marketing efforts, executive management, finance, facilities and other general overhead expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 were $327,612 as compared to $207,077 for the three months ended March 31, 2000, an increase of $120,535 or 58.2%. This increase in selling, general, and administrative expenses was primarily attributable to the increased costs of professional services and administrative salaries.

NET INCOME/(LOSS)

         As a result of the above, the Company's net income for the three months ended March 31, 2001, decreased by 165.9%, from a net income of $219,848 for the three months ended March 30, 2000 to a net loss of ($144,813) for the three months ended March 31, 2001. The decrease was due to the increase in selling, general and administrative expenses, coupled with the decrease in revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operations were $69,659 for the three months ended March 31, 2001 as compared to $122,920 for the three months ended March 31, 2000. The $53,261 decrease in cash provided by operations was mainly attributable to the reduction in accounts payable, accounts receivable and accrued expenses. The Company anticipates that it will be able to fund its working capital needs and capital expenditures through operating cash flows, existing cash available and through the sale of assets, if necessary.

CURRENCY FLUCTUATION

         The majority of the Company's foreign exchange rate exposure relates to the translation of BankNet's Hungarian forint financial statements into United States dollars financial statements which is impacted by changes in the exchange rates between the Hungarian forint and the United States dollar. The Company estimated that the adverse change in the exchange rates between the Hungarian forint and the United States dollar in the first three months of 2001 was 1.95%. The Company has not entered into any derivative hedging transactions to reduce the risk of exchange rate fluctuations.

         The impact of inflation on the Company's operations has been significant in the first three months of 2001 through its Hungarian operations. The cumulative inflation rate in Hungary was 10.5% as of March 31, 2001. The Company cannot assure that inflation rates in the future will not adversely affect the operating results.

NEW ACCOUNTING PRONOUNCEMENTS

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

                                     PART II

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities

         During the period represented by this report on Form 10-QSB, there were no changes in the instruments defining the rights of the holders of Registrant's registered securities, and no securities were sold by the Registrant during this period.

Item 3.  Defaults Upon Senior Securities

         There were no defaults upon Registrant's senior securities during the period covered by this Quarterly Report on Form 10-QSB.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to Registrant's security holders for a vote during the period covered by this Quarterly Report on Form 10-QSB.

Item 5.  Other Information

         Registrant is not reporting any additional matters under this Item on this Quarterly Report on Form 10- QSB.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

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

         3.2(2)            Amendment to Articles of Incorporation dated August
                           14,1999.

         3.3(9)            By-laws.

         4.1(10)           Form of Common Stock Certificate of Company.

         10.1(11) Employment Agreement, dated December 13, 1999, by and between the Company and Mr. Spencer Young.

         10.2(11) Employment Agreement, dated December 13, 1999, by and between the Company and Dr. Paul Warshaw.

         10.3(13) Employment Agreement, dated May 24, 2000, by and between the BankNet and Peter Berecz.

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

         10.6(11) Consulting Agreement, dated April 11, 2000, by and between the Company and Dr. Viswanath Venkatesh.

         10.7(11) Consulting Agreement, dated April 11, 2000, by and between the Company and Ms. Pam J. Schmidt.

         10.8(11)          Professional Services Agreement, dated April 11,
                           2000, by and between the Company and Ms. Jane Frances
                           Stuart.

         10.9(3) Share Purchase Agreement, dated January 28, 2000, by and between the Company and BankNet Ltd.

         16.1(8) Letter from Ernst & Young Ltd., regarding their concurrence with the Company's change in Certifying Accountant.


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

         21.1(14)          Subsidiaries of the Company.


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

(12)     Incorporated by reference to Exhibit 16.1 to Form 8K/A filed 3/12/01.

(13) Incorporated by reference to Exhibit 10.3 of Annual Report on Form 10KSB filed 5/15/2001

(14) Incorporated by reference to Exhibit 21.1 of Annual Report on Form 10KSB filed 5/15/2001

(b)      Reports on 8-K

         Registrant filed reports on Forms 8-K and 8-K/A, both on March 12, 2001, with the United States Securities and Exchange Commission. Collectively,
Item 4 indicates that on March 5, 2001, Registrant informed J.H. Cohn LLP that it was dismissing them as the principal independent accountants of the Registrant. This decision was recommended and approved by the Registrant's Board of Directors. On the same date, Ernst & Young Ltd. was appointed as the principal independent accountants of the Registrant.

         Registrant filed a report on Form 8-K on February 27, 2001, with the United States Securities and Exchange Commission. Item 8 in that Form 8-k makes reference to Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2000, and to Item 5 therein, where Registrant, pursuant to the rules and regulations of the Securities and Exchange Commission (and, in particular, the rules regarding Item 5 of Form 10- QSB), reported a change in its fiscal year. It also indicates that by resolution of its Board of Directors taken on November 17, 2000, the Registrant determined to change its fiscal year-end to December 31, 2000. Registrant's Annual Report on Form 10- KSB for the fiscal year ended December 31, 2000 filed May 15, 2001 contained the report covering the transition period.

         No other Form 8-K's were filed during the period represented by this report on Form 10-QSB.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DYNAMIC I-T, Inc.
                            [Registrant]

                            May 21, 2001


                            By: /s/ Melvyn F. Quiller
                                -----------------------------------------------
                                   Melvyn F. Quiller, Chief Executive Officer
                                            and Director


                            By: /s/ Raymond A. King,
                                -----------------------------------------------
                                   Raymond A. King, Chief Financial Officer
                                            and Director

DYNAMIC I-T INC.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS AS OF
MARCH 31, 2001





TABLE OF CONTENTS:                                                              PAGE
------------------                                                              ----
FINANCIAL STATEMENTS (UNAUDITED)

CONSOLIDATED CONDENSED BALANCE SHEET                                            F-1

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS                                 F-2

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS                                 F-3

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                        F-4 - F-8

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001

                                DYNAMIC I-T, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                        March 31,
(in USD)                                                  2001
ASSETS
Current Assets
  Cash and cash equivalents                           $    156,722
  Accounts receivable, net                                 983,689
  Receivables from related parties                         530,726
  Prepaid expenses and other assets                          9,772
                                                      ------------
    Total Current Assets                                 1,680,909
                                                      ------------
Property, plant and equipment, net                       4,405,726
Restricted cash                                             19,774
                                                      ============
    Total Assets                                      $  6,106,409
                                                      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses               $    855,606
  Related party payables                                   759,154
  Note payable                                              25,000
                                                      ------------
    Total Current Liabilities                            1,639,760
                                                      ------------
Other long-term liabilities                                  9,919
                                                      ------------
    Total Liabilities                                    1,649,679
                                                      ------------
Stockholders' Equity
  Common stock, no par value; authorized
  100,000,000 shares; 35,705,213 shares
  issued and outstanding at March 31, 2001                      --
  Additional paid-in capital                            11,106,054
  Accumulated deficit                                   (6,380,951)
  Accumulated other comprehensive loss                    (268,373)
                                                      ------------
    Total Stockholders' Equity                           4,456,730
                                                      ------------
    Total Liabilities and Stockholders' Equity        $  6,106,409
                                                      ============

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001

                                DYNAMIC I-T, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
(in USD)                                             2001                 2000
Revenue from telecommunication services         $    709,569         $    968,443
Cost of telecommunications services                 (507,684)            (522,328)
                                                ------------         ------------
    GROSS MARGIN                                     201,885              446,115
                                                ------------         ------------
Selling, general and administrative
expenses                                            (327,612)            (207,077)
                                                ------------         ------------
    OPERATING INCOME (LOSS)                         (125,727)             239,038
                                                ------------         ------------
Other income/(expense):                              (19,086)             (19,190)
                                                ------------         ------------
    INCOME (LOSS) BEFORE INCOME TAXES               (144,813)             219,848
                                                ------------         ------------
Income taxes                                              --                   --
                                                ------------         ------------
    NET INCOME (LOSS)                           $   (144,813)        $    219,848
                                                ============         ============

Earnings per share:

Basic and diluted earnings per share            $      (0.00)        $       0.01

Number of shares used to calculate basic
and diluted earnings per share                    35,198,546           30,400,000



The accompanying notes are an integral part of these financial statements.

CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001

                                DYNAMIC I-T, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in USD)                                                            Three Months Ended March 31,
                                                                       2001              2000
                                                                       ----              ----
    NET CASH PROVIDED BY IN OPERATING ACTIVITIES                       69,659           122,920
                                                                    ---------         ---------
Investing Activities
  Purchases of property and equipment                                 (28,251)          (36,005)
  Proceeds on sales of fixed assets                                       820                --
                                                                    ---------         ---------
    NET CASH USED IN INVESTING ACTIVITIES                             (27,431)          (36,005)
                                                                    ---------         ---------
Financing Activities
  Repayment of related party loan                                     (38,669)          (21,821)
                                                                    ---------         ---------
    NET CASH USED IN FINANCING ACTIVITIES                             (38,669)          (21,821)
                                                                    ---------         ---------
Effect of exchange rate changes on cash and cash equivalents           (7,679)           (1,010)
                                                                    ---------         ---------
Net increase (decrease) in cash and cash equivalents                   (4,120)           64,084
Cash and cash equivalents at beginning of period                      160,842            27,344
                                                                    ---------         ---------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 156,722         $  91,428
                                                                    =========         =========

The accompanying notes are an integral part of these financial statements.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months ending March 31, 2001 are not necessarily indicative of results to be expected for the year ended December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

Dynamic I-T Inc. (the "Company"), formerly known as Colorado Gold & Silver, Inc. was incorporated under the laws of the State of Colorado on March 3, 1980. Effective July 31, 2000, the Company acquired BankNet Kft. ("BankNet"), a company organized under the laws of Hungary. BankNet' s operations are based in Budapest, Hungary and provide data communication services in Hungary and neighboring countries in Europe and Russia. BankNet was founded in 1991 to take advantage of the liberalization of the Central and Eastern European telecommunication markets and the demand that existed in those markets. The acquisition has been accounted for as a reverse acquisition whereby the Company is considered to be the acquiree for accounting purposes even though legally it is the acquiror. Accordingly, the accompanying financial statements present the historical financial statements of BankNet for the three months ended March 31, 2000 as compared with the consolidated financial statements of the Company and BankNet for the three months ended March 31, 2001. The Company is a majority owned subsidiary of Satnet Ltd, a Jersey, Channel Islands company.

NOTE 2: SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                      MARCH 31,
                                                        2001
ACCOUNTS RECEIVABLE CONSISTS OF:
 Trade accounts receivable                          $ 1,334,389
 Taxes receivable (VAT)                                  19,608
 Other receivables                                        5,953
 Less allowance for doubtful accounts                  (376,261)
                                                    -----------
    Total accounts receivable, net                  $   983,689
                                                    -----------

PROPERTY, PLANT AND EQUIPMENT CONSISTS OF:
 Land                                               $ 2,545,633
 HUB and telecom                                      1,193,068
 Very small aperture terminals and equipment          1,298,756
 Infonet assets                                         275,856
 Office equipment                                       173,723
 Leasehold improvements                                 144,102
 Less allowances for depreciation                    (1,225,412)
                                                    -----------
    Total property, plant and equipment             $ 4,405,726
                                                    -----------

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001


NOTE 2: SUPPLEMENTAL BALANCE SHEET INFORMATION (CONTINUED)

                                                             MARCH 31,
                                                               2001

ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSISTS OF:
 Accounts payable                                            $554,727
 Taxes payable:
    Payroll taxes                                               7,461
    Customs and import VAT                                     26,937
    Pension fund                                                3,122
 Accrued accounting, legal and audit fees                     161,257
 Accrued telecommunications expense                            20,243
 Salaries                                                      64,313
 Local tax                                                      3,197
 Other accrued expenses                                        14,349
                                                             --------
    Total accounts payable and accrued expenses              $855,606
                                                             --------

BALANCES WITH RELATED PARTIES COMPRISE THE FOLLOWING:
  RECEIVABLES:
  Employees                                                  $ 15,088
  Complex Holdings Limited                                     27,471
  Ramor Communications Ltd.                                    68,312
  Satnet Ltd.                                                 419,855
                                                             --------
          Total                                              $530,726
                                                             --------
  PAYABLES:
  Satnet Ltd.                                                $623,823
  Complex Holdings Limited, bearing interest at
  9% and due in equal monthly installments                   $135,331
                                                             --------
         Total                                               $759,154
                                                             --------


NOTE 3: STOCKHOLDERS' EQUITY

COMMON STOCK
The Company is authorized to issue 100,000,000 shares of common stock. Holders of the common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders. The common stock is not redeemable and has no conversion or preemptive rights.

On January 3, 2001, the Company issued 400,000 shares of common stock in payment for services provided by professional advisors. These shares have been valued using the quoted market price on the effective date of the settlement agreements with those advisors.

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

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001


NOTE 4: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,                                                             2001                2000
----------------------------                                                             ----                ----
Numerator:
     Numerator for basic and diluted earnings per share                              $   (130,638)        $   219,848
                                                                                     ------------         -----------
Denominator:
     Denominator for basic and diluted earnings per share - weighted average
     shares outstanding                                                                35,198,546          30,400,000
                                                                                     ------------         -----------
Basic and diluted earnings per share                                                 $      (0.00)        $      0.01
                                                                                     ------------         -----------

The denominator for diluted earnings per share excludes the stock options because the inclusion of these items would have an anti-dilutive effect.

NOTE 5: STOCK OPTION PLAN

On January 24, 2001, the Board of Directors granted 3,020,000 options for common stock to certain executive officers, directors and employees. The Company has elected to follow Accounting Principles Board Opinion (APB) 25 " Accounting for Stock Issued to Employees and the related interpretations in accounting for its employee stock options. Under APB 25, generally if the exercise price of the Company's employee stock options equals the market price of the underlying stock at date of grant, no compensation expense is recorded. The exercise price of the majority of the stock options exceeded the market price at the grant date. The Company has recognized $14,175 in compensation expense related to the stock in the three month period ended March 31, 2001. All options were exercisable at the grant date and expire on January 23, 2008.

The Company has not reserved any shares of common stock for issuances under this stock option plan. All options were outstanding at March 31, 2001.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes non-cash investing and financing activities for the Company:

2001
----
   Compensation expense related to stock options                                              $   14,175
  The Company issued shares of common stock in payment for services provided by
  professional advisors                                                                          250,000
  The Company issued shares of common stock to complete the LM Hungary acquisition             2,105,904
                                                                                              ----------

The Company paid no income taxes in the three month periods ended March 31, 2001 and 2000. No amounts were paid for interest in the three month periods ended March 31, 2001 and 2000.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001


NOTE 7: SEGMENT DISCLOSURE AND RELATED INFORMATION

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

LINE OF BUSINESS DATA

                                               TERRESTRIAL                       OTHER
(in USD)                           VSAT           DATA           INTERNET       SERVICES       CORPORATE           TOTAL
--------                           ----           ----           --------       --------       ---------           -----
THREE MONTH PERIOD ENDED
MARCH 31, 2001
Total revenue                 $   220,295       $ 346,968       $  53,266       $ 89,040      $        --       $   709,569
Gross margin                        2,818         186,393         (22,974)        35,648               --           201,885
Operating income                  (14,064)        176,919         (30,771)        34,747         (292,558)         (125,727)
Capital expenditures               10,414          13,447           3,466             --              924            28,251
Identifiable operating
 assets                         1,819,954         623,619         132,248        181,577        3,349,011         6,106,409
Depreciation                      (55,588)         (9,547)         (2,044)            --           (6,041)          (73,220)
                              -----------       ---------       ---------       --------      -----------       -----------
THREE MONTH PERIOD ENDED
MARCH 31, 2000
Total revenue                 $   378,886       $ 402,481       $  52,575       $134,501      $        --       $   968,443
Gross margin                      138,460         244,830         (12,125)        74,950               --           446,115
Operating income                   95,410         230,725         (19,380)        53,678         (121,395)          239,038
Capital expenditures               35,030             210             210             --              555            36,005
Depreciation                      (42,129)         (6,353)         (2,699)            --           (7,270)          (58,451)
                              -----------       ---------       ---------       --------      -----------       -----------

The expenses incurred in the start up operations of the Distance Learning division have been included in corporate.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
March 31, 2001


NOTE 7: SEGMENT DISCLOSURE AND RELATED INFORMATION (CONTINUED)

GEOGRAPHIC INFORMATION FOR REVENUE GENERATED OUTSIDE OF THE UNITED STATES:

                   Three Months Ended March 31,
                      2001          2000
                      ----          ----
Czech Republic      $ 12,643      $ 10,066
Germany               10,446         1,002
Hungary              613,428       773,195
Italy                  5,934        48,253
Israel                   316            --
Poland                19,432        17,023
Romania                   --            --
Russia                    --        37,110
Sweden                    --        19,527
Zambia                47,370        62,267
                    --------      --------
TOTAL REVENUE       $709,569      $968,443
                    ========      ========

MAJOR CUSTOMER INFORMATION:

One major customer in the Terrestrial data segment accounted for 42% and 49% of the Company's revenues in the period ended March 31, 2000 and 2001, respectively. Accounts receivable from this customer represented 33% of the Company's net accounts receivable balance at March 31, 2001.