Form 10QSB
period 2001-06-30
DYNAMIC I-T INC
filed 2001-08-21
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0000354699

For Quarter Ended                                        Commission File Number
June 30, 2001                                            000-10065


                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



 Colorado                                          82-0379959
 --------                                          ----------
 (State of incorporation)                          (I.R.S. Employer
                                                   Identification No.)

2504 11th Street, Santa Monica, CA                         90405
----------------------------------                         -----
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (310) 392-8179
                                                     --------------

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

                          5,605,213 as of June 30, 2001

ITEM 1: FINANCIAL INFORMATION


         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
Condensed Consolidated Balance Sheet
         June 30, 2001                                               F-1

Condensed Consolidated Statements of Operations
         Six and Three Months Ended June 30, 2001 and 2000           F-2

Condensed Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000                     F-3

Notes to Condensed Consolidated Financial Statements                 F-4 - F-5


DYNAMIC I-T, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                        30-Jun-01
(UNAUDITED)


                                                              June 30, 2001             December 31, 2000
                                                             -----------------          -----------------
   Total Assets                                                     $ -                 $6,459,837
                                                             =================          ==========

LIABILITIES  AND STOCKHOLDERS' DEFICIENCY

Current Liabilities- Accounts payable
        and accrued expenses                                           $9,500            4,013,747
                                                             -----------------          ----------


Stockholders' Deficiency:
Common stock, no par value, authorized
100,000,000 shares; 5,605,213 shares
issued and outstanding                                              6,788,456                    -
Accumulated deficit                                                (6,797,956)          (6,236,140)
                                                             -----------------          -----------

      Total Stockholders' Deficiency                                   (9,500)           2,435,554
                                                             -----------------          -----------

      Total Liabilities and Stockholders' Deficiency                $ -                 $6,459,837
                                                             =================          ===========


            See Notes to Condensed Consolidated Financial Statements


DYNAMIC I-T, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

                                                              Three Months                        Six Months
                                                              Ended                               Ended
                                                              June 30                             June 30
                                                  -----------------------------------------------------------------------
                                                        2001              2000              2001             2000
                                                  -----------------------------------------------------------------------

Discontinued Operations

    Loss from Operations                              $ (3,819)        $ (448,274)     $ (148,632)       $ (448,274)

                                                  -----------------------------------------------------------------------

Loss from Discontinued Operations                       (3,819)          (448,274)       (148,632)         (448,274)
                                                  -----------------------------------------------------------------------

NET LOSS                                              $ (3,819)        $ (448,274)     $ (148,632)       $ (110,460)
                                                  -----------------------------------------------------------------------

Basic Net Loss Per Common Share
   Loss from Continuing Operations                       $ -               $ -              $   -         $     -
   Loss from Discontinued Operations                       -                 -                  -               -
                                                  -----------------------------------------------------------------------

               Net Loss                                  $ -               $ -              $   -         $     -
                                                  =======================================================================


Basic weighted average number of Common
         Shares outstanding
                                                  -----------------------------------------------------------------------



            See Notes to Condensed Consolidated Financial Statements



DYNAMIC I-T, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Six Months ended June 30, 2001 and 2000
(Unaudited)
                                                                         Six Months      Six Months
                                                                           Ended            Ended
                                                                       June 30, 2001    June 30, 2000
                                                                      ---------------------------------

Net Loss                                                                 ($148,632)          ($448,274)


Net increase (decrease) in cash and cash equivalents
        from discontinued operations                                       (12,210)            719,768
                                                                      ---------------------------------


Net increase(Decrease)                                                    (160,842)            271,494


Cash and cash equivalents at beginning of period                           160,842                 488
                                                                      ---------------------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $0               $271,982
                                                                      =================================




            See notes to condensed consolidated financial statements

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T, Inc.
June 30, 2001


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of financial position and results of operations have been included. Operating results for the three months ending June 30, 2001 are not necessarily indicative of results to be expected for the year ended December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's annual report of Form 10-KSB for the year ended December 31, 2000.

Dynamic I-T Inc. (the "Company"), formerly known as Colorado Gold & Silver, Inc. was incorporated under the laws of the State of Colorado on March 3, 1980. Effective July 31, 2000, the Company acquired BankNet Kft. ("BankNet"), a company organized under the laws of Hungary. BankNet's operations are based in Budapest, Hungary and provide data communication services in Hungary and neighboring countries in Europe and Russia. BankNet was founded in 1991 to take advantage of the liberalization of the Central and Eastern European telecommunication markets and the demand that existed in those markets. Banknet KFT was divested in June 2001 to Consolidated Communication Corp.

And on August 1, 2001, at a Special Meeting, the shareholders voted to approve the sale of Banknet to CCC (Consolidated Communications Corporation of Ireland) for 5,606,213 shares of common stock in CCC which will be distributed pro rata to the Company's shareholders.

The Company intends to concentrate its efforts on its Distance Learning Business Plan, an area of industry growth.

NOTE 2: STOCKHOLDERS' EQUITY

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

On June 20, 2001, a total of 30,100,000 shares were returned to treasury and cancelled in conjunction with the Consolidated Communications Corp. acquisition of the Banknet KFT subsidiary in exchange for shares.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Dynamic I-T Inc.
June 30, 2001


DIVIDENDS
The Company has never paid dividends and has no distributable earnings. Retained earnings available for distribution are restricted based on the statutory accounts of the Company and its subsidiaries prepared in accordance with local law, as opposed to these accounts prepared in accordance with the accounting principles generally accepted in the United States.

NOTE 3: EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

Three months ended March 31,                                                             2001                2000
-----------------------------                                                            ----                ----
Numerator:
     Numerator for basic and diluted earnings per share                              $          0         $   219,848
                                                                                     ------------         -----------
Denominator:
     Denominator for basic and diluted earnings per share - weighted average
     shares outstanding                                                                         0          30,400,000
                                                                                     ------------         -----------
Basic and diluted earnings per share                                                 $      (0.00)        $      0.01
                                                                                     ------------         -----------

The denominator for diluted earnings per share excludes the stock options because the inclusion of these items would have an anti-dilutive effect.

NOTE 4: STOCK OPTION PLAN

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

The Company has not reserved any shares of common stock for issuances under this stock option plan. No options were outstanding at June 30, 2001. These options have been cancelled.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

STATEMENT OF CHANGES IN FINANCIAL CONDITION

The Company has decided to devote all of its resources and activities to its Executive Education courses delivered by Distance Learning formats. This is an industry that has yet to realize its full potential. Analysts have projected that the on-line training market is expected to double in size every year reaching over 11 billion dollars by 2003.

In furtherance of this strategy and in view of its Internet division's inability to expand beyond its service area in Hungary as well as the increasing competition in Central Europe causing a steady decline in that division's revenues, the Company, in May 2001, decided to divest itself of BankNet, Kft.

On June 14, 2001 it agreed to sell BankNet to Consolidated Communications Corporation, a telephone and internet service provider based in Ireland. The consideration to the Company is 5,605,213 shares of Consolidated common stock. These shares, which are traded on the Ofex exchange in London will be distributed, on a 1:1 basis, to the Company's shareholders of record as of June 26, 2001.

         In June of 2001, the Company underwent significant capitalization and structural changes. The Hungarian subsidiary, Banknet KFT was sold to Consolidated Communications Corp. (CCC) in June 2001 in exchange for shares of CCC subject to shareholders' approval which occurred on August 3, 2001.

The shares of CCC are being distributed as a dividend pro rata to the shareholders of record as of June 26, 2001. This transaction effectively removed Banknet KFT operations from the operations statement of the parent company as of June 14, 2001, the date of the acquisition agreement. The net effect is that as of June 30, 2001, the only operations of the Company are for the distance learning business plan which is retained by the Company. These operations were minimal at June 30, 2001 due to a lack of capital, but management planned and plans a full scale business operation for the distance learning business plan and is actively seeking to raise capital for operations.

In June 2001, several members of the Board of Directors resigned and Satnet, Ltd. returned its 30,100,000 shares, approximately, to treasury which shares were cancelled of record and are no longer issued and outstanding.

         The net effect of the Banknet KFT divestiture is that the Company has adjusted its balance sheet information by reducing it as follows:

                                     ASSETS

$   983,689                accounts receivable
$ 4,405,726                property, plant, and equipment

                                   LIABILITIES

$   855,606                accounts payable
$   530,726                receivables from related parties
$   759,154                payables
-----------

All options to former officers, Directors, and employees have been cancelled.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001 COMPARED TO THE SAME PERIOD IN 2000

         The Company had no revenue for the period in 2001 except $20,000 from discontinued operations resulting in the divestiture of Banknet KFT. There were no operations in the quarter in 2000. The cost of discontinued operations in the quarter were $19,968 compared to none in 2000. The selling, general and administrative expenses were $448,274 in the quarter in 2000 compared to $352,313 in the quarter in 2001.

         The net loss was ($24,701) in the quarter in 2001 compared to ($448,274) in the quarter in 2000. The loss per share was ($.01) in 2000 compared to nominal in the quarter in 2001.


RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 2001 COMPARED
TO  SAME PERIOD IN 2000

         The Company had no revenue for the period in 2001 except $729,569 from discontinued operations resulting from the divestiture of Banknet KFT. There were no operations in the six months in 2000. The loss of discontinued operations was a net ($148,632) in the period in 2001 as a result of the divestiture as compared to ($448,274) in the quarter in 2000. The net loss was $148,632 in the six month period in 2001 compared to 4448,274 in the same period in 2000. The loss per share was approximately ($.02) in the six month period in 2001 compared to ($.015) in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had no cash or other assets at the quarter end and will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. There are no secured sources of loans or private placements at this time.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          None

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION
          -----------------

          The following Board members resigned:

          Melvyn Quiller                           Brian J. O'Dell
          Raymond King                             Ahmed Abdulla Mannai
          Patrick Doyle                            Chafe Omar Abou Richeh

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          A)   8-K filed June 19, 2001
          B)   8-K filed July 19, 2001
          C)   8-K filed July 24, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 20, 2001                       DYNAMIC I-T, INC.



                                             By: /s/ Spencer Young
                                                 -----------------------------
                                                     Spencer Young, President