Form 10QSB
period 2001-09-30
DYNAMIC I-T INC
filed 2001-11-19
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0000354699

For Quarter Ended                                        Commission File Number
-----------------                                        ----------------------
September 30, 2001                                       000-10065


                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



 Colorado                                          82-0379959
 --------                                          ----------
 (State of incorporation)                          (I.R.S. Employer
                                                   Identification No.)

2504 11th Street, Santa Monica, CA                         90405
-----------------------------------                        -----
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (310) 392-8179
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

                       15,455,213 as of September 30, 2001

ITEM 1: FINANCIAL INFORMATION


         INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page
Condensed Consolidated Balance Sheet
         September 30, 2001                                          F-1

Condensed Consolidated Statements of Operations
         Nine and Three Months Ended September 30, 2001 and 2000     F-2

Condensed Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000               F-3

Notes to Condensed Consolidated Financial Statements                 F-4 - F-5


DYNAMIC I-T, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                        30-Sep-01
(UNAUDITED)


                                                                 September 30, 2001                 December 31, 2000
                                                               -----------------------          --------------------------

   Total Assets                                                       $ 14,889                         $ 6,459,837
                                                               =======================          ==========================

LIABILITIES  AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts Payable                                                         9,500
Loans from Shareholders                                                 44,500                           4,024,283
                                                               -----------------------          --------------------------
                                                                        54,000                           4,024,283

Stockholders' Equity/(Deficiency):
Common stock, no par value, authorized
100,000,000 shares; 15,455,213 shares
issued and outstanding                                               6,926,956                           8,671,694
Accumulated deficit                                                 (6,966,067)                         (6,236,140)
                                                               -----------------------          --------------------------

      Total Stockholders' Equity/(Deficiency)                          (39,111)                          2,435,554
                                                               -----------------------          --------------------------

      Total Liabilities and Stockholders' Equity/(Deficiency)         $ 14,889                         $ 6,459,837
                                                               =======================          ==========================


See Notes to Condensed Consolidated Financial Statements
F-1


DYNAMIC I-T, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

                                                          Three Months                          Nine Months
                                                          Ended                                 Ended
                                                          September 30                          September 30
                                                  --------------------------------------------------------------------------
                                                        2001            2000               2001                 2000
                                                  --------------------------------------------------------------------------

Revenue                                                        -             -                        -                 -
Cost of Revenue                                                -             -                        -                 -
                                                  --------------------------------------------------------------------------

Gross Profit                                                   -             -                        -                 -

Selling, general and administrative expenses             168,111             -                  168,111                 -
                                                  --------------------------------------------------------------------------

Loss from operations                                    (168,111)            -                 (168,111)                -
                                                  --------------------------------------------------------------------------

Discontinued Operations

   Profit/(Loss) from Operations                         $     -     $ (37,836)              $ (148,632)          257,121

                                                  --------------------------------------------------------------------------

Profit/(Loss) from Discontinued Operations                     -       (37,836)                (148,632)          257,121
                                                  --------------------------------------------------------------------------

NET PROFIT/(LOSS)                                      $(168,111)    $ (37,836)              $ (316,743)        $ 257,121
                                                  --------------------------------------------------------------------------

Basic Net Loss Per Common Share
   Loss from Continuing Operations                       $     -           $ -                $       -                 -
   Loss from Discontinued Operations                           -             -                        -                 -
                                                  --------------------------------------------------------------------------

               Net Loss                                  $     -           $ -                $       -                 -
                                                  ==========================================================================


Basic weighted average number of Common
         Shares outstanding                           10,530,213    19,405,213               22,842,713        24,902,607




See Notes to Condensed Consolidated Financial Statements
F-2


DYNAMIC I-T, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
Nine Months ended September 30, 2001 and 2000
(Unaudited)
                                                                          Nine Months            Nine Months
                                                                             Ended                  Ended
                                                                       September 30, 2001     September 30, 2000
                                                                     ----------------------------------------------

Net Loss                                                                   $ (208,243)             $ 112,637

Net increase (decrease) in cash and cash equivalents
from discontinued operations                                                  (12,210)               (37,212)
                                                                     ----------------------------------------------

Net cash provided by/(used in) operating activities                          (220,453)                75,425

Financing Activites
Loans from Shareholders                                                        44,500                      -
Common Shares Issued                                                           30,000                      -
                                                                     ----------------------------------------------
Total Financing Activities                                                     74,500                      -

Net increase(Decrease)                                                       (145,953)                75,425


Cash and cash equivalents at beginning of period                              160,842                 27,344
                                                                     ----------------------------------------------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 14,889              $ 102,769
                                                                     ==============================================





See notes to condensed consolidated financial statements
F-3

                               DYNAMIC I-T, INC.
                         NOTES TO FINANCIAL STATEMENTS


Note 1 - Business activities, reverse acquisition and significant accounting policies:

        Earnings (loss) per share:

              The Company presents "basic" earnings (loss) per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings (loss) per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the assumed exercise of stock options and warrants, had been issued during the period.

Note 2 - Unaudited interim financial statements:

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2001 and its results of operations and comprehensive income (loss) for the nine and three months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year.

             The Company's results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

STATEMENT OF CHANGES IN FINANCIAL CONDITION


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001 COMPARED TO THE SAME PERIOD IN 2000

     The Company has issued shares for services totaling 10,850,000 shares since June 30, 2001. The Company has received loans from shareholders totaling $44,500 and private placements of stock for $30,000 at $.125 per share.

     The Company issued a one for one dividend.

     The Company had no revenue for the period in 2001 except $20,000 from discontinued operations resulting in the divestiture of Banknet KFT. There were no operations in the quarter in 2000. The general and administrative expenses were $168,111 in the quarter in 2001 compared to $37,836 in the quarter in 2000.

     The net loss was ($168,611) in the quarter in 2001 compared to ($37,836) in the quarter in 2000. The loss per share was nominal in the quarter in 2001 and 2000.


RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SAME PERIOD IN 2000

     The Company had no revenue for the period in 2001. The loss of on operations was ($208,243) in the period in 2001 with $148,632 incurred as a result of the loss on discontinued operations as compared to a profit $257,121 in the quarter in 2000. The net loss was ($316,743) in the nine month period in 2001 compared to a profit of $257,121 in the same period in 2000 (from operations now discontinued). The loss per share was nominal in the nine month period in 2001 and nominal in the same period in 2000.

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

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          -----------------

          None

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES
          ------------------------------

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------  ---------------------------------------------------

          None

ITEM 5.   OTHER INFORMATION
          -----------------

Strategic Partnership in China
------------------------------

Dynamic I-T, Inc. under its L-earnbiz brand, has entered into a strategic partnership with MJ Education and its Beijing-based MJ International Business School of Northern Jiatong University ("NJTU") and California based subsidiary ACP University (http://www.acpu.org). Completing this partnership marks another milestone in the Company's business plan to penetrate the lucrative international market.

The distance learning seminars and on-site courses available for this specific program will include Leadership, E-business and Marketing strategies, in addition to Supply Chain Management. Both organizations are committed to offering high quality seminars that provide the latest in managerial technologies on a global level. The cost of the courses will range from $500 to $1000 dollars per participant, depending upon duration, which can fluctuate from one weekend to two full weeks in length and will become available beginning in January 2002. Each of the distance learning seminars will be produced utilizing the methodology developed by Dynamic's strategic partner, Signorelli & Associates (http://www.saiwrite.com) and a number of the on-site courses will be video taped and transferred to DVD and the Internet for distribution throughout China.

Collaboration Agrement
----------------------

Dynamic I-T, Inc., its strategic partner, Signorelli & Associates and the Center for Management and Executive Development of the Sam M. Walton College of Business at the University of Arkansas have agreed to collaborate in the development, production and distribution of distance learning seminars. The Walton School, endowed by the family of the founder of Wal-Mart, has been providing executive education to the more than 500 companies that sell to Wal-Mart and maintain offices in the Fayetteville area as well as other major companies located in Arkansas such as Beverly Enterprises, Tyson Foods, and J.B. Hunt Transport Systems, Inc.. These seminars will fulfill a proven need as evidenced by the numerous requests for them that the Department receives as well as the research it conducts. The first two of these projects will be a thirteen part certificate program covering all aspects of retailing and a seminar developed for Administrators of Nursing Homes and Assisted Care Facilities. The Nursing Home seminar will incorporate "The Balanced Score Card" developed at Harvard which is an integral part of "Strategic Clarity" the seminar which Dynamic is currently producing for distribution early in 2002.

ITEM 6.   EXHIBIT AND REPORTS ON FORM 8-K

          A)   8-K filed July 19, 2001
          B)   8-K filed July 24, 2001
          C)   8-K filed August 22, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November ______, 2001                 DYNAMIC I-T, INC.



                                             By: /s/ Spencer Young
                                                 -----------------------------
                                                     Spencer Young, President