Form 10KSB
period 2001-12-31
DYNAMIC I-T INC
filed 2002-04-11
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

======================================== ===================================== ===============================
               COLORADO                                0-10065                           82-0379959
               --------                                -------                           ----------
---------------------------------------- ------------------------------------- -------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification
            incorporation)                                                                  No.)
======================================== ===================================== ===============================


              2504 Eleventh Street, Santa Monica, California 90405
              ---------------------------------------------- ------
               (Address of principal executive offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (310) 392-8179
                                                           --------------


          Securities registered under Section (b) of the Exchange Act:

                                      NONE

          Securities registered under Section (g) of the Exchange Act:

                          COMMON STOCK - $NO PAR VALUE

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State the issuer's revenues for the most recent fiscal year. None. Net loss was ($4,681,017) for the most recent fiscal year.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2001 $349,851 (at $.12/share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,510,426 common shares as of December 31, 2001

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
Item 1.      Description of Business........................................4

Item 2.      Description of Property........................................7

Item 3.      Legal Proceedings..............................................7

Item 4.      Submission of Matters to a Vote of Security Holders............8

                                     PART II

Item 5.      Market for Common Equity and Related
              Stockholder Matters...........................................8

Item 6.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................9

Item 7.      Financial Statements...........................................12

Item 8.      Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure........................12


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the
              Exchange Act..................................................12

Item 10.     Executive Compensation.........................................17

Item 11.     Security Ownership of Certain Beneficial Owners
              and Management................................................19

Item 12.     Certain Relationships and Related Transactions.................20

Item 13.     Exhibits, and Reports on Form 8-K..............................22

                                     PART I

ITEM 1.   BUSINESS
------------------

CERTAIN FACTORS AFFECTING FORWARD LOOKING STATEMENTS

         In addition to statements of historical fact, this Annual Report on Form 10-KSB contains forward-looking statements. The presentation of future aspects of Dynamic I-T, Inc. ("Dynamic" or the "Company") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Some of these risks might include, but are not limited to, those discussed below. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB filed by the Company in 2001 and any Current Reports on Form 8-K filed by the Company.

         The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

         (A) BUSINESS DEVELOPMENT. The Company was organized under the laws of the State of Colorado as Colorado Gold & Silver, Inc. on March 3, 1980. The Company effected a reverse split of its common stock, and changed its name to Dynamic I-T, Inc. on August 23, 1999, in conjunction with a change in its business from the mining and minerals industry, to the acquisition of development-stage Internet-related companies and technologies. The Company worked at developing a business model directed to distance learning via internet of executive education starting in 2000. On July 31, 2000, the Company acquired BankNet Kft., a company organized under the laws of the Republic of Hungary in 1991 ("BankNet"), in a reverse acquisition wherein Dynamic became the legal acquirer of BankNet and BankNet became the accounting acquirer. The Company issued 30.4 million shares of its common stock to Satnet Ltd. ("Satnet") in exchange for BankNet which, until June 14, 2001, was operated as a wholly-owned subsidiary of the Company. This transaction effected a change in control of the Company, which became 87.85% owned by Satnet. On August 2, 2000, the Company completed the acquisition of LM Magyarorszag Kft., a company organized under the laws of the Republic of Hungary ("LM Hungary"). LM Hungary was operated as a wholly-owned subsidiary of the Company until June 14, 2001. Its primary assets consist of real property. The consideration consisted of $261,000 cash, a $239,000 note payable and 700,000 shares of the Company's common stock, valued at $2,105,904. Prior to the reverse merger acquisition of the Company, $211,000 was paid in cash. On June 14, 2001, the Board approved the exchange of all of the shares of Banknet, LTD., its wholly owned subsidiary, to Consolidated Communications Corp. of Ireland ("CCC") in exchange for issuance of 5,605,213 shares of Consolidated Communications Corp. and the return, by Satnet, of its
30.4 million shares. The CCC shares were distributed as a dividend, pro rata, to the shareholders of the Company.

         The Company business plan is to act as a provider of Executive Education via distance learning formats under the brand name L-earnbiz. It intends to produce cutting edge seminars designed for officers, directors and upper management of Fortune1000 corporations and governmental agencies worldwide. These seminars will be designed and targeted specifically for senior executives and managers who have the greatest need to understand and learn how the latest technology can help them achieve their short term and long range strategic objectives.

         The Company seeks content providers who are established "brand names" in his or her field whose consulting services and seminars are sought by major corporations, universities and government agencies. By utilization of distance learning formats, L-earnbiz hopes to make this material available to a wider audience in a more convenient, timely and economical way.

         At the core of L-earnbiz is a relationship with a cadre of known instructors and experts in the sophisticated and advanced areas of management systems and applied technology. These experts have signed agreements to exclusively provide L-earnbiz with their respective seminars in distance learning formats.

         L-earnbiz seminars are designed to provide the opportunity for busy executives to acquire the latest management tools and systems-thinking without the downtime and high cost of travel associated with on-site seminars. The Company's seminars are designed to be accessed anywhere in the world at convenient times and places, via the internet. Each L-earnbiz seminar will utilize the latest and most effective pedagogical insights, combined with the latest technological tools (e.g., computer simulations), to provide a learning experience that is highly stimulating, productive and effective. The distance learning seminars and on-site courses available for this specific program will include Leadership, E-business and Marketing strategies, in addition to Supply Chain Management. Both organizations are committed to offering high quality seminars that provide the latest in managerial technologies on a global level.

STRATEGIC PARTNERSHIP IN CHINA

         Dynamic I-T, Inc. under its L-earnbiz brand, has entered into a strategic partnership with MJ Education and its Beijing-based MJ International Business School of Northern Jiatong University ("NJTU") and California based subsidiary ACP University (http://www.acpu.org).

         The distance learning seminars and on-site courses available for this specific program will include Leadership, E-business and Marketing strategies, in addition to Supply Chain Management. Both organizations are committed to offering high quality seminars that provide the latest in managerial technologies on a global level. The cost of the courses will range from $500 to $1000 dollars per participant, depending upon duration, which can fluctuate from one weekend to two full weeks in length and will become available beginning in January 2002. Each of the distance learning seminars will be produced utilizing on-site courses and will be video taped and transferred to DVD and the Internet for distribution throughout China.

         Dynamic I-T, Inc. executive offices are located at 2504 11th Street, Santa Monica, California 90405; the telephone number is (310) 452-9959, the facsimile number is (310) 396-3029 and the Company's website is located at http://www.L-earnbiz.com.

         (B) BUSINESS OF THE ISSUER.

         Principal Products or Services and Their Markets. The Company, through its L-earnbiz brand is planning to produce cutting edge seminars designed for officers, directors and upper management of Fortune1000 corporations and governmental agencies worldwide. These seminars are designed and targeted specifically for senior executives and managers who have the greatest need to understand and learn how the latest technology can help them achieve their short term and long range strategic objectives.

         Distribution Methods of the Products or Services. The Company's seminars will be produced in DVD/CD-Rom format with links to constantly updated materials available to subscribers that log-on to the Company's website. The Company designs these seminars for upper management of Fortune 1000 Companies and their equivalent overseas, government agencies and foreign universities. All of the seminars will be offered for sale by the Company and/or its strategic partners

         Competitive Business Conditions and Company's Competitive Position in the Industry and Methods of Competition. Competition among traditional providers of lifelong learning and professional training is very high. Most of these competitors have established reputations in the educational field and, therefore, may enjoy a competitive advantage. In addition, two-year and four-year higher education institutions, particularly public institutions, are offering distance education courses, and several distance education initiatives are currently underway among public higher education institutions. Other competitors include for-profit educational organizations, such as Digital Think, Gartner Group, McGraw-Hill, Oracle, Scholars.com, and International Technology Solutions, Inc., that provide lifelong learning programs targeted to working adults. Such competitors have focused on the courses leading to specific skill-sets and certification. The Company may also compete with distance learning companies that offer self-paced correspondence courses, videos, audiocassettes and other distance learning products. If the Company's distance learning concept proves successful, it expects competitors to enter the market. For example, businesses that have facilities in multiple markets that could be linked by satellite, such as major hotel and movie theater chains, could decide to establish networks of distance learning facilities and would therefore compete with the Company. The Company also competes against a significant number of third-party training companies that provide a variety of training programs to corporations. In addition, corporations may continue to use internal resources to satisfy their training needs. The Company believes, however, that other companies entering this market are not replicating or challenging the content that the Company specifically intends to offer. The Company's content and market are not degree-oriented, which will allow the Company to adapt to changing client demands and market conditions without the time consuming changes that degree-focused content would require.

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

 Licenses and Need for Governmental Approval of Principal Products or Services.

         Effect of Existing or Probable Governmental Regulations on the Business. The Company is not now subject to any regulations that effect the production and/or distribution of its products; however, the Company's operating results could be impaired if in the future it becomes subject to burdensome government regulation and legal uncertainties. For example, it may be subject to government laws and regulations, such as the Family Educational Rights and Privacy Act. If the Company violated these statutes, or any other law or regulation, it could have a material adverse effect on the Company's business and financial results.

         In addition, it is possible that a number of laws and regulations may, in the near future, be adopted with respect to the Internet, relating to user privacy, pricing, content, copyrights, distribution, and the characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the popularity or expansion of the Internet, which in turn could decrease demand for the Company's products and services that are delivered in whole or in part on the internet. The adoption of new regulations regarding export of encryption technology, sales tax, libel, liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation, intellectual property rights and personal privacy may likewise affect the demand for the Company's products and services.

         The Company cannot predict the impact, if any, that future regulation or regulatory changes might have on its business.

         Number of Total Employees and Number of Full Time Employees. As of December 31, 2001, the Company had a total of 8 employees, of which 4 are full-time employees.

ITEM 2.   PROPERTIES
--------------------

         The Company's principal office in the United States is located at 2504 Eleventh Street, Santa Monica, California, and consists of office property of approximately 1,200 square feet, which is leased by Spencer Young, the President and a director of the Company, who maintains the property at no charge to the Company. This location is adequate for the Company's projected needs, and the Company does not believe it will have difficulty in obtaining additional space, as needed. Mr. Young maintains property and liability insurance policies on this office.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------------------

         No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------

         The Company's common stock is traded in the over-the-counter market under the symbol DYNM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                             HIGH BID                  LOW BID
                                             --------                  -------
Fiscal Year Ended December 31, 2000

         4th Quarter                         $  .875                  $  .188
         3rd Quarter                         $2.000                   $  .750
         2nd Quarter                         $5.000                   $ 1.250
         1st Quarter                         $5.500                   $  .156

Fiscal Year Ended December 31, 2001

         4th Quarter                         $  .50                   $  .08
         3rd Quarter                         $  .50                   $  .12
         2nd Quarter                         $  .52                   $  .12
         1st Quarter                         $  .50                   $  .05

         As of December 31, 2001, there were approximately 2,158 holders of record of the Company's common stock.

         The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------

CHANGES IN FINANCIAL CONDITION

DISCONTINUED HUNGARIAN OPERATIONS

         In July 2000, Dynamic I-T acquired BankNet Kft. ("BankNet"), a Hungarian data communications business, for 60,800,000 shares of common stock. In addition, Satnet Ltd ("Satnet"), a major stockholder of the Company, paid
$200,000 to settle certain existing Company liabilities and issued a $600,000 note payable that was subsequently forgiven. The acquisition was accounted for as a reverse merger by Dynamic I-T and a recapitalization of BankNet whereby Dynamic I-T was considered to be the acquiree for accounting purposes even though it was the legal acquirer. Accordingly, the accompanying financial statements include the financial statements of BankNet from January 1, 2000 through the acquisition date of July 31, 2000 and the consolidation of the Company and BankNet since July 31, 2000 until the divestiture of Hungarian operations as described below.

         In August 2000, Complex Holdings, Ltd., the majority shareholder of Satnet, contributed LM Magyarorszag Kft. ("LM Hungary") to the Company. The net book value of LM Hungary consisted primarily of land totaling $2,605,904, which approximated fair value. In addition, the Company paid $261,000 (of which $211,000 was paid prior to the reverse merger described above), issued a $239,000 note payable and was committed to issue 1,400,000 common shares valued at $2,105,904.

         In May 2001, the Board of Directors elected to divest itself of BankNet and LM Hungary. On June 14, 2001 the Board of Directors agreed to sell these business units to Consolidated Communications Corporation ("CCC"), an Irish telephone and internet service provider for 5,605,213 shares of CCC stock. The shares of CCC were distributed shareholders August 3, 2001 and are reflected as a spin-off dividend based on the then quoted price of CCC shares (a total of $1,401,303). The net effect of the divestiture resulted in a loss from the spin-off of $3,384,810.

GOING CONCERN CONSIDERATION

         The Company's auditors have noted a "going concern" qualification in their Report. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenue at a level where the Company becomes profitable. As of February 21, 2002, the Company had not commenced generating revenue related to its planned principal activity. There is no assurance the Company will achieve any level of revenues.

         The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

         1. Launch of its initial seminar offering, presently scheduled for July 2002.
         2. Obtaining additional equity capital through the sale of common stock.

         3.       Potential   exercise  of  outstanding  common  stock  purchase
                  options.

         The success of these plans will directly affect the Company's ability to meet its obligations.

RESULTS OF OPERATIONS

         The Company had no revenue from continuing operations in 2001 nor 2000. The Company, in attempting to commence development in 2001 of its dormant business model in distance learning, incurred $1,183,264 in general and administrative expenses. The loss from continuing operations in 2001 was ($1,183,264) and $0 in 2000.

         The loss on the spin off of discontinued operations in 2001 was ($3,384,810) and the loss from discontinued operations was ($112,943) for a total loss of ($4,681,017). In 2000, the loss from discontinued operations was ($81,597).

         The loss per share from continuing operations for 2001 was ($.03) and the loss per share from discontinued operations in 2001 was ($.07) for total loss per share of ($.10) for 2001 compared to a loss per share in 2000 of ($.00).

         The Company  expects the trend of losses from operations to continue in
the  coming  year  at  approximately  the  same  rate  as  in  2001,   excluding
discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company re-entered the development stage subsequent to the divestiture of the Hungarian operations in June 2001, and, since inception, has experienced significant liquidity problems and has no significant capital resources; at December 31, 2001 it had a stockholders' deficit of ($1,183,264) and an accumulated deficit of ($9,733,893). The Company has nominal current assets of $33,605 and no other assets at December 31, 2001.

         The Company is unable to carry out its plan of business without funding. The Company cannot predict to what extent its current lack of liquidity and capital resources will impair the business but expects that it will incur further operating losses. There is no assurance that the Company can continue as a going concern without substantial funding, for which there is no committed source.

         The Company estimates it will require $20,000 to $25,000 to cover legal, accounting, transfer and miscellaneous costs of being a reporting company in the next fiscal year. The Company will have a cash shortfall for current annual costs of $20,000 to $25,000 for which it has no source except shareholder loans or contributions, none of which have been committed.

         The Company has nominal cash for operations. It will have to make private placements of stock, for which it has no sources, or obtain loans from shareholders, to have any cash for even limited operations. There are no committed loan sources at this time.

NEED FOR ADDITIONAL FINANCING

        The Company does not have capital sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934. The Company will have to seek loans or equity placements to cover such cash needs. Lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of its business development. There is no assurance, however, that without funds it will ultimately allow registrant to complete its business plan. The Company's needs for additional financing are likely to increase substantially if business is developed. The Company will need to raise additional funds to conduct any significant business activities in the next twelve months.

         No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

         Irrespective   of  whether  the  Company's  cash  assets  prove  to  be
inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PLAN OF OPERATIONS

         The Company has no plans for any research and development in the next twelve months. The Company has no plans at this time for purchases or sales of fixed assets which would occur in the next twelve months.

         The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves a business acquisition, it may acquire or add employees of an unknown number in the next twelve months.

         There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt in excess of $232,000, all of which is current, nominal cash and assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no assets to liquidate in Bankruptcy.

         Management hopes to seek a business which might be acquired, at which time there may be a necessity to seek and obtain funding, via loans or private placements of stock to pay off debt and provide working capital. Management has no current plan to seek capital in the form of loans or stock private placements at this time because it has no business upon which to base any capital raising plan.

Item 7.   FINANCIAL STATEMENTS
------------------------------

The following financial statements are included herein in response to Item 7:

                                                                     PAGE
                                                                     ----
         Table of Contents                                            F-1

         Reports of Independent Public Accountants                  F-2 & F-3

         FINANCIAL STATEMENTS
         Balance Sheet                                                F-4
         Statement of Operations                                      F-5
         Statement of Cash Flows                                      F-6
         Statement of Changes in Stockholders' Equity                 F-7
         Notes to Consolidated Financial Statements                   F-8

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------

         In connection with the audits of the two most recent calendar years and the period ended December 31, 2001, there have been no disagreements with the independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-----------------------------------------------------------------------------

         (a) The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

                                                              Company
Name                                Age                       Position
--------------------------------------------------------------------------------
Spencer H. Young                    66                  President and Director
Allan Chalfin                       54                  Chief Financial
                                                        Officer and Director
Paul R. Warshaw                     58                  Director
James L. Ritchie-Dunham             34                  Director
Maryam Alavi, Ph.D.                 48                  Director
Fred Davis, Ph.D.                   45                  Director


         (b) Identification of Significant Employees.   None.

         (c) Family Relationships.

         There are no family relationships among any of the Company's directors and executive officers.

         (d)      Business Experience.

         The following is a brief account of the business experience during the past five years of each of the Company directors and executive officers, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

SPENCER H. YOUNG

         Mr. Young (J.D. Fordham University) practiced law with Lord, Day & Lord Thacher Proffitt, and Prizer Crawley & Wood. Thereafter he joined the legal department of A.S.C.A.P. and later became a Vice President of Motion Pictures and Business Affairs at Ashley Famous Agency (the forerunner of International Creative Management) specializing in literary, television, motion picture, music, and publishing business affairs and legal matters on behalf of the agency and its clients. When General Electric entered into motion picture and television production, through its subsidiary Tomorrow Entertainment, he was recruited to be its Vice President of Business Affairs. Thereafter he was Vice President of Business Affairs for Lorimar. While at Lorimar he was one of the first American executives to establish co-production agreements for an independent American company. During his tenure at Lorimar these arrangements (with German, Italian and British partners) resulted in the financing of five feature films. The co-production formula he devised became the basis for the financing of dozens of the Lorimar films which followed. In 1981 he was appointed Managing Director of Clydebank Film Studios, Plc and relocated to Britain. In 1992 he returned to the United States to head the newly formed Falcon Film Finance, Ltd. He has been a business affairs consultant to numerous companies including R.K.O. and Taft Broadcasting and has produced three motion pictures and a mini-series. In 1995 he became associated with the Law Offices of Debra M. Stasson from which he resigned in March 1999 to devote his time to Internet related business. In February 2000, Mr. Young became a Vice President of the Company and in April 2000, joined the Company's Board of Directors. In June 2001, Mr. Young was appointed President of the Company.

ALLAN CHALFIN

            Mr. Chalfin earned a B.S. from Cornell University and an M.B.A. from New York University. He joined CBS in 1976 with responsibility for financial planning and forecasting. He joined Mary Tyler Moore (MTM) in 1982 as Vice President of Finance, overseeing the financial operations of the diversified entertainment company. He served on the Board of Directors of CBS/MTM Studios. At MTM, he was a member of the management team that negotiated the sale of the company to TVS. In 1990, he was named Executive Vice President of Saban Entertainment with responsibility for finance, human resources, and administration. In 1994, he joined Scripps Howard Productions as Vice President of Finance, Production and Administration, overseeing the financial and administrative operations of this startup television company. When Scripps was sold to World 2000 Productions in 1998, Mr. Chalfin became the Chief Financial

Officer. At World 2000 Productions, he was instrumental in the company's entry into international productions and tax shelters.

PAUL R. WARSHAW

         Paul R. Warshaw, graduated from the University of California at Berkeley with a BA in Economic History and an MBA in Finance, after which he worked as Security Analyst at Arnold Bernhard & Company in New York City, where he wrote more than 100 published reports on individual companies and industry groups for the Value Line Investment Service. Returning to graduate school in 1974, Dr. Warshaw earned a Ph.D. in Marketing and Psychology in 1977 from the University of Massachusetts, then joined the Faculty of Management at McGill University in Montreal, serving as both Assistant and Associate Professor, teaching, researching and publishing numerous articles with respect to various aspects of Consumer Behavior, Advertising, and Marketing. Dr. Warshaw was appointed to the Editorial Boards of the Journal of Marketing Research and the Journal of Business Research; served as reviewer for the Journal of Consumer Research, Management Science, Journal of Experimental Social Psychology, and the Association for Consumer Research. Dr. Warshaw is listed in Who's Who in American Advertising. Upon returning to his native United States in 1983, he worked as Associate and full Professor of Marketing at Massachusetts Institute of Technology, New York University, Drexel University, and Cal Poly. Dr. Warshaw left academia in 1991 to pursue entrepreneurial ventures in entertainment and marketing research, co-founding private companies RMO Entertainment Group, Digital Hollywood, Streamline Multimedia, 13 14 and WEB Research. They were instrumental in the formation of the Company's Distance Learning division. In June 2000 Dr. Warshaw joined the Company's Board of Directors.

JAMES L. RITCHIE-DUNHAM

         Mr. Ritchie-Dunham received a B.S. from the University of Tulsa. He earned a joint MIM/MBA degree from the American Graduate School of International Management in Glendale, Arizona and the Escuela Superior de Administracion y Direccion de Empresas in Barcelona, Spain. He is finishing a Ph.D. in Decision Sciences at the University of Texas at Austin. He joined Conoco in 1990 and worked as a petroleum engineer, while completing the management development program. From 1993- 1996, he worked as a professor of Decision Sciences
Instituto Tecnologico Autonomo de Mexico in Mexico City. In 1994, he began serving as the President of Strategic Clarity (formerly SDSG). In 1999, he began serving as an Executive Director of The Institute for Strategic Clarity, the training and research arm of Strategic Clarity. He presently holds both of these posts.

MARYAM ALAVI PH.D.

         Maryam Alavi Ph.D. is the Senior Associate Dean of Faculty and Research and the John M. and Lucy Cook's Chair in Information Strategy at the Goizueta Business School of Emory University. Her research and teaching focus on knowledge management, technology-mediated learning and e-business systems and process design. Dr. Alavi is a frequent speaker at the national and international conferences on these topics. Dr. Alavi serves as an associate editor for several information systems journals, including Information Systems Research, Journal of Strategic Information Systems, Journal of Management Information Systems, Information and Management and MIS Quarterly. Her articles appear regularly in numerous journals including Management Science, Academy of Management Journal, MIS Quarterly, Information Systems Research, Journal of MIS and Communications of the ACM. She is the elected Vice President of Education of the Association of Information Systems (AIS) and was a Marvin Bower Faculty Fellow and a visiting professor at the Harvard Business School. Her awards include IBM Faculty Partnership Award, the Association of Information Systems Fellows Award, the University of Maryland Distinguished Scholar-Teacher Award, and the University of Maryland Robert H. Smith School of Business' Krowe
Teaching Award. Dr. Alavi has consulted for several private and public organizations including Lucent Technologies, Lotus/IBM, Marriott, MCI Telecommunications, the American College of Physicians, the General Accounting Office and the World Bank.

FRED DAVIS PH.D.

         Fred Davis received his Ph.D. from MIT in Information Systems and is currently the Department Chair and Professor of Information Systems at the Walton College of Business at the University of Arkansas. He has consulted for major corporations including Chrysler, Citibank, Digital Equipment Corporation, Ford, IBM, Johnson & Johnson, Lucent Technologies, Marriott, Morgan Stanley, TRW, Weyerhaeuser and Xerox as well as federal, state and local governments.

         During the past five years, there have been no filings of petitions under federal bankruptcy laws, or any state insolvency laws, by or against any business of which any director or executive officer of the Company was a general partner or executive officer at the time or within two years before the time of such filing.

         During the past five years, no director or executive officer of the Company has been convicted in a criminal proceeding or been subject to a pending criminal proceeding.

         During the past five years, no director or executive officer of the Company has been the subject of any order, judgement, or decree, not subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

         During the past five years, no director or executive officer of the Company has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

         (e) Committees of the Board of Directors. None.

         (f) Resolutions of Conflicts of Interest. None

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all
Section 16(s) forms they file.

     The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

                                                                     Form 3                Form 4             Form 5
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Spencer Young                                  2001                                                                X
President & Director                           2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Allan Chalfin, CFO & Director                  2001                                                                X
                                               2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Paul Warshaw, COO & Director                   2001                                                                X
                                               2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
James L. Ritchie-Dunham                        2001                        X                                       X
Director                                       2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Maryam Alavi, Director                         2001                                                                X
                                               2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Fred Davis, Director                           2001                                                                X
                                               2000
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Melvyn Quiller                                 2001                       X                     X                  X
CEO & Director (*)                             2000                       X                     X                  X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Raymond King                                   2001                       X                     X                  X
CFO & Director (*)                             2000                       X                     X                  X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Patrick Doyle                                  2001                       X                     X                  X
Director (*)                                   2000                       X                     X                  X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Ahmed Abdulla Mannai                           2001                       X                     X                  X
President  & Director (*)                      2000                       X                     X                  X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Chafe Omar Abou Richeh                         2001                       X                     X                  X
Director (*)                                   2000                       X                     X                  X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Brian J. O'Dell                                2001                       X                     X                  X
Director (*)                                   2000                       X                     X                  X
---------------------------------------------- ----------------- --------------------- ------------------ ------------------------

(*) Resigned June 14, 2001

ITEM 10. EXECUTIVE COMPENSATION

         (a) The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 1999, December 31, 2000 and December 31, 2001 to the Officer's of the Company.

                                                              ANNUAL COMPENSATION                          AWARDS
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  Other         Restricted      Securities
             Name and                                                             Annual          Stock         Underlying
        Principal Position             Year       Salary ($)    Bonus ($)    Compensation ($)    Award(s)    Options/sars (#)
        ------------------             ----       ----------    ---------    ----------------    --------    ----------------
                                                                                                   ($)
-------------------------------------------------------------------------------------------------------------------------------
Spencer H. Young, President            2001                $0            $0                 $0            *                  0
                                       2000        $91,666.67            $0                 $0           $0            285,000
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Allan Chalfin                          2001                $0            $0                 $0            *                  0
Chief Financial Officer                2000                $0            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Paul Warshaw                           2001                $0            $0                 $0            *                  0
Chief Operating Officer                2000        $91,666.67            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Ahmed Abdulla Mannai                   2001                $0            $0                 $0           $0                  0
President (**)                         2000                $0            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Raymond King                           2001                $0            $0                 $0           $0                  0
Chief Financial Officer (**)           2000                $0            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------
Melvyn Quiller                         2001                $0            $0                 $0           $0                  0
Chief Executive Officer (**)           2000           $36,000            $0                 $0           $0                  0
                                       1999                $0            $0                 $0           $0                  0
-------------------------------------------------------------------------------------------------------------------------------

* See Director's Compensation Chart Below
** Resigned June 14, 2001

         (b) Director's Compensation

                                                       Cash Compensation                        Security Grants
Name                                    Annual Retainer   Meeting Fees   Consulting       Number of     Number of Securities
                                        Fees ($)          ($)            Fees/other       Shares (#)    Underlying
                                                                         Fees ($)                       Options/sars (#)
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
A. Director
Spencer H. Young                                      $0             $0               $0     4,500,000                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
B. Director
Allan Chalfin                                         $0             $0               $0     1,800,000                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
C. Director
Paul R. Warshaw                                       $0             $0               $0     4,900,000                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
D. Director
James L. Ritchie-Dunham                               $0             $0               $0       700,000                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
E. Director
Maryam Alavi, Ph.D.                                   $0             $0               $0     2,500,000                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
F. Director
Fred Davis, Ph.D.                                     $0             $0               $0     2,500,000                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
G. Director (1)
Melvyn Quiller                                        $0             $0               $0             0                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
H. Director (1)
Raymond King                                          $0             $0               $0             0                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
I. Director (1)
Patrick Dolye                                         $0             $0               $0             0                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
J. Director (1)
Ahmed Abdulla Mannai                                  $0             $0               $0             0                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
K. Director (1)
Chafe Omar Abou Richeh                                $0             $0               $0             0                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
L. Director (1)
Brian J. O'Dell                                       $0             $0               $0             0                        0
--------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------

(1) Resigned June 14, 2001

         The Company had no long term incentive compensation plans in the form of restricted stock awards, stock appreciation rights ("SARs"), phantom stock, stock options, warrants, convertible securities, performance units and/or performance shares, or any other such instruments during the 2001, 2000 or 1999 calendar years.

         There were no cash payments or other compensation paid or set aside directly or indirectly to or for the benefit of any director of the Company for the 2001, 2000 or 1999 calendar years. There are no standard or other arrangements in effect for the compensation of directors of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
--------------------------------------------------
                  OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of common stock of the Company as of December 31, 2001 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, and (iii) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

Name and Address of                  Amount and Nature of
Beneficial Ownership                 Beneficial Ownership       Percent of Class
--------------------                 ---------------------     -----------------
Spencer Young**
President and Director                       4,540,000                  14%

Allan Chalfin**
CFO and Director                             1,800,000                   5%

Paul Warshaw**
COO and Director                             5,210,000                  16%

James Ritchie-Dunham**
Director                                       700,000                   2%

Maryam Alavi, Ph.D.**
Director                                     2,500,000                   7%

Fred Davis, Ph.D.**
Director                                     2,500,000                   7%


All Directors and Executive
 Officers as a Group (6 persons)            17,250,000                  51%

**The beneficial owner's address is the same as the Company's principal office.

         There are no outstanding arrangements that may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

STOCK SPLIT

         On October 26, 2001, the Board of Directors approved a two-for one common stock split. As a result of the action, 15,905,213 shares were issued to shareholders of record as of October 26, 2001. All references in the financial statements, per share amounts and stock option data and market prices of the common stock have been restated.

STOCK ISSUED FOR SERVICES

         In July, 2001, the Company's Board of Directors Adopted a "Consultants and Professionals Common Stock Compensation Plan," (the "Plan") which provides for compensation payable to consultants and professionals by issuing shares of common stock, pursuant to a Form S-8 Registration Statement filed July 19, 2001 with the Securities and Exchange Commission. The Plan reserves the right to issue up to 1,600,000 shares of common stock in the discretion of the Board of Directors. Under the Plan, in 2001, the Company issued, for services valued at $96,000 ($.06 per share), 1,000,000 shares to an attorney and 600,000 shares to a consultant.

         In addition to the stock discussed in the preceding paragraph, a total of 20 million shares were issued in 2001 to consultants for services valued at $774,000(800,000 shares valued at $.125 per share, 17,800,000 shares at $.03 per share, 700,000 shares at $.05 per share, and 700,000 shares at $.15 per share; combined with the value of the shares referred to in the preceding paragraph, a total of $870,000).

STOCK OPTIONS

         On January 24, 2001, the Board of Directors granted 6,040,000 options to purchase common stock to certain executive officers, directors and employees
- all non-employees. The exercise price of the majority of the stock options exceeded the market price at the grant date. The Company recognized $14,175 in compensation expense related to these stock options during 2001. All of these options were exercisable at the grant date and were to expire on January 23, 2008; however, they were cancelled in connection with the June 2001 spin-off of Hungarian operations.

         During August 2001, options to purchase a total of 3,902,752 shares of common stock for a period of seven years beginning September 1, 2002, were granted to 32 independent consultants. The exercise prices of the options granted exceeded the quoted market price of the common stock on the grant date. The Company recognized compensation expense of $48,879 related to these stock options during 2001 (combined with compensation expense of the cancelled options referred to in the preceding paragraph, a total of $63,054). Information with respect to these stock options is summarized as follows:

                                        Shares Under        Weighted Average
                                           Option           Exercise Price
                                     -------------------    -------------------
Outstanding, December 31, 2000              -                         $-
                  Granted               3,902,752                     $.34
                                     -----------------      -------------------
                 Exercised                  -                          -
Outstanding December 31, 2001           3,902,752                     $.34
                                     =================      ===================


The options, none of which are exercisable on December 31, 2001, expire as follows:

Expiration Date                      Shares Under Option        Exercise Price
---------------------------------    -----------------      -------------------
August 31, 2009                         3,652,752                    $.35
August 31, 2009                           250,000                     .18
                                     ----------------
                                        3,902,752

         Stock option compensation expense is based on the estimated fair value of the options on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

      Risk-free interest rate                                  4.84%
      Dividend yield                                           None
      Volatility factor                                        347%
      Weighted average expected life                           96 Months

IMPUTED OFFICER SALARIES

         In 2001, the Company paid salaries to three officers totaling $28,900 and recorded an additional $121,100 to recognize the estimated additional unpaid contribution of executive services.

RELATED PARTY TRANSACTIONS

         Prior to June 14, 2001, the Company, through its Hungarian subsidiaries, provided telecommunication services to Ramor Communications Ltd, a company owned by Complex Holdings. Revenues generated from these services were $40,697 in 2000. The Company also paid $74,775 in consulting fees and $11,764 in 2000 for rent and management services to Complex Holdings.

         In May 2001, the Board of Directors elected to divest itself of BankNet and LM Hungary. On June 14, 2001 the Board of Directors agreed to sell these business units to Consolidated Communications Corporation ("CCC"), an Irish telephone and internet service provider for 5,605,213 shares of CCC stock. The shares of CCC were distributed to shareholders August 3, 2001 and are reflected as a spin-off dividend based on the then quoted price of CCC shares (a total of $1,401,303). The net effect of the divestiture resulted in a loss from the spin-off of $3,384,810.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         1. Financial Statements of the Registrant are included under Item 7 hereof.

         2.       Financial Statement Schedules - None

         3.       Exhibits:

         EX #              DESCRIPTION                    LOCATION
         -----------------------------------------------------------------------

         3.1        Articles of Incorporation      Incorporated by Reference
                                                   to Exhibit 3.1 to Form 8K
                                                   filed 8/25/99

         3.2        Amendment to Articles          Incorporated by Reference
                    of Incorporation               to Exhibit 3 of Form 8K filed
                                                   10/22/99

         3.3        Bylaws of Registrant           Incorporated by Reference
                                                   to Exhibit 3.2 of Annual
                                                   Report filed 7/21/00

         10.1       Educational Cooperation
                    Agreement                      Exhibit 10.1


(b) The following reports on Form 8-K have been filed during the period covered by this report:

         February 27, 2001                           July 24, 2001
         March 12, 2001                              August 22, 2001
         June 19, 2001                               October 15, 2001
         July 19, 2001

(c) Proxy Statements. An Information Statement was filed on July 10, 2001 and simultaneously sent to stockholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 10, 2002                  By: /s/Spencer H. Young
                                             Spencer H. Young
                                             President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  April 10, 2002                  By: /s/Spencer H. Young
                                            Spencer H. Young
                                            President and Director

Dated:  April 10, 2002                  By: /s/Allan Chalfin
                                            Allan Chalfin
                                            Chief Financial Officer and Director


Dated:  April 10, 2002                  By: /s/Paul R. Warshaw
                                            Paul R. Warshaw
                                            Director

Dated:  April 10, 2002                  By: James L. Ritchie-Dunham
                                            James L. Ritchie-Dunham
                                            Director

Dated:  April 10, 2002                  By: /s/Maryam Alavi, Ph.D.
                                            Maryam Alavi, Ph.D.
                                            Director

Dated:  April 10, 2002                  By: /s/Fred Davis, Ph.D.
                                            Fred Davis, Ph.D.
                                            Director

                       Consolidated Financial Statements
                      For the Year Ended December 31, 2001

                                DYNAMIC I-T, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

         Table of Contents                                             F-1

         Reports of Independent Public Accountants                  F-2 & F-3

         FINANCIAL STATEMENTS

         Balance Sheet                                                 F-4
         Statement of Operations                                       F-5
         Statement of Cash Flows                                       F-6
         Statement of Changes in Stockholders' Equity                  F-7
         Notes to Consolidated Financial Statements                    F-8

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
DYNAMIC I-T, INC.
(A Development Stage Company)
Santa Monica, California

We have audited the accompanying balance sheet of Dynamic I-T, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic I-T, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has incurred significant recurring losses and has a substantial liquidity shortage as of December 31, 2001. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                               /s/ Gordon, Hughes & Banks, LLP
Denver, Colorado
February 21, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE STOCKHOLDERS
DYNAMIC I-T, INC.

We have audited the accompanying consolidated statements of operations, cash flows, and stockholders' equity of Dynamic I-T, Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dynamic I-T, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG
Budapest, Hungary
April 8, 2001

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2001

ASSETS
Current Assets

Cash                                                                 $   13,341
Prepaid expenses and other                                               20,264
                                                                       --------
Total current assets                                                     33,605
                                                                       --------
TOTAL ASSETS                                                         $   33,605
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                             $   13,276
Accrued compensation                                                     83,000
Accrued interest                                                          6,256
Related party loans                                                      69,500
Advances from investor                                                   60,000
                                                                       --------
TOTAL CURRENT LIABILITIES                                               232,032
                                                                       --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; 100 million shares authorized,
  32,510,426 shares issued and outstanding                           10,718,730
Accumulated (deficit)                                                (9,733,893)
Deficit accumulated in the development stage                         (1,183,264)
                                                                     -----------
Total Stockholders' Equity                                             (198,427)
                                                                     -----------

Total Liabilities and Stockholders' Equity                             $ 33,605
                                                                     ===========









                            See accompanying notes.
                                      F-4

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                               ---------------------------------
                                                       2001             2000
                                               ---------------- ----------------

General and Administrative Expenses                $(1,183,264)            $ -
                                                   ------------      -----------

Loss from Continuing Operations                     (1,183,264)               -


Loss From Discontinued Operations                     (112,943)         (81,597)
Loss On Spin-off of Discontinued Operations         (3,384,810)              -
                                                   ------------      -----------


Loss Before Income Tax                              (4,681,017)         (81,597)

Provision for Income Tax                                     -                -
                                                   ------------      -----------

Net (Loss)                                         $(4,681,017)       $ (81,597)
                                                   ============      ===========



Basic and Diluted (Loss) Per Share

Loss From Continuing Operations                           0.03              $ -
Discontinued Operations                                   0.07                -
                                                    ----------       ----------
Net (Loss)                                                0.10              $ -
                                                    ==========       ==========

Weighted Average Shares                             47,336,179       64,304,344
                                                    ===========      ==========



                            See accompanying notes.
                                      F-5


                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                                                                      Year Ended December 31,
                                                                             ---------------------------------
                                                                                        2001             2000
                                                                             ---------------- ----------------
Cash Flows from Operating Activities:
Net (loss)                                                                       $(4,681,017)       $ (81,597)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Loss from spin-off of discontinued operations,
  net of cash relinquished                                                         3,242,594                -
Stock issued for services                                                            870,000                -
Imputed officer salary                                                               121,100                -
Compensation from issuance of stock options                                           63,054                -
Depreciation and amortization                                                              -          239,575
Gain on sale of fixed assets                                                               -           (3,799)
Allowance for bad debts                                                                    -           45,664
Changes in assets and liabilities:
Accounts receivable                                                                        -         (212,403)
Receivables from related parties                                                           -         (259,698)
Restricted cash                                                                            -          (20,684)
Prepaid expenses and other                                                           (20,264)             293
Accounts payable and accrued liabilities                                             102,532           68,982
Related party payables                                                                     -          251,993
Related party notes payable                                                                -          (67,002)
Other long-term liabilities                                                                -          (22,333)
                                                                                    --------          --------

Net Cash Used by Operating Activities                                               (302,001)         (61,009)
                                                                                    --------          --------

Cash Flows from Investing Activities

Acquisition of business, net of cash acquired                                              -          222,453
Purchases of property and equipment                                                        -         (167,873)
Proceeds on sales of fixed assets                                                          -            3,799
                                                                                    --------          -------

Net Cash Used by Investing Activities                                                      -           58,379
                                                                                    --------          -------

Cash Flows from Financing Activities
Proceeds from related party loans                                                     44,500           22,144
Repayment of related party loan                                                            -          (85,000)
Proceeds from note payable                                                            60,000                -
Proceeds from the sale of common stock                                                50,000                -
Capital contributions                                                                     -           200,000
                                                                                    --------         --------

net cash provided by financing activities                                            154,500          137,144
                                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents                               -           (1,016)
                                                                                    ---------        --------

Decrease in Cash and Cash Equivalents                                               (147,501)         133,498

Cash and Cash Equivalents - Beginning of Year                                        160,842           27,344
                                                                                    --------        ---------

Cash and Cash Equivalents - End of Year                                            $  13,341        $ 160,842
                                                                                   =========        =========

Supplemental disclosures:
  Cash paid for interest                                                                 $ -              $ -
  Cash paid for income taxes                                                               -                -
  Non-cash transactions -
   Conversion of deferred purchase obligations to equity                           2,279,904                -
   Spin-off dividend to shareholders (Note B)                                     (1,401,303)               -
   Reduction in purchase price of assets from Satnet Ltd                                   -          117,134
   Related party loan forgiveness (Note H)                                                 -        1,304,780
   Net assets acquired in reverse acquisition (Note B)                                     -          281,557
   Acquisition of LM Hungary (Note B)                                                      -        2,105,904




                            See accompanying notes.
                                      F-6

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      Year Ended December 31, 2001 and 2000

                                                                                 Accumulated Deficit
                                                                     -------------------------------------------------------
                                                 Common Stock          Accumulated   Development  Comprehensive
                                          --------------------------
                                               Shares        Amount     (Deficit)         Stage   Other Income        Total
                                          ------------ ------------- ------------  ------------- ------------- -------------

 Balance, January 1, 2000                  60,800,000   $ 6,846,798  $ (6,154,543)          $ -      $ 26,376     $ 718,631

 Comprehensive Income:
     Translation adjustment                         -             -             -             -       (90,657)      (90,657)
     Net (loss)                                     -             -       (81,597)            -             -       (81,597)
                                           ------------ ------------- ------------  ------------- ------------- -------------
       Total comprehensive income                   -             -       (81,597)            -       (90,657)     (172,254)
                                           ------------ ------------- ------------  ------------- ------------- -------------

 Stockholder contribution                           -       200,000             -             -             -       200,000

 Issuance of shares in reverse
   acquisition                              8,410,426       281,557             -             -             -       281,557

 Stockholder contribution in kind                   -       117,134             -             -             -       117,134

 Forgiveness of stockholder debt                    -     1,290,486             -             -             -     1,290,486
                                          ------------ ------------- ------------  ------------- ------------- -------------

 Balance, December 31, 2000                69,210,426     8,735,975   ( 6,236,140)            -       (64,281)    2,435,554

 Comprehensive Income:
     Loss from continuing operations                -             -             -    (1,183,264)            -    (1,183,264)
     Loss from discontinued operations              -             -      (112,943)            -             -      (112,943)
     Loss on spin-off of discontinued operations    -             -    (3,384,810)            -             -    (3,384,810)
                                          ------------ ------------- ------------  ------------- ------------- -------------
     Subtotal - Net (loss)                          -             -    (3,497,753)   (1,183,264)            -    (4,681,017)
     Translation adjustment                         -             -             -             -        64,281        64,281
                                          ------------ ------------- ------------  ------------- ------------- -------------
        Total comprehensive income                  -             -    (3,497,753)   (1,183,264)       64,281    (4,616,736)
                                          ------------ ------------- ------------  ------------- ------------- -------------

 Conversion of deferred purchase            1,400,000     2,279,904             -             -             -     2,279,904
   obligations

 Spin-off dividend to shareholders        (60,200,000)   (1,401,303)            -             -             -    (1,401,303)

 Stock issued for services                 21,600,000       870,000             -             -             -       870,000

 Imputed officer salaries                           -       121,100             -             -             -       121,100

 Compensation from issuance of stock options        -        63,054             -             -             -        63,054

 Sale of stock for cash                       500,000        50,000             -             -             -        50,000
                                          ------------ ------------- ------------  ------------- ------------- -------------

 Balance, December 31, 2001                32,510,426   $10,718,730  $ (9,733,893) $ (1,183,264)         $  -    $ (198,427)
                                          ===========  ============= ============= ============= =============  ============


                            See Accompanying notes.

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND BUSINESS
DYNAMIC I-T, INC. ("Dynamic I-T" or the "Company"), was incorporated in Colorado on March 3, 1980. With the divestiture in June 2001 of its operations in the Republic of Hungary (Note B), substantially all activities of the Company have been the development of interactive executive education seminars using computer and internet delivery technologies under the brand name L-earnbiz. Accordingly, the Company is considered to have re-entered the development stage subsequent to the June divestiture. The Company's corporate offices are in Santa Monica, California.

NOTE B - BASIS OF PRESENTATION

GOING CONCERN CONSIDERATION
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenue at a level where the Company becomes profitable. As of February 21, 2002, the Company had not commenced generating revenue related to its planned principal activity.

The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

1.   Launch of its initial seminar offering, presently scheduled for July 2002.
2.   Obtaining additional equity capital through the sale of common stock.
3.   Potential exercise of outstanding common stock purchase options.

The success of these plans will directly affect the Company's ability to meet its obligations.

DISCONTINUED HUNGARIAN OPERATIONS
In July 2000, Dynamic I-T acquired BankNet Kft. ("BankNet"), a Hungarian data communications business, for 60,800,000 shares of common stock. In addition, Satnet Ltd ("Satnet"), a major stockholder of the Company, paid $200,000 to settle certain existing Company liabilities and issued a $600,000 note payable that was subsequently forgiven. The acquisition was accounted for as a reverse merger by Dynamic I-T and a recapitalization of BankNet whereby Dynamic I-T was considered to be the acquiree for accounting purposes even though it was the legal acquirer. Accordingly, the accompanying financial statements include the financial statements of BankNet from January 1, 2000 through the acquisition date of July 31, 2000 and the consolidation of the Company and BankNet since July 31, 2000 until the divestiture of Hungarian operations as described below.

In August 2000, Complex Holdings, Ltd., the majority shareholder of Satnet, contributed LM Magyarorszag Kft. ("LM Hungary") to the Company. The net book value of LM Hungary consisted primarily of land totaling $2,605,904, which approximated fair value. In addition, the Company paid $261,000 (of which $211,000 was paid prior to the reverse merger described above), issued a $239,000 note payable and was committed to issue 1,400,000 common shares valued at $2,105,904.

In May 2001, the Board of Directors elected to divest itself of BankNet and LM Hungary. On June 14, 2001 the Board of Directors agreed to sell these business units to Consolidated Communications Corporation ("CCC"), an Irish telephone and internet service provider for 5,605,213 shares of CCC stock. The shares of CCC were distributed shareholders August 3, 2001 and are reflected as a spin-off dividend based on the then quoted price of CCC shares (a total of $1,401,303). The net effect of the divestiture resulted in a loss from the spin-off of $3,384,810.

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

As a result of the spin-off, the Company has restated its 2000 financial statements to present the operating results of BankNet and Hungary LM as discontinued operations. The Hungarian business units accounted for all segments of the telecommunications business and all revenue producing activities of the Company in the periods presented. All assets and liabilities of the discontinued operations were relinquished prior to December 31, 2001. Summarized financial information for the discontinued operations is as set forth below:

                                    January 1, to           Year Ended
                                    June 14, 2001           December 31, 2000
                                   --------------           -----------------
      Revenue                         $1,307,216               $3,681,704
      Loss before income taxes          (112,943)                 (81,597)
      Net loss                          (112,943)                 (81,597)

Pro forma results of operations are not presented to show the effect of the subsidiaries divested because the reported amounts would be the same as that disclosed in the accompanying financial statements.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

ESTIMATES
Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant areas requiring the use of management estimates are valuation of common stock and common stock options issued for services and the valuation of deferred tax assets. Actual results could differ from those estimates and changes in such estimates may affect amounts reported in future periods.

CONSOLIDATION
The  financial   statements   include  the  accounts  of  the  Company  and  its
subsidiaries through the date of divestiture of the Hungarian subsidiaries, June 14, 2001. All intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION
Revenue from the Company's prior telecommunications services is recognized based on a fixed monthly fee and the volume of data traffic. Revenue from connection fees and other services are recognized when the connections are made and the services are provided. Billings received in advance of service being performed are deferred and recognized as revenue as the service is performed.

DEPRECIATION
Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. All property and equipment of the Company was relinquished in 2001 with the divesture of Hungarian activities.

FOREIGN CURRENCY TRANSLATION
The functional currency for the Company and its subsidiaries is the local currency of the country in which the subsidiary is located.

INCOME TAXES
Income taxes are accounted for using the liability method. Under this method deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent realization is uncertain. (See Note F.)

EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares common stock outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of stock options or

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

convertible debt. The basic and the dilutive earnings per share are the same in 2001 and 2000 since the Company had net losses and inclusion of the effect of stock options or convertible debt would be anti-dilutive.

CASH EQUIVALENTS
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as well as demand deposits, to be cash equivalents.

LONG-LIVED ASSETS
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment expense was recognized in 2001 or 2000.

CONCENTRATIONS
The Company's prospective customers are not concentrated in any specific geographic region or industry; however, it is anticipated that most of its seminar registrants will be scheduled by and paid for by corporate sponsors.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations, ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for preacquisition contingencies of purchased enterprises. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment F a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This Statement also amends Accounting Reporting Bulletin ("ARB") No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company presently does not have any long-lived assets and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

RECLASSIFICATIONS
Certain reclassifications were made to 2000 balances to conform to the 2001 presentation.

NOTE D - LOANS AND NOTE PAYABLE
Loans and notes payable consist of the following at December 31, 2001:

Convertible note payable from a shareholder; dated July 17, 2001; 5%
interest; due in one year; unsecured; prior to repayment, principal
convertible to common stock at $.075 per share.                         $30,000

Note payable to a trust, the beneficial owner of which is also a shareholder; dated November 19, 1998; 9% interest. The note was due
September 30, 2000, and presently is in default bearing an interest rate
of 18%.                                                                  25,000

Loan from shareholder; non-interest bearing; due on demand, unsecured.   14,500

Advances from investor; non-interest bearing; due on demand;
convertible to common stock at $.10 per share (Note K).                  60,000

    TOTAL                                                             $ 129,500
                                                                      =========

NOTE E - STOCKHOLDERS' EQUITY

STOCK SPLIT
On October 26, 2001, the Board of Directors approved a two-for one common stock split. As a result of the action, 15,905,213 shares were issued to shareholders of record as of October 26, 2001. All references in the financial statements, per share amounts and stock option data and market prices of the common stock have been restated.

STOCK ISSUED FOR SERVICES
In July, 2001, the Company's Board of Directors Adopted a "Consultants and Professionals Common Stock Compensation Plan," (the "Plan") which provides for compensation payable to consultants and professionals by issuing shares of common stock, pursuant to a Form S-8 Registration Statement filed July 19, 2001 with the Securities and Exchange Commission. The Plan reserves the right to issue up to 1,600,000 shares of common stock in the discretion of the Board of Directors. Under the Plan, in 2001, the Company issued, for services valued at $96,000 ($.06 per share), 1,000,000 shares to an attorney and 600,000 shares to a consultant.

In addition to the stock discussed in the preceding paragraph, a total of 20 million shares were issued in 2001 to consultants for services valued at $774,000(800,000 shares valued at $.125 per share, 17,800,000 shares at $.03 per share, 700,000 shares at $.05 per share, and 700,000 shares at $.15 per share; combined with the value of the shares referred to in the preceding paragraph, a total of $870,000).

STOCK OPTIONS
On January 24, 2001, the Board of Directors granted 6,040,000 options to purchase common stock to certain executive officers, directors and employees - all non-employees. The exercise price of the majority of the stock options exceeded the market price at the grant date. The Company recognized $14,175 in compensation expense related to these stock options during 2001. All of these options were exercisable at the grant date and were to expire on January 23, 2008; however, they were cancelled in connection with the June 2001 spin-off of Hungarian operations.

During August 2001, options to purchase a total of 3,902,752 shares of common stock for a period of seven years beginning September 1, 2002, were granted to 32 independent consultants. The exercise prices of the options granted exceeded the quoted market price of the common stock on the grant date. The Company recognized compensation expense of $48,879 related to these stock options during

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

2001 (combined with compensation expense of the cancelled options referred to in the preceding paragraph, a total of $63,054). Information with respect to these stock options is summarized as follows:

                                                Shares          Weighted Average
                                          Under Option            Exercise Price
                                         -------------           ---------------
    Outstanding, December 31, 2000                   -                       $-
      Granted                                3,902,752                      .34
      Exercised                                      -                        -
                                         -------------           --------------
    Outstanding, December 31, 2001           3,902,752                     $.34
                                         =============           ==============

The options, none of which are exercisable on December 31, 2001, expire as follows:

                                               Shares
    Expiration Date                      Under Option             Exercise Price
    ---------------------                ------------             --------------
    August 31, 2009                         3,652,752                      $.35
    August 31, 2009                           250,000                       .18
                                         ------------
                                            3,902,752

Stock option compensation expense is based on the estimated fair value of the options on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

      Risk-free interest rate                                          4.84%
      Dividend yield                                                    None
      Volatility factor                                                 347%
      Weighted average expected life                               96 Months

IMPUTED OFFICER SALARIES
In 2001, the Company paid salaries to three officers totaling $28,900 and recorded an additional $121,100 to recognize the estimated additional unpaid contribution of executive services.

NOTE F - INCOME TAXES
In 2001 and 2000, the Company did not pay any taxes or record a provision for corporate income tax in the statement of operations due to cumulative net operating losses, which substantially accounts for the deferred tax asset described below.

A reconciliation of the difference between income taxes at the statutory federal tax rate and the effective tax rate is set forth below:

                                                      2001                 2000
                                                      ----                 ----
      Computed at the federal tax rate                35.0%                35.0%
      Foreign rate differential                      (31.9)               (13.0)
      Change in valuation allowance                   (3.1)               (22.4)
      Other permanent differences                        -                   .4
                                                      ----                ------
      Effective rate, net                                - %                 - %
                                                      ====                ======

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Deferred tax assets consisted of the following components at December 31, 2001:

      Deferred tax asset:
      Net operating loss carryforwards                    $ 1,706,000
      Less valuation allowance                             (1,706,000)
                                                          ===========
        Total                                                   $   -
                                                          ===========

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

Due to the uncertainty of realization of the deferred tax assets a 100% valuation allowance has been recorded. The valuation allowance was increased by $147000 in 2001.

As of December 31, 2001, the Company had operating loss carryforwards totaling approximately $4,874,000. The amount of net operating loss carryforwards that may be utilized to offset future taxable income, when earned, may be subject to certain limitations, based upon changes in the ownership of the Company's common stock. The loss carryforwards expire in various amounts from 2010 through 2020.

NOTE G - RELATED PARTY TRANSACTIONS
Prior to June 14, 2001, the Company, through its Hungarian subsidiaries, provided telecommunication services to Ramor Communications Ltd, a company owned by Complex Holdings. Revenues generated from these services were $40,697 in 2000. The Company also paid $74,775 in consulting fees and $11,764 in 2000 for rent and management services to Complex Holdings.

The Company received short-term interest free funding from Satnet Ltd during 1999 and 1998. Such funds were paid directly to the Company or to its creditors in discharge of the Company's obligations. The resulting obligation to Satnet Ltd was forgiven in the year ended December 31, 2000 and has been recorded as a capital contribution.

NOTE H - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount for cash, notes payable, accounts payable, and accrued expenses approximates fair value because of the short-term maturities of these instruments.

The determination of fair value discussed above is subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

NOTE I - CONTINGENCY
The Company was contacted in February 2002 by a consultant with a claim for services rendered in 2001 in the ordinary course of business. Management denies any liability, but the ultimate outcome is uncertain and the effect on the balance sheet could be material.

NOTE J - EVENTS SUBSEQUENT TO DECEMBER 31, 2001
From January 1 to February 21, 2002, the Company received $30,000 from an investor pursuant to a verbal commitment to invest in the Company a total of $100,000; $60,000 had been received through December 31, 2001. The advances are non-interest bearing, due on demand, and convertible to common stock at $.10 per share.

During January 2002, two consultants were issued options to purchase 200,000 shares of common stock at $.08 per share for the six year period beginning June 1, 2002.