Form 10QSB
period 2002-03-31
DYNAMIC I-T INC
filed 2002-05-20
CIK 354699

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0000354699

                               For Quarter Ended
                                 March 31, 2002

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

                         32,660,426 as of March 31, 2002

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                Dynamic I-T, Inc.
                                          (A Development Stage Company)
                                           Consolidated Balance Sheet
                                                   (Unaudited)

                                                            March 31, 2002                   December 31, 2001
                                                         ------------------            ------------------------
ASSETS
Current Assets
Cash                                                     $           4,077             $                13,341
Prepaid Expenses and Other                                          20,264                              20,264
                                                         ------------------            ------------------------
Total Current Assets                                                24,341                              33,605
                                                         ------------------            ------------------------

Total Assets                                             $          24,341             $                33,605
                                                         ==================            ========================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable                                         $               -             $                13,276
Accrued compensation                                                83,000                              83,000
Accrued interest                                                     6,882                               6,256
Related party loans                                                 69,500                              69,500
Advances from investor                                             100,000                              60,000
                                                         ------------------            ------------------------
Total Current Liabilities                                          259,382                             232,032
                                                         ------------------            ------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, no par value; 100 million
   shares authorized, 32,660,426 shares
   issued and outstanding at March 31, 2002,                    10,755,558                          10,718,730
   32,510,426 shares issued and outstanding
   at December 31. 2001
Accumulated (deficit)                                           (9,733,893)                         (9,733,893)
Deficit accumulated in the development stage                    (1,256,705)                         (1,183,264)
                                                         ------------------            ------------------------
Total Stockholders' Equity                                        (235,040)                           (198,427)
                                                         ------------------            ------------------------
Total Liabilities and Stockholders' Equity               $          24,342             $                33,605
                                                         ==================            ========================




                                             See Accompanying Notes

                                                Dynamic I-T, Inc.
                                          (A Development Stage Company)
                                             Statement of Operations
                                                   (Unaudited)

                                                                    Three Months Ended March 31
                                                         ------------------------------------------------------
                                                               2002                             2001
                                                         ------------------            ------------------------

General and Administrative Expenses                      $         (73,441)            $                     -
                                                         ------------------            ------------------------
Loss from Continuing Operations                                    (73,441)                                  -

Income From Discontinued Operations                                      -                             219,848
                                                         ------------------            ------------------------


Income/(Loss) Before Income Tax                                    (73,441)                            219,848

Provision for Income Tax                                                 -                                   -
                                                         ------------------            ------------------------
Net Income/(Loss)                                        $         (73,441)            $               219,848
                                                         ==================            ========================

Basic and Diluted (Loss) Per Share
Loss From Continuing Operations                          $               -             $                     -
Discontinued Operations
Profit from Discontinued Operations                                      -                                0.01
                                                         ------------------            ------------------------
Net Income/(Loss)                                        $               -             $                  0.01
                                                         ==================            ========================
Weighted Average Shares                                         32,585,426                          30,400,000



                                             See Accompanying Notes

                                                Dynamic I-T, Inc.
                                          (A Development Stage Company)
                                             Statement of Cash Flows
                                                   (Unaudited)

                                                                    Three Months Ended March 31
                                                         ------------------------------------------------------
                                                               2002                             2001
                                                         ------------------            ------------------------

Cash Flows from Operating Activities:
Net Loss                                                 $         (73,441)            $                     -
Adjustments to reconcile net income (loss) to
   net cash used in operating activities
Income from discontinued operations                                                                     69,659
Stock issued for services                                            7,500                                   -
Compensation from issuance of stock options                         29,328                                   -
Accounts payable and accrued liabilities                           (12,651)                                  -
                                                         ------------------            ------------------------
Net Cash Used by Operating Activities                              (49,264)                             69,659
                                                         ------------------            ------------------------

Cash Flows from Investing Activities
Purchases of property and equipment                                      -                             (28,251)
Proceeds of sales of fixed assets                                        -                                 820
                                                         ------------------            ------------------------
Net Cash Used in Financing Activities                                    -                             (27,431)

Cash Flows from Financing Activities
Proceeds from investor advances                                     40,000
Repayment of related party loan                                                                        (38,669)
                                                         ------------------            ------------------------

Net Cash Provided by Financing Activities                           40,000                             (38,669)
                                                         ------------------            ------------------------

Effect of exchange rate changes on cash                                  -                              (7,679)
                                                         ------------------            ------------------------

Decrease in Cash and Cash Equivalents                               (9,264)                             (4,120)

Cash and Cash Equivalents - Beginning of Period                     13,341                             160,842
                                                         ------------------            ------------------------

Cash and Cash Equivalents - End of Period                $           4,077             $               156,722
                                                         ==================            ========================



                                             See Accompanying Notes

                                Dynamic I-T, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2002
                                   (Unaudited)


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

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all material adjustments, consisting of only normal recurring adjustments considered necessary for a fair presentation, have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results for the remainder of 2002.

NOTE B - BASIS OF PRESENTATION
The quarter ended March 31, 2001 financial information has been reclassified as discontinued operations in connection with the July 31, 2001 divestiture of Hungarian operations.

NOTE C - LOSS PER SHARE
Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

NOTE D - CONVERTIBLE DEBT
For the three months ended March 31, 2002, the Company received $40,000 from an investor pursuant to a verbal commitment to invest in the Company a total of cumulative $100,000; $60,000 had been received through December 31, 2001. The advances are non-interest bearing, due on demand, and convertible to common stock at $.10 per share.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO SAME PERIOD IN 2001

     The Company had no operating revenues in the period in 2002 or 2001. The Company incurred expenses of $73,441 in the period in 2002 compared to nominal in the same period in 2001. The Company had a net loss of ($73,441) in the quarter in 2002 compared to net income of $219,848 in the same period in 2001 from discontinued Hungarian operations. Loss per share was less than ($.01) per share in 2002 and compared to $.01 per share in 2001.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $24,341 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations. No assurance exists as to the ability to make private placements of stock. At March 31, 2002, the Company had no accounts receivable. The Company has current liabilities of $259,382 which exceed assets by approximately $235,041.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2.           Changes in securities - None.

Item 3.           Defaults upon senior securities - None.

Item 4.           Submission of matters to a vote of security holders - None.

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2002. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 20, 2002

                                          DYNAMIC I-T, INC.



                                          by:/s/Spencer H. Young
                                          Spencer H. Young, President