Form 10QSB
period 2002-06-30
DYNAMIC I-T INC
filed 2002-08-20
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0000354699

For Quarter Ended                                        Commission File Number
June 30, 2002                                            000-10065


                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



 Colorado                                          82-0379959
 --------                                          ----------
 (State of incorporation)                          (I.R.S. Employer
                                                   Identification No.)

2504 11th Street, Santa Monica, CA                         90405
----------------------------------                         -----
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (310) 392-8179
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

                         35,160,426 as of June 30, 2002

ITEM 1: FINANCIAL INFORMATION



                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                             June 30, 2002         December 31, 2001
                                                         ------------------  ------------------------
ASSETS
Current Assets
Cash                                                               $ 5,114                  $ 13,341
Prepaid Expenses and Other                                          20,264                    20,264
                                                         ------------------  ------------------------

Total Current Assets                                                25,378                    33,605
                                                         ------------------  ------------------------

Total Assets                                                      $ 25,378                  $ 33,605
                                                         ==================  ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable                                                       $ -                  $ 13,276
Accrued compensation                                                83,000                    83,000
Accrued interest                                                     7,507                     6,256
Related party loans                                                 69,500                    69,500
Advances from investor                                             100,000                    60,000
                                                         ------------------  ------------------------

Total Current Liabilities                                          260,007                   232,032
                                                         ------------------  ------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, no par value; 100 million
   shares authorized, 35,160,426 shares
   issued and outstanding at June 30, 2002,                     11,071,770                10,718,730
   32,510,426 shares issued and outstanding
   at December 31. 2001
Accumulated (deficit)                                           (9,733,893)               (9,733,893)
Deficit accumulated in the development stage                    (1,572,506)               (1,183,264)
                                                         ------------------  ------------------------

Total Stockholders' Equity                                        (234,629)                 (198,427)
                                                         ------------------  ------------------------

Total Liabilities and Stockholders' Equity                        $ 25,378                  $ 33,605
                                                         ==================  ========================

                            See accompanying notes.



                                        DYNAMIC I-T, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF OPERATIONS
                                           (UNAUDITED)

                                                       Three Months Ended June 30                       Six Months Ended June 30

                                                ------------------  ------------------------   ----------------      ---------------
                                                      2002                   2001                   2002                  2001
                                                ------------------  ------------------------   ----------------      ---------------

General and Administrative Expenses                    $ (315,800)                      $ -         $ (389,241)                 $ -
                                                ------------------  ------------------------   ----------------      ---------------

Loss from Continuing Operations                          (315,800)                        -           (389,241)                   -

Loss From Discontinued Operations                               -                    (3,819)                 -             (148,632)
                                                ------------------  ------------------------   ----------------      ---------------

Income/(Loss) Before Income Tax                          (315,800)                   (3,819)          (389,241)            (148,632)

Provision for Income Tax                                        -                         -                  -                    -
                                                ------------------  ------------------------   ----------------      ---------------

Net Income/(Loss)                                      $ (315,800)                 $ (3,819)        $ (389,241)           $(148,632)
                                                ==================  ========================   ================      ===============

Basic and Diluted (Loss) Per Share
Loss From Continuing Operations                           $ (0.01)                      $ -            $ (0.01)                 $ -
Discontinued Operations
Loss from Discontinued Operations                               -                         -                  -                    -
                                                ------------------  ------------------------   ----------------      ---------------
Net Income/(Loss)                                         $ (0.01)                      $ -            $ (0.01)                 $ -
                                                ==================  ========================   ================      ===============

Weighted Average Shares                                33,731,855                30,400,000         33,161,807           30,400,000



                             See accompanying notes



                                    DYNAMIC I-T, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                                  Six Months Ended June 30
                                                         ------------------  ------------------------
                                                               2002                   2001
                                                         ------------------  ------------------------
Cash Flows from Operating Activities:
Net Loss                                                        $ (389,241)                      $ -
Adjustments to reconcile net income (loss) to
   net cash used in operating activities
Loss from discontinued operations                                                           (148,632)
Imputed Officer Salary                                              40,833                         -
Compensation from issuance of stock options                        277,207                         -
Accounts payable and accrued liabilities                           (12,026)                        -
                                                         ------------------  ------------------------

Net Cash Used by Operating Activities                              (83,227)                 (148,632)
                                                         ------------------  ------------------------

Cash Flows from Investing Activities
Sale of property and equipment                                           -                    33,318
Proceeds of sales of fixed assets                                        -                       820
                                                         ------------------  ------------------------
Net Cash Used in Financing Activities                                    -                    34,138

Cash Flows from Financing Activities
Proceeds from stock sale                                            35,000
Proceeds from investor advances                                     40,000
Repayment of related party loan                                                              (38,669)
                                                         ------------------  ------------------------

Net Cash Provided by Financing Activities                           75,000                   (38,669)
                                                         ------------------  ------------------------

Effect of exchange rate changes on cash                                  -                    (7,679)
                                                         ------------------  ------------------------

Decrease in Cash and Cash Equivalents                               (8,227)                 (160,842)

Cash and Cash Equivalents - Beginning of Period                     13,341                   160,842
                                                         ------------------  ------------------------

Cash and Cash Equivalents - End of Period                          $ 5,114                       $ -
                                                         ==================  ========================



                            See accompanying notes.

                                Dynamic I-T, Inc.
                          Notes to Financial Statements
                                 June 30, 2002
                                   (Unaudited)


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

The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results for the remainder of 2002.

NOTE B - BASIS OF PRESENTATION
The quarter ended June 30, 2001 financial information has been reclassified as discontinued operations in connection with the July 31, 2001 divestiture of Hungarian operations.

NOTE C - LOSS PER SHARE
Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

NOTE D - CONVERTIBLE DEBT
For the six months ended June 30, 2002, the Company received $40,000 from an investor pursuant to a verbal commitment to invest in the Company a total of cumulative $100,000; $60,000 had been received through December 31, 2001. The advances are non-interest bearing, due on demand, and convertible to common stock at $.10 per share.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001

     The Company had no operating revenues in the period in 2002 or 2001. The Company incurred expenses of $315,800 in the period in 2002 compared to none in the same period in 2001. The Company had a net loss of ($315,800) in the quarter in 2002 compared to net loss of $(3,819) in the same period in 2001 from discontinued Hungarian operations. Loss per share was ($.01) per share in 2002 and compared to less than ($.01) per share in 2001.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SAME PERIOD IN 2001

        The Company had no revenues in the six month period in either 2002 or 2001. The Company incurred general and administrative expenses of $389,241 in the six months ended June 30, 2002 compared to none in the same period in 2001. In the period in 2001, the Company had a loss from discontinued operations of ($148,632).

        The net loss was ($289,241 in the period in 2002 compared to a net loss of ($148, 632) in 2001. The net loss per share for th period in 2002 was ($.01) compared to none in the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $25,378 at the end of the period and current liabilities of $260,007 for a deficit in operating capital of ($234,629). The Company will be forced to make private placements of stock in order to fund operations. No assurance exists as to the ability to make private placements ofstock. At June 30, 2002, the Company had no accounts receivable. The Company has current liabilities of $260,007 which exceed assets by approximately $234,629.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed during the three months
                    ended June 30, 2002. (incorporated by reference)

                                    Dated: May 8, 2002

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 19, 2002

                                          DYNAMIC I-T, INC.



                                          By: /s/ Spencer H. Young
                                              ---------------------------------
                                              Spencer H. Young, President