Form 10QSB
period 2002-09-30
DYNAMIC I-T INC
filed 2002-11-22
CIK 354699

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0000354699

For Quarter Ended                                        Commission File Number
September 30, 2002                                       000-10065


                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)



 Colorado                                          82-0379959
 --------                                          ----------
 (State of incorporation)                          (I.R.S. Employer
                                                   Identification No.)

2504 11th Street, Santa Monica, CA                         90405
- ----------------------------------                         -----
(Address of principal executive offices)             (Postal Code)

Registrant's telephone number, including area code:  (310) 392-8179
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

                         35,160,426 as of September 30, 2002



                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                               September 30, 2002    December 31, 2001
                                             --------------------- --------------------

ASSETS
Current Assets
Cash                                                     $ 17,295             $ 13,341
Prepaid Expenses and Other                                 20,264               20,264
                                             --------------------- --------------------

Total Current Assets                                       37,559               33,605
                                             --------------------- --------------------

Total Assets                                             $ 37,559             $ 33,605
                                             ===================== ====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable                                              $ -             $ 13,276
Accrued compensation                                       83,000               83,000
Accrued interest                                            8,132                6,256
Related party loans                                        69,500               69,500
Advances from investor                                          -               60,000
                                             --------------------- --------------------

Total Current Liabilities                                 160,632              232,032
                                             --------------------- --------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, no par value; 100 million
   shares authorized, 39,160,426 shares
   issued and outstanding at September 30, 2002,       11,267,992           10,718,730
   32,510,426 shares issued and outstanding
   at December 31. 2001
Accumulated (deficit)                                  (9,733,893)          (9,733,893)
Deficit accumulated in the development stage           (1,657,172)          (1,183,264)
                                             --------------------- --------------------

Total Stockholders' Equity                               (123,073)            (198,427)
                                             --------------------- --------------------

Total Liabilities and Stockholders' Equity               $ 37,559             $ 33,605
                                             ===================== ====================







                                             See Accompanying notes




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended September 30    Nine Months Ended September 30
                                             ----------------------------------------------------------------------------
                                             --------------------- --------------------  --------------     -------------
                                                     2002                 2001               2002               2001
                                             --------------------- --------------------  --------------     -------------

General and Administrative Expenses                     $ (84,666)          $ (168,111)     $ (473,907)       $ (168,111)
                                             --------------------- --------------------  --------------     -------------

Loss from Continuing Operations                           (84,666)            (168,111)       (473,907)         (168,111)

Loss From Discontinued Operations                               -                    -               -          (148,632)
                                             --------------------- --------------------  --------------     -------------


Income/(Loss) Before Income Tax                           (84,666)            (168,111)       (473,907)         (316,743)

Provision for Income Tax                                        -                    -               -                 -
                                             --------------------- --------------------  --------------     -------------

Net Income/(Loss)                                       $ (84,666)          $ (168,111)     $ (473,907)       $ (316,743)
                                             ===================== ====================  ==============     =============



Basic and Diluted (Loss) Per Share
Loss From Continuing Operations                           $ (0.00)             $ (0.02)        $ (0.01)          $ (0.01)
Discontinued Operations
Loss from Discontinued Operations                               -                    -               -                 -
                                             --------------------- --------------------  --------------     -------------
Net Income/(Loss)                                         $ (0.00)             $ (0.02)        $ (0.01)          $ (0.01)
                                             ===================== ====================  ==============     =============

Weighted Average Shares                                38,040,861           10,530,213      34,806,030        22,842,713



                                             See Accompanying notes





                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months Ended September 30
                                             ------------------------------------------
                                             --------------------- --------------------
                                                     2002                 2001
                                             --------------------- --------------------

Cash Flows from Operating Activities:
Net Loss                                               $ (473,907)          $ (316,743)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities
Net (decrease) in cash and cash equivalents
   from discontinued operations                                 -              (12,210)
Stock issued for services                                       -              108,500
Compensation from issuance of stock options               313,429                    -
Imputed officers' salaries                                 60,833                    -
Accounts payable and accrued liabilities                  (11,401)                   -
                                             --------------------- --------------------

Net Cash Used by Operating Activities                    (111,046)            (220,453)
                                             --------------------- --------------------


Cash Flows from Financing Activities
Proceeds from stock sale                                   75,000               30,000
Proceeds from investor advances                            40,000               44,500
Repayment of related party loan                                                      -
                                             --------------------- --------------------

Net Cash Provided by Financing Activities                 115,000               74,500
                                             --------------------- --------------------

Decrease in Cash and Cash Equivalents                       3,954             (145,953)

Cash and Cash Equivalents - Beginning of Period            13,341              160,842
                                             --------------------- --------------------

Cash and Cash Equivalents - End of Period                $ 17,295             $ 14,889
                                             ===================== ====================


                                             See accompanying notes

                                Dynamic I-T, Inc.
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results for the remainder of 2002.

NOTE B - LOSS PER SHARE
Basic earnings (loss) per share of common stock are computed using the weighted average number of shares outstanding during each period plus common equivalent shares (in periods in which they have a dilutive effect).

NOTE C - CONVERTIBLE DEBT
For the nine months ended September 30, 2002, the Company received $40,000 from an investor pursuant to a verbal commitment to invest in the Company a total of cumulative $100,000; $60,000 had been received through December 31, 2001. The advances were converted to common stock at $.10 per share on July 25, 2002.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001

     The Company had no operating revenues in the period in 2002 or 2001. The Company incurred expenses of $84,666 in the period in 2002 compared to $168,111 in the same period in 2001. The Company had a net loss of ($84,666) in the quarter in 2002 compared to net loss of $(168,111) in the same period in 2001. Loss per share was ($.00) per share in 2002 and compared to $(.02) per share in 2001.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SAME PERIOD IN 2001

     The company had no revenues in the period in 2002 or 2001. The company incurred general and administrative expenses of $473, 907 in the period in 2002 compared to $168,111 in the period in 2001. the substantial increase in expenses was attributable to development costs, management accruals and consulting fees in preparing to attempt to market products. The company sustained net losses on operations ($473, 9070 and ($168,111) in the periods in 2002 and 2001 respectively. The company sustained an additional write off of discontinued operations in the period in 2001 in the amount of $148,632, which resulted in a net loss in the period in 2001 of ($316,743) compared to ($473,907) loss in the period in 2002. The loss per share was ($.01) for the period in 2002 and 2001.

     The company expects the trend of losses to continue until it is able to generate revenues, and even then the company may be unable to achieve profitability.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $37,559 at the end of the period. The Company will need to make private placements of stock in order to fund operations. No assurance exists as to the ability to make private placements of stock. At September 30, 2002, the Company had no accounts receivable. The Company has current liabilities of $160,632 which exceed assets by approximately $123,073.

     The current assets value assumes that the company continues as a "going concern". The company's auditor, in the Audit Opinion for year ended December 31, 2001, asserted a "going concern" qualification and the assets could be negatively affected in value by a significant and material amount in the event that the company fails in business, which given its lack of revenues, is possible.

                                     PART II

                                OTHER INFORMATION

Item 1.           Legal Proceedings - None.

Item 2. Changes in securities - Since December 31, 2001, the company has issued 6,650,000 shares for consideration of $75,000 in private placement of common stock pursuant to an exemption from registration under Section 4(2) and/or 4(6) of the Securities Act of 1933.


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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
                    Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    Exhibit 99.14

                         (b) Reports on Form 8-K filed during the three months
                    ended September 30, 2002. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 21, 2002

                                          DYNAMIC I-T, INC.



                                          by:/s/Spencer H. Young
                                          ---------------------------
                                          Spencer H. Young, President