Form 10KSB
period 2002-12-31
DYNAMIC I-T INC
filed 2003-05-13
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission file number 0-10065

                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                                 CIK:0000354699

 COLORADO                                    82-0379959
 --------                                    ----------

(State or other jurisdiction of      (IRS Employer Identification No.)
incorporation)


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

                                  YES X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State the issuer's revenues for the most recent fiscal year. None. Net loss was ($702,562) for the most recent fiscal year.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2002 $807,021 (at $.05/share)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,690,426 common shares as of December 31, 2002

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----
Item 1.      Description of Business........................................1

Item 2.      Description of Property........................................6

Item 3.      Legal Proceedings..............................................6

Item 4.      Submission of Matters to a Vote of Security Holders............7

                                     PART II

Item 5.      Market for Common Equity and Related
              Stockholder Matters...........................................7

Item 6.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................8

Item 7.      Financial Statements...........................................13

Item 8.      Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure........................13


                                    PART III

Item 9.      Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the
              Exchange Act..................................................13

Item 10.     Executive Compensation.........................................18

Item 11.     Security Ownership of Certain Beneficial Owners
              and Management................................................20

Item 12.     Certain Relationships and Related Transactions.................21

Item 13.     Exhibits, and Reports on Form 8-K..............................24

Item 14.     Disclosure Controls & Procedures...............................24

SIGNATURE PAGE..............................................................25

                                     PART I

ITEM 1.   BUSINESS
- ------------------

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

         COMPANY HISTORY. The Company was organized under the laws of the State of Colorado as Colorado Gold & Silver, Inc. on March 3, 1980. The Company effected a reverse split of its common stock, and changed its name to Dynamic I-T, Inc. on August 23, 1999, in conjunction with a change in its business from the mining and minerals industry, to the acquisition of development-stage Internet-related companies and technologies. The Company worked at developing a business model directed to distance learning via internet of executive education starting in 2000. On July 31, 2000, the Company acquired BankNet Kft., a company organized under the laws of the Republic of Hungary in 1991 ("BankNet"), in a reverse acquisition wherein Dynamic became the legal acquirer of BankNet and BankNet became the accounting acquirer. The Company issued 30.4 million shares of its common stock to Satnet Ltd. ("Satnet") in exchange for BankNet which, until June 14, 2001, was operated as a wholly-owned subsidiary of the Company. This transaction effected a change in control of the Company, which became 87.85% owned by Satnet. On August 2, 2000, the Company completed the acquisition of LM Magyarorszag Kft., a company organized under the laws of the Republic of Hungary ("LM Hungary"). LM Hungary was operated as a wholly-owned subsidiary of the Company until June 14, 2001. Its primary assets consist of real property. The consideration consisted of $261,000 cash, a $239,000 note payable and 700,000 shares of the Company's common stock, valued at $2,105,904. Prior to the reverse merger acquisition of the Company, $211,000 was paid in cash. On June 14, 2001, the Board approved the exchange of all of the shares of Banknet, LTD., its wholly owned subsidiary, to Consolidated Communications Corp. of Ireland ("CCC") in exchange for issuance of 5,605,213 shares of Consolidated Communications Corp. and the return, by Satnet, of its
30.4 million shares. The CCC shares were distributed as a dividend, pro rata, to the shareholders of the Company.

CURRENT BUSINESS

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

 The Company has also created a program with Century University in Albuquerque, New Mexico and Meijia Education in Beijing, China, which is offering US Bachelor and Masters Degrees to Chinese students at universities throughout China. As of December 1, 2002 there have been 507 applicants for the Masters program which is scheduled to begin in January 2003. Matriculation for the Bachelors program is scheduled to begin in the late spring of 2003 and classes will start in September with a projected enrollments of 3,000 students.

 The Company and its partner UID International (Holdings), Ltd. (Beijing) has alliances with The Center for Management Education of the Graduate School of Business at the University of California, Irvine and the Sam M. Walton College of Business to provide customized executive seminars to management of Chinese companies on as designed, as demanded basis. These seminars will be held on the Campus of the respective university. Terms will be negotiated on a deal by deal basis.

In addition to its activities in Executive Education the Company has entered into a tripartite strategic alliance with Capstone & Company, LLC (New York) and UID pursuant to which:

1. Capstone will, through UID, function as a traditional Trading Company offering trade finance, sales and marketing assistance and supply chain management services to qualified Chinese companies; and,

2. The members of the alliance are pursuing the establishment of the only Chinese government licensed Social and Investment Club at resort hotels at which traditional Las Vegas style casino games are permitted. No final agreements or arrangements have been made.

The executive education seminars being developed by the L-earnbiz division (http://www.l-earnbiz.com/) blend the best characteristics of Executive Education and distance education. Executive education is defined by Crotty and Soule as: "the development of managers and executives at more senior levels within an organization." They argue that "the need for constant updating by individual professionals is more urgent than ever" and that distance learning could be "particularly useful in functional and technical areas where individuals have a solid base of knowledge from prior education and experience but need to enrich that knowledge with the latest information and techniques." They further cite the changing culture of managerial and professional work where more and more people are working at home and communicating by computer link-ups while balancing the demands of work and home.

The evolving business environment and the adoption of Western business practices in China have made US degrees the most sought after credential among Chinese students. The Century University degree programs provide an American degree to Chinese students who, in addition to the academic work, can earn degree credit for their life/work experience. Students are motivated individuals who meet the challenge of independent study with the assistance of local faculty in China as well as one-on-one with Century's faculty advisors. Meijia Education has arranged for the degree program to be piloted at Northern Jiatong University with projected first year enrollment of 3,000 Bachelor students and 500 Masters students. Meijia anticipates expanding this program to 10 additional universities in China each of which will enroll, annually, 3,000 students. The agreement with Century University and Meijia provides for L-earnbiz to receive a minimum net payment of $126 per student for the Bachelor Degree and $159 per student for the Masters Program. Inasmuch as there are no direct costs incurred by the Company in connection with the $458,000 total commissions for the students enrolled for the program in the first year (as well as the incremental increases for the subsequent years) the full amount is profit.

The International Accreditation Associates subsidiary's agreement with Meijia provides for a fee of $40 per certification of which $25 is profit to the Company. Based upon last year's enrollment of 1,000, Meijia projects that between 1,200 and 1,500 certificates will be issued each year.

The program to bring 40 to 50 Chinese executives to each of five one-week seminars at the University of Arkansas and University of California, Irvine. The seminars have been proven to be highly sought after on marketing, merchandising, advertising and product design at UCI and the "WalMart Way" at Arkansas. UID has conducted a feasibility study and has found that Chinese companies will pay $5,000 per attendee. Of this amount, the Company profit will be $1,060 per person which will contribute $424,000 to the Company's Operating Profit.

Dynamic and Capstone & Company LLC entered into a financing arrangement. The Dynamic/Capstone/UID trade finance agreement provides for the formation of an entity in China which will be a direct lender and provide the following services and products:

1.       Trade Financing
2.       Purchase Order Financing
3.       Factoring
4.       Collection Factoring
5. Market Feasibility Analysis, Market Positioning, Logistics, and Product Distribution
6.       Account Debtor Credit Analysis
7. Investment Banking Services related to its Client Companies Capital Structure and Funding.


While some of China's largest state-controlled enterprises are traded on stock exchanges in New York and Hong Kong, where foreigners can buy shares, more than 1,000 are traded only on the A-share stock markets in Shanghai and Shenzhen, in which foreigners are not allowed to invest. These include large companies like Baoshan Iron and Steel, Xugong Science and Technology and Shanghai Automotive.

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

         Number of Total Employees and Number of Full Time Employees. As of December 31, 2002, the Company had a total of 8 employees, of which 4 are full-time employees.

ITEM 2.   PROPERTIES
- --------------------

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

ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ----------------------------------------------------------------------

         No matters were submitted to the shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS
- -------------------------------------------------

         The Company's common stock is traded in the over-the-counter market under the symbol DYNM (OTC Bulletin Board Symbol). The table below sets forth the high and low bid information for the Company's common stock for the periods indicated. Such prices are inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

                                             HIGH BID                  LOW BID
                                             --------                  -------
Fiscal Year Ended December 31, 2002

         1st Quarter                         $ .17                   $  .04
         2nd Quarter                         $ .09                   $  .03
         3rd Quarter                         $ .08                   $  .03
         4th Quarter                         $ .075                  $  .025

Fiscal Year Ended December 31, 2001

         1st Quarter                         $  .50                   $  .05
         2nd Quarter                         $  .52                   $  .12
         3rd Quarter                         $  .27                   $  .06
         4th Quarter                         $  .45                   $  .06

         As of December 31, 2002, there were approximately 2,158 holders of record of the Company's common stock.

         The Company has neither declared nor paid any cash dividends on its common stock during the last two fiscal years, and it is not anticipated that any such dividend will be declared or paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------

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

GOING CONCERN CONSIDERATION

         The Company's auditors have noted a "going concern" qualification in their Report. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenue at a level where the Company becomes profitable. As of May 5, 2003, the Company had not commenced generating revenue related to its planned principal activity. There is no assurance the Company will achieve any level of revenues.

         The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

         1. Launch of its initial seminar offering, presently scheduled for summer 2003.
         2. Obtaining additional equity capital through the sale of common stock.

         3.       Potential   exercise  of  outstanding  common  stock  purchase
                  options.

         The success of these plans will directly affect the Company's ability to meet its obligations.

RESULTS OF OPERATIONS

     The Company had no revenue from continuing operations in 2002 nor 2001. In 2002 the Company, in attempting to continue to develop its business model in distance learning, incurred $702,562 in general administration expenses compared to the 2001 expenses $1,183,264 . The loss from continuing operations in 2002 was ($702,562) compared to ($1,183,264) in 2001.

     The largest components of the expenses in 2002 and 2001 were option expenses of $448,457 in 2002 compared to $63,054 in 2002, and issuance of stock for compensation of $102,000 in 2002 compared to $870,000 in 2001.

     The  loss  on  the  spin  off  of  discontinued   operations  in  2001  was
($3,384,810) and the loss from discontinued operations was ($112,943) for a total loss of ($4,681,017) in 2001. In 2002 there were no discontinued operation losses.

     The loss per share from continuing operations for 2002 was ($.02) and the loss per share from operations in 2001 was ($.03) plus ($.07) on discontinued operations for total loss per share of ($.10) for 2001.

         The Company expects the trend of losses from operations to continue in the coming year at approximately the same rate as in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company re-entered the development stage subsequent to the divestiture of the Hungarian operations in June 2001, and, since inception, has experienced significant liquidity problems and has no significant capital resources; at December 31, 2002 it had a stockholders' deficit of ($143,532) and total accumulated deficit of ($11,619,719). The Company has nominal current assets of $1,845 and no other assets at December 31, 2002.

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

     The Company has no expectation or anticipation of significant changes in number of employees in the next twelve months, however, if it achieves business growth it may add employees of an unknown number in the next twelve months.

     There is substantial doubt about the ability of the Company to continue as a "going concern." The Company has no business, no capital, debt at December 31, 2002 of $145,377, all of which is current, and nominal cash and assets, and no capital commitments. The effects of such conditions could easily be to cause the Company's bankruptcy, except there are no substantial assets to liquidate in Bankruptcy.

The Company has incurred significant losses from operations for the year ended December 31, 2002, and such losses are expected to continue. In addition, the company has a ($143,000) working capital deficit for the year ended December 31, 2002. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital and/or debt financing or the possible sale of the Company. There is no guarantee that additional capital and/or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has received an opinion from its independent auditors containing an explanatory paragraph that describes such auditors' uncertainty as to the Company's ability to continue as a going concern due to the Company's negative cash flow. As of the date the independent auditors rendered this opinion, the Company did not have access to sufficient committed capital to meet the Company's projected operating needs for at least the next twelve months. If the Company does not achieve positive operating results within the next few months, then it will require additional financing. If positive operating results are not achieved in the short term, then the Company intends to take measures to reduce expenditures so as to minimize its requirements for additional financing, which financing may not be available on terms acceptable to the Company, if at all. Such measures may include reduction of the Company's cost of operations and restructuring employee compensation packages. There can be no assurance that the Company will be able to generate internally or raise sufficient funds to continue the Company's operations, or that the Company's independent auditors will not issue another opinion with a going concern qualification. The Company's consolidated financial statements do not include any adjustments to reflect the possible future affects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company's possible inability to continue its operations.

Effect of New Accounting Pronouncements ****

In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standard ("SFAS") 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Statement is effective for fiscal years beginning June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In April 2002 the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of APB 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This Statement is effective January 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. The provisions of SFAS 147 are generally effective October 1, 2002. The Company does not anticipate that this pronouncement will result in any impact on its financial statements.

In December 2002, the FASB approved SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Since the Company has elected to follow the unaffected provisions of SFAS 123, it does not anticipate that this pronouncement will result in any impact on these financial statements.

ITEM 7.   FINANCIAL STATEMENTS
- ------------------------------

The following financial statements are included herein in response to Item 7:

                                                                     PAGE
                                                                     ----
         Table of Contents                                           F-1

         Report of Independent Auditors                              F-2

         FINANCIAL STATEMENTS
         Balance Sheet                                               F-3
         Statement of Operations                                     F-4
         Statement of Cash Flows                                     F-5
         Statement of Changes in Stockholders' Equity                F-6
         Notes to  Financial Statements                              F-7 to F-12

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------

         In connection with the audits of the two most recent calendar years and the period ended December 31, 2002, there have been no disagreements with the independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
- -----------------------------------------------------------------------------

         (a) The following table furnishes the information concerning Company directors and officers as of the date of this report. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.

                                                              Company
Name                                Age                       Position
- ------------------------------------------------------------------------------
Spencer H. Young                    67                  President and Director
Allan Chalfin                       55                  Chief Financial
                                                        Officer and Director
Paul R. Warshaw                     59                  Director
James L. Ritchie-Dunham             35                  Director
Maryam Alavi, Ph.D.                 49                  Director
Fred Davis, Ph.D.                   46                  Director
Robert Hinkley                                          Director and COO

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

ALLAN CHALFIN

     Mr. Chalfin earned a B.S. from Cornell University and an M.B.A. from New York University. He joined CBS in 1976 with responsibility for financial planning and forecasting. He joined Mary Tyler Moore (MTM) in 1982 as Vice President of Finance, overseeing the financial operations of the diversified entertainment company. He served on the Board of Directors of CBS/MTM Studios. At MTM, he was a member of the management team that negotiated the sale of the company to TVS. In 1990, he was named Executive Vice President of Saban Entertainment with responsibility for finance, human resources, and administration. In 1994, he joined Scripps Howard Productions as Vice President of Finance, Production and Administration, overseeing the financial and administrative operations of this startup television company. When Scripps was sold to World 2000 Productions in 1998, he was involved in the company's entry into international productions and tax shelters. Mr. Chalfin became the Chief Financial Officer of Dynamic I-T, Inc., a director in 2000.

ROBERT HINKLEY (Director, COO) has 25 years experience in international marketing as President of Meridia International (1975-1994) and Executive Vice President of United Telecommunications Technology (1995-1999). He has specialized in opening market channels for U.S. and European high technology companies in developing countries in the Middle East, Asia, Latin America, and Africa. Major companies he has worked with include Motorola, General Electric, Westinghouse, Hughes, Hewlett-Packard, Litton, Alcatel, and British Aerospace. Prior to his experience in international markets he was employed in the cable television and common carrier microwave business, was Press Secretary to Harold LeVander, the Governor of Minnesota, and was a journalist covering politics in Minnesota for the St. Paul Dispatch. Mr. Hinkley became an officer (COO) and director of the company in 2002.

PAUL R. WARSHAW

         Paul R. Warshaw, graduated from the University of California at Berkeley with a BA in Economic History and an MBA in Finance, after which he worked as Security Analyst at Arnold Bernhard & Company in New York City, where he wrote more than 100 published reports on individual companies and industry groups for the Value Line Investment Service. Returning to graduate school in 1974, Dr. Warshaw earned a Ph.D. in Marketing and Psychology in 1977 from the University of Massachusetts, then joined the Faculty of Management at McGill University in Montreal, serving as both Assistant and Associate Professor, teaching, researching and publishing numerous articles with respect to various aspects of Consumer Behavior, Advertising, and Marketing. Dr. Warshaw was appointed to the Editorial Boards of the Journal of Marketing Research and the Journal of Business Research; served as reviewer for the Journal of Consumer Research, Management Science, Journal of Experimental Social Psychology, and the Association for Consumer Research. Dr. Warshaw is listed in Who's Who in American Advertising. Upon returning to his native United States in 1983, he worked as Associate and full Professor of Marketing at Massachusetts Institute of Technology, New York University, Drexel University, and Cal Poly. Dr. Warshaw left academia in 1991 to pursue entrepreneurial ventures in entertainment and marketing research, co-founding private companies RMO Entertainment Group, Digital Hollywood, Streamline Multimedia, 13 14 and WEB Research. They were instrumental in the formation of the Company's Distance Learning division. In June 2000 Dr. Warshaw joined the Company's Board of Directors. He was COO in 2001 of Dynamic I-T, Inc.

JAMES L. RITCHIE-DUNHAM

         Mr. Ritchie-Dunham received a B.S. from the University of Tulsa. He earned a joint MIM/MBA degree from the American Graduate School of International Management in Glendale, Arizona and the Escuela Superior de Administracion y Direccion de Empresas in Barcelona, Spain. He is finishing a Ph.D. in Decision Sciences at the University of Texas at Austin. He joined Conoco in 1990 and worked as a petroleum engineer, while completing the management development program. From 1993- 1996, he worked as a professor of Decision Sciences
Instituto Tecnologico Autonomo de Mexico in Mexico City. In 1994, he began serving as the President of Strategic Clarity (formerly SDSG). In 1999, he began serving as an Executive Director of The Institute for Strategic Clarity, the training and research arm of Strategic Clarity. He presently holds both of these posts. Mr. Dunham became a director of the company in 2001.

FRED DAVIS PH.D.

         Fred Davis received his Ph.D. from MIT in Information Systems and is currently the Department Chair and Professor of Information Systems at the Walton College of Business at the University of Arkansas. He has consulted for major corporations including Chrysler, Citibank, Digital Equipment Corporation, Ford, IBM, Johnson & Johnson, Lucent Technologies, Marriott, Morgan Stanley, TRW, Weyerhaeuser and Xerox as well as federal, state and local governments.
Mr. Davis became a director in 2001.

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

         During the past five years,  no director  or  executive  officer of the
Company  has  been  the  subject  of  any  order,   judgment,  or  decree,  not
subsequently reversed, suspended or vacated by a court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

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

     The following persons failed to file forms on a timely basis during the past fiscal year as required under Section 16(a) as follows:

                                                                     Form 3                Form 4             Form 5
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Spencer Young                                                                                  X               X
President & Director                           2002
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Allan Chalfin, CFO & Director                                                                                  X
                                               2002
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Paul Warshaw, COO & Director                                                                   X               X
                                               2002
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
James L. Ritchie-Dunham                                                X                       X               X
Director                                       2002
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Maryam Alavi, Director (resigned in 2002)                                                                      X
                                               2002
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Fred Davis, Director                                                                                           X
                                               2002
- ---------------------------------------------- ----------------- --------------------- ------------------ ------------------------
Robert Hinkley, COO, Director                  2002                     X                      X               X
------------------------------------------------------------------------------------------------------------------------------------




ITEM 10. EXECUTIVE COMPENSATION

         (a) The following table sets forth the compensation paid by the Company during the calendar years ended December 31, 2000, December 31, 2001 and December 31, 2002 to the Officer's of the Company.

                                                              ANNUAL COMPENSATION                          AWARDS
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                  Other         Restricted      Securities
             Name and                                                             Annual          Stock         Underlying
        Principal Position             Year       Salary ($)    Bonus ($)    Compensation ($)    Award(s)    Options/sars (#)
        ------------------             ----       ----------    ---------    ----------------    --------    ----------------
                                                                                                   ($)
- -------------------------------------------------------------------------------------------------------------------------------
Spencer H. Young, President            2002            $9,950            $0                 $0            0                  0
                                       2001                $0            $0                 $0            *                  0
                                       2000        $91,666.67            $0                 $0           $0            285,000
- -------------------------------------------------------------------------------------------------------------------------------
Allan Chalfin                          2002            $3,000            $0                 $0            0                  0
Chief Financial Officer                2001                $0            $0                 $0            *                  0
                                       2000                $0            $0                 $0           $0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Paul Warshaw                           2002                $0            $0                 $0            0                  0
(resigned as an officer)               2001                $0            $0                 $0            *                  0
                                       2000        $91,666.67            $0                 $0           $0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Ahmed Abdulla Mannai                   2002                $0            $0                 $0           $0                  0
President (**)                         2001                $0            $0                 $0           $0                  0
                                       2000                $0            $0                 $0           $0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Raymond King                           2002                $0            $0                 $0           $0                  0
Chief Financial Officer (**)           2001                $0            $0                 $0           $0                  0
                                       2000                $0            $0                 $0           $0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Melvyn Quiller                         2001                $0            $0                 $0           $0                  0
Chief Executive Officer (**)           2000                $0            $0                 $0           $0                  0
                                       2000           $36,000            $0                 $0           $0                  0
- -------------------------------------------------------------------------------------------------------------------------------
Robert Hinkley                         2002            $5,500            $0                 $0            *                  0
Chief Operations Officer               2001                $0            $0                 $0           $0                  0
---------------------------------------------------------------------------------------------------------------------------------
Officers as a group                    2002           $20,700            $0                 $0           $0                  0

* See Director's Compensation Chart Below
** Resigned June 14, 2001

         (b) Director's Compensation

                                                       Cash Compensation                        Security Grants
Name                                    Annual Retainer   Meeting Fees   Consulting       Number of     Number of Securities
                                        Fees ($)          ($)            Fees/other       Shares (#)    Underlying
                                                                         Fees ($)                       Options/sars (#)
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
A. Director
Spencer H. Young                                      $0             $0               $0             0                3,000,000
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
B. Director
Allan Chalfin                                         $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
C. Director
Paul R. Warshaw                                       $0             $0               $0             0                3,350,000
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
D. Director
James L. Ritchie-Dunham                               $0             $0               $2,250         0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
E. Director
Maryam Alavi, Ph.D.                                   $0             $0               $0             0                        0
(Resigned 2002)
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
F. Director
Fred Davis, Ph.D.                                     $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
G. Director (1)
Melvyn Quiller                                        $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
H. Director (1)
Raymond King                                          $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
I. Director (1)
Patrick Dolye                                         $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
J. Director (1)
Ahmed Abdulla Mannai                                  $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
K. Director (1)
Chafe Omar Abou Richeh                                $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
L. Director (1)
Brian J. O'Dell                                       $0             $0               $0             0                        0
- --------------------------------------- ----------------- -------------- ---------------- ------------- ------------------------
M. Director, COO
Robert Hinkley                                        $0             $0               $0             0                2,450,000
==================================================================================================================================
Directors as a group                                  $0             $0               $0             0                8,800,000

(1) Resigned June 14, 2001

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
- --------------------------------------------------
                  OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of common stock of the Company as of April 30, 2003 by (i) each person known by the Company to own more than 5% of the Company's common stock, (ii) each of the directors, and (iii) all directors and executive officers as a group. Unless otherwise noted, such persons have sole voting and investment power with respect to such shares.

Name and Address of                  Amount and Nature of
Beneficial Ownership                 Beneficial Ownership    Percent of Class(5)
- --------------------                 ---------------------     ---------------
Spencer Young**(1)
President and Director                       7,540,000                  15%

Allan Chalfin**
CFO and Director                             1,800,000                   3.5%

Paul Warshaw**(2)
COO and Director                             8,910,000                  18%

James Ritchie-Dunham**
Director                                       700,000                   1.3%

Fred Davis, Ph.D.**
Director                                     2,500,000                   4.9%

Robert Hinkley**(3)                          3,450,000                   6.8%
Director, COO



All Directors and Executive
 Officers as a Group (6 persons) (4)        24,900,000                  49%

**The beneficial owner's address is the same as the Company's principal office.

         There are no outstanding arrangements that may result in a change in control of the Company.

(1) Includes options for 3 million shares includable under Sec. 13(d).
(2) Includes options for 3 350,000 shares includable under Sec. 13(d)
(3) Includes options for 2,450,000 shares includable under Sec. 13(d)
(4) Shares computed as if all options are exercised by officers and directors computed pursuant to Sec. 13(d)
(5) Percentage are calculated assuming all officers and directors exercise all of their outstanding options pursuant to Section 13(d)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

STOCK SPLIT

         On October 26, 2001, the Board of Directors approved a two-for one common stock split. As a result of the action, 15,905,213 shares were issued to shareholders of record as of October 26, 2001. All references in the financial statements, per share amounts and stock option data and market prices of the common stock have been restated.

STOCK ISSUED FOR SERVICES

         In July, 2001, the Company's Board of Directors Adopted a "Consultants and Professionals Common Stock Compensation Plan," (the "Plan") which provides for compensation payable to consultants and professionals by issuing shares of common stock, pursuant to a Form S-8 Registration Statement filed July 19, 2001 with the Securities and Exchange Commission. The Plan reserves the right to issue up to 1,600,000 shares of common stock in the discretion of the Board of Directors. Under the Plan, in 2002, the Company issued, for services valued at $96,000 ($.06 per share), 1,000,000 shares to an attorney and 600,000 shares to a consultant.

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

STOCK OPTIONS

         During August 2001, options to purchase a total of 3,902,752 shares of common stock for a period of seven years beginning September 1, 2002, were granted to 32 independent consultants. The exercise prices of the options granted exceeded the quoted market price of the common stock on the grant date. The Company recognized compensation expense of $48,879 related to these stock options during 2001 (combined with compensation expense of the cancelled options referred to in the preceding paragraph, a total of $63,054). Information with respect to these stock options is summarized as follows:

******
                                        Shares Under        Weighted Average
                                           Option           Exercise Price
                                     -------------------    -------------------
Outstanding, December 31, 2001              -                         $-
             Options Granted            3,902,752                     $.34
                                     -----------------      -------------------

                                            -                          -
Outstanding December 31, 2002
            Options Granted             5,927,752                     $.01
                                     =================      ===================


The options, all of which are exercisable on December 31, 2002, expire as follows:

Expiration Date                      Shares Under Option        Exercise Price
- ---------------------------------    -----------------      -----------------
August 31, 2009                         3,652,752                    $.35
August 31, 2009                           250,000                     .18
                                     ----------------
                                        3,902,752(2001 Grants)        .10


Expiration Date                      Shares under Option         Exercise Price
---------                            -------------------         --------------

5/31/08                                   200,000                     .08
3/31/09                                    75,750                     .05
8/31/10                                 1,000,000                     .08
9/30/10                                   500,000                     .03
11/31/10                                  100,000                     .04
                                        ---------
                                        5,927,752 (2002 grants)

2003 Options Awards
-------------------
2/12/12                                   350,000                     .03
11/30/08                                  200,000                     .04
4/14/08                                 2,450,000                     .01
7/13/08                                 6,000,000                     .01
                                         ---------
                                        9,000,000 (2003 grants)

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
      Weighted average expected life                           96 Months

OFFICERS SALARIES

     In 2002, the Company paid cash compensation to three officers and one director/consultant totaling $20,700

     During 2002 the Company recognized $114,487 in compensation expenses related to 2001 option grants. In 2002, the option grants for 2002 resulted in recognition of $333,970 in compensation expense.

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

The board granted stock options in 2002 to the following persons who are officers and directors.

Paul Warshaw - 350,000 options @ $.03 expiring February 12, 2012 Robert Hinkley - 2,450,000 options @ $.04 expiring April 14, 2008 Paul R. Warshaw - 3,000,000 options @ $.01 expiring July 13, 2008 Spencer Young - 3,000,000 options @ $.01 expiring July 13, 2008

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

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

        May 8, 2002

(c) Proxy Statements. An Information Statement was filed on July 10, 2001 and simultaneously sent to stockholders.

Item 14. Control and Procedures

Evaluation of Internal and Disclosure Controls
----------------------------------------------

     The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

     There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   May 12, 2003                  By: /s/Spencer H. Young
                                             Spencer H. Young
                                             President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  May 12, 2003                  By: /s/Spencer H. Young
                                            Spencer H. Young
                                            President and Director

Dated:  May 12, 2003                  By: /s/Allan Chalfin
                                            Allan Chalfin
                                            Chief Financial Officer and Director


Dated:  May 12, 2003                  By: /s/Paul R. Warshaw
                                            Paul R. Warshaw
                                            Director

Dated:  May 12, 2003                  By: James L. Ritchie-Dunham
                                            James L. Ritchie-Dunham
                                            Director

Dated:  May 12, 2003                  By: /s/ Robert Hinkley
                                            Robert Hinkley
                                            Director

Dated:  May 12, 2003                  By: /s/Fred Davis, Ph.D.
                                            Fred Davis, Ph.D.
                                            Director

                       CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT



I, Spencer Young, certify that:

1. I have  reviewed  this  annual  report on Form  10-KSB of Dynamic I-T, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


/s/Spencer Young
-----------------------
Spencer Young, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT



I, Allan Chalfin, certify that:

1. I have  reviewed  this  annual  report on Form  10-KSB of Dynamic I-T, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003


/s/Allan Chalfin
-----------------------
Allan Chalfin, Cheif Financial Officer

                       Consolidated Financial Statements
                      For the Year Ended December 31, 2002

                                DYNAMIC I-T, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----

         Table of Contents                                             F-1

         Report of Independent Public Auditors                         F-2

         FINANCIAL STATEMENTS

         Balance Sheet                                                 F-3
         Statement of Operations                                       F-4
         Statement of Cash Flows                                       F-5
         Statement of Changes in Stockholders' Equity                  F-6
         Notes to  Financial Statements                         F-7 to F-12

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
DYNAMIC I-T, INC.
(A Development Stage Company)
Santa Monica, California

We have audited the accompanying balance sheet of Dynamic I-T, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic I-T, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note B to the financial statements, the Company has incurred significant recurring losses and has a substantial liquidity shortage as of December 31, 2002. As a consequence, the Company requires significant additional financing to satisfy outstanding obligations and continue operations. Unless the Company successfully obtains suitable significant additional financing there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note B. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Gordon, Hughes & Banks, LLP
Lakewood, Colorado
April 21, 2003



                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                December 31, 2002

ASSETS
Current Assets
Cash                                                                                     $ 1,845
                                                                                         --------

Total Current Assets                                                                       1,845
                                                                                           ------

Total Assets                                                                             $ 1,845
                                                                                         ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities                                                 $ 7,120
Accrued compensation                                                                      83,000
Accrued interest                                                                          10,757
Advances from investors                                                                   19,500
Related party loan                                                                        25,000
                                                                                          -------

Total Current Liabilities                                                                145,377
                                                                                         --------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value; 100 million shares authorized,
  41,690,426 shares issued and outstanding                                            11,476,187
Accumulated (deficit)                                                                 (9,733,893)
Deficit accumulated in the development stage                                          (1,885,826)
                                                                                       -----------

Total Stockholders' Equity (Deficit)                                                    (143,532)
                                                                                         ---------


Total Liabilities and Stockholders' Equity (Deficit)                                     $ 1,845
                                                                                         =========
See accompanying notes.

                                      F-3



                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                                   Development Stage
                                                                           Year Ended December 31, (June 14, 2001 -
                                                                              2002           2001  December 31, 2002)
                                                                              ----           ----  ------------------

General and Administrative Expenses                                      $(702,562)   $(1,183,264)      $ (1,885,826)
                                                                         ----------   ------------      -------------

Loss from Continuing Operations                                           (702,562)    (1,183,264)        (1,885,826)


Loss From Discontinued Operations                                               -        (112,943)                -
Loss on Spin-off of Discontinued Operations                                     -      (3,384,810)                -
                                                                          ---------    ------------     ------------


Loss Before Income Tax                                                    (702,562)    (4,681,017)        (1,885,826)

Provision for Income Tax                                                        -              -                  -
                                                                                -              -                  -

Net (Loss)                                                               $(702,562)   $(4,681,017)      $ (1,885,826)
                                                                         ==========   ============      =============



Basic and Diluted (Loss) Per Share
Loss From Continuing Operations                                            $ (0.02)       $ (0.03)           $ (0.06)
Discontinued Operations                                                         -           (0.07)                -
                                                                                -           ------                -
Net (Loss)                                                                 $ (0.02)       $ (0.10)           $ (0.06)
                                                                           ========       ========           ========

Weighted Average Shares                                                 36,083,988     47,336,179         32,972,107
                                                                       ===========    ===========        ===========
See accompanying notes.



                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      Year Ended December 31, 2002 and 2001


                                                                                         Accumulated Deficit
                                                                  Common Stock      Accumulated       Development     Comprehensive
                                                        Shares      Amount          (Deficit)      Stage     Other Income      Total
                                                        ------      ------          ---------      -----     ------------      -----

 Balance, January 1, 2001                              69,210,426    $8,735,975   $(6,236,140)        -     $(64,281)    $2,435,554
                                                       -----------  ----------     -----------        -      --------     ----------

 Comprehensive Income:
      Loss from continuing operations                        -           -              -        (1,183,264)      -      (1,183,264)
      Loss from discontinued operations                      -           -          ( 112,943)        -           -        (112,943)
      Loss on spin-off of discontinued operations            -           -         (3,384,810)        -           -      (3,384,810)
                                                       -----------  ----------     -----------    ---------- -------     -----------
      Subtotal - Net (loss)                                  -           -         (3,497,753)   (1,183,264)      -      (4,681,017)
      Translation adjustment                                 -           -              -             -       64,281         64,281
                                                       -----------  ----------     -----------    ---------- -------     -----------
          Total comprehensive income                         -           -         (3,497,753)   (1,183,264)  64,281     (4,616,736)
                                                       -----------  ----------     -----------    ---------- -------     -----------

      Conversion of deferred purchase obligations       1,400,000     2,279,904         -             -            -      2,279,904
      Spin-off dividend to shareholders               (60,200,000)   (1,401,303)        -             -            -     (1,401,303)
      Stock issued for services
       ($.03 to $.15 per share)                        21,600,000       870,000         -             -            -        870,000
      Imputed officer salaries                               -          121,100         -             -            -        121,100
      Compensation from issuance of stock options            -           63,054         -             -            -         63,054
      Sale of stock for cash ($.10 per share)             500,000        50,000         -             -            -         50,000
                                                       -----------  ----------     -----------    ---------- -------     -----------

 Balance, December 31, 2001                            32,510,426    10,718,730    (9,733,893)   (1,183,264)       -       (198,427)
                                                       -----------  ----------     -----------    ---------- -------     -----------

      Net (loss)                                             -           -              -          (702,562)       -       (702,562)
      Stock issued for services
       ($.03 to $.10 per share)                         1,550,000       102,000         -              -           -        102,000
      Conversion of debt ($.10 to $.51 per share)       1,630,000       132,000         -              -           -        132,000
      Compensation from issuance of stock options            -          448,457         -              -           -        448,457
      Exercise of stock options ($.01 per share)        6,000,000        75,000         -              -           -         75,000
                                                       -----------   ---------     -----------    ----------  ------     -----------

 Balance, December 31, 2002                            41,690,426  $ 11,476,187  $ (9,733,893)  $(1,885,826)     $ -     $ (143,532)
                                                       ===========   =========     ===========    ==========  ======     ===========

See accompanying notes.

                                      F-5




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                                   Development Stage
                                                                           Year Ended December 31, (June 14, 2001 -
                                                                              2002           2001  December 31, 2002)
                                                                              ----           ----  ------------------
Cash Flows from Operating Activities
Net (loss)                                                               $(702,562)   $(4,681,017)      $ (1,885,826)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
Loss from spin-off of discontinued operations,
Compensation from issuance of stock options                                448,457         63,054            497,336
Stock issued for services                                                  102,000        870,000            872,000
Loss from spin-off of discontinued operations                                    -      3,242,594                  -
Imputed officer salary                                                           -        121,100            121,100
Prepaid expenses and other                                                  20,264        (20,264)                 -
Accounts payable and accrued liabilities                                    (1,655)      102,532            120,735
                                                                            -------      --------           --------

Net Cash Used by Operating Activities                                     (133,496)      (302,001)          (274,655)
                                                                          ---------      ---------          ---------

Cash Flows from Financing Activities
Advances from investors                                                     45,000         60,000            105,000
Proceeds from related party loans                                            2,000         44,500             46,500
Proceeds from the sale of common stock                                      75,000         50,000            125,000
                                                                           -------        -------           --------

Net Cash Provided by Financing Activities                                  122,000        154,500            276,500
                                                                          --------       --------           --------

Decrease in Cash and Cash Equivalents                                      (11,496)      (147,501)             1,845

Cash and Cash Equivalents - Beginning of Year                              13,341        160,842                  -
                                                                           -------       --------           --------

Cash and Cash Equivalents - End of Year                                   $ 1,845       $ 13,341            $ 1,845
                                                                          ========      =========           ========


Supplemental disclosures:
  Cash paid for interest                                                       $ -            $ -                $ -
  Cash paid for income taxes                                                     -              -                  -
  Non-cash transactions -
   Convert debt to equity                                                  132,000              -            132,000
   Conversion of deferred purchase obligations to equity                         -      2,279,904                  -
   Spin-off dividend to shareholders (Note B)                                    -     (1,401,303)                 -

See accompanyin notes.

                                      F-6

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS






NOTE A - ORGANIZATION AND BUSINESS
DYNAMIC I-T, INC. ("Dynamic I-T" or the "Company"), was incorporated in Colorado on March 3, 1980. With the divestiture in June 2001 of its operations in the Republic of Hungary (Note B), substantially all activities of the Company have been in the development of interactive executive education seminars using computer and internet delivery technologies under the brand name L-earnbiz. Accordingly, the Company is considered to have re-entered the development stage subsequent to the June divestiture. The Company's corporate offices are in Santa Monica, California.

NOTE B - BASIS OF PRESENTATION
Going Concern Consideration
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and to generate revenue at a level where the Company becomes profitable. As of April 21, 2003, the Company had not commenced generating revenue related to its planned principal activity.

The Company's continued existence is dependent upon its ability to achieve its operating plan. Management's plan includes the following:

1.Launch of its initial seminar offering, presently scheduled for July 15, 2003. 2.Obtaining additional equity capital through the sale of common stock. 3.Potential exercise of outstanding common stock purchase options.

The success of these plans will directly affect the Company's ability to meet its obligations.

Discontinued Hungarian Operations
In May 2001, the Board of Directors elected to divest itself of BankNet Kft. ("BankNet"), a Hungarian data communications business and LM Magyarorszag Kft. ("LM Hungary"), a Hungarian company with land holdings. On June 14, 2001 the Board of Directors agreed to sell these business units to Consolidated Communications Corporation ("CCC"), an Irish telephone and internet service provider for 5,605,213 shares of CCC stock. The shares of CCC were distributed to shareholders August 3, 2001 and are reflected as a spin-off dividend based on the then quoted price of CCC shares (a total of $1,401,303). The net effect of the divestiture resulted in a discontinued loss from operations of $3,384,810.

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

Earnings (Loss) Per Share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares common stock outstanding during each period. Diluted earnings per share are computed on the basis of the average number of common shares outstanding plus the dilutive effect of stock options or convertible debt. The basic and the dilutive earnings per share are the same in 2002 and 2001 since the Company had net losses and inclusion of the effect of stock options or convertible debt would be anti-dilutive.

Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as well as demand deposits, to be cash equivalents.

Long-Lived Assets
Long-lived assets, such as intangible assets and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment expense was recognized in 2002 or 2001.

Concentrations
The Company's prospective customers are not concentrated in any specific geographic region or industry; however, it is anticipated that most of its seminar registrants will be scheduled by and paid for by corporate sponsors.

Stock-Based Compensation
The Company accounts for its stock-based compensation using Accounting Principles Board's Opinion No. 25 ("APB 25"). Under APB 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on the grant date, the Company adopted the Financial Accounting Standards Board ("FASB") disclosure-only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation ("SFAS 123"). The Company has adopted the disclosure-only provisions of SFAS 123 for stock options granted to the employees and directors. Accordingly, no compensation cost has been recognized for these options. Had compensation expense for the options granted been determined based on the fair value at the grant date for the options, consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below (no options were granted to employees or directors in 2001).


                                               2002                  2001
                                               ----                  ----
                  Net loss
                      Reported                  $(702,562)          $(4,681,017)
                      Pro forma                 $(760,238)          $(4,681,017)

                  Net loss per share
                      Reported                      $(.02)                $(.10)
                      Pro forma                     $(.02)                $(.10)

The fair value of the common stock options granted, for disclosure purposes was estimated on the grant dates using the Black-Scholes Pricing Model and the following assumptions.

                                                      2002                  2001
                                                      ----                  ----
                  Risk free interest rate            7.21%                   N/A
                  Expected life - years                 8                    N/A
                  Expected volatility                 173%                   N/A
                  Expected dividend yield              - %                   N/A

Effect of New Accounting Pronouncements
In June 2001 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standard ("SFAS") 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. The Statement is effective for fiscal years beginning June 15, 2002. The Company adopted SFAS 143 on January 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In April 2002 the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 4 required all gains or losses from extinguishment of debt to be classified as extraordinary items net of income taxes. SFAS 145 requires that gains and losses from extinguishment of debt be evaluated under the provisions of APB 30, and be classified as ordinary items unless they are unusual or infrequent or meet the specific criteria for treatment as an extraordinary item. This Statement is effective January 1, 2003. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF 94-3. This Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial position or results of operations.

In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions. The provisions of SFAS 147 are generally effective October 1, 2002. The Company does not anticipate that this pronouncement will result in any impact on its financial statements.

In December 2002, the FASB approved SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No.
123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Since the Company has elected to follow the unaffected provisions of SFAS 123, it does not anticipate that this pronouncement will result in any impact on these financial statements.

NOTE D - NOTE PAYABLE
On November 19, 1998, the Company borrowed $25,000 from a trust, the beneficial owner of which is also a shareholder, pursuant to a note payable with interest at 9%. The note was due September 30, 2000, presently is in default bearing interest at 18%.

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

Stock Options
In 2002, the Board of Directors granted 8,100,750 options to purchase common stock to certain executive officers, directors and non-employees. The exercise price of the majority of the stock options exceeded the market price at the grant date. The Company recognized $333,610 in compensation expense related to these stock options during 2002. During 2002, 6 million of the options were exercised for a total of $75,000 and 75,750 options that were cancelled and re-priced with reduced exercise prices.

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

During August 2001, options to purchase a total of 3,902,752 shares of common stock for a period of seven years beginning September 1, 2002, were granted to 32 independent consultants. The exercise prices of the options granted exceeded the quoted market price of the common stock on the grant date. The Company recognized compensation expense of $48,879 related to these stock options during 2001 (combined with compensation expense of the cancelled options referred to in the preceding paragraph, a total of $63,054). During 2002, the Company recognized $114,487 related to these options.

Information with respect to stock options is summarized in the table below.


                                                                                                  Weighted Average
                                                                                       Shares        Exercise Price
                                                                                       ------        --------------
                                                                                 Under Option
                                                                                 ------------
                  Outstanding, December 31, 2000                                            -                    $-
                    Granted                                                         3,902,752                   .34
                    Exercised                                                               -                     -
                                                                                    ---------                   -----
                  Outstanding, December 31, 2001                                    3,902,752                   .34
                    Granted                                                         8,100,750                   .03
                    Cancelled                                                         (75,750)                 (.05)
                    Exercised                                                      (6,000,000)                 (.01)
                                                                                    -----------                 -----
                  Outstanding, December 31, 2002                                    5,927,752                  $.23
                                                                                    ==========                  ====

The options expire as follows:

                                                                                      Shares
                  Expiration Date                                                Under Option        Exercise Price
                  ---------------------                                          ------------        --------------
                  November 30, 2007                                                   100,000                  $.04
                  June 1, 2008                                                        200,000                   .08
                  March 31, 2009                                                       75,750                   .05
                  August 31, 2009                                                   3,377,002                   .35
                  August 31, 2009                                                     250,000                   .18
                  August 31, 2009                                                     200,000                   .10
                  August 31, 2010                                                   1,000,000                   .08
                  September 30, 2010                                                  225,000                   .03
                  October 31, 2010                                                    500,000                   .04
                                                                                      -------                  ----
                                                                                    5,927,752                  $.23
                                                                                      =======                  ====
Stock option compensation expense ($448,457 in 2002 and $63,054 in 2001), for options issued to other than directors and employees is based on the estimated fair value of the options on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                         2002                  2001
                                                                                         ----                  ----
                  Risk free interest rate                                       6.29% - 7.35%                 4.84%
                  Expected life - years                                                  1.5                     8
                  Expected volatility                                                    173%                  347%
                  Dividend yield                                                          - %                   - %


Imputed Officer Salaries
In 2001, the Company paid salaries to three officers totaling $28,900 and recorded an additional $121,100 to recognize the estimated additional unpaid contribution of executive services. In 2002, the Company paid salaries to four officers totaling $20,700; however, salary was not imputed due to continued significant operating losses and the development stage nature of business.

NOTE F - INCOME TAXES
The components of the provision (benefit) for income taxes are as follows:

                                                      2002                  2001
                                                      ----                  ----
                  Current:
                     Federal                           $ -                   $ -
                     State                               -                     -
                                                     -----                 -----
                       Total                             -                     -
                                                     -----                 -----
                  Deferred
                     Federal                             -                     -
                     State                               -                     -
                                                     -----                 -----
                       Total                             -                     -
                                                     -----                 -----
         Total provision (benefit) for income taxes    $ -                   $ -
                                                       ===                   ===

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate to income before the provision (benefit) for income taxes as follows:
                                                       2002                 2001
                                                       ----                 ----
 Federal statutory rate                                (25)%               (25)%
                  State taxes, net of federal benefits  (4)                 (4)
                  Valuation allowance                   29                  29
                                                       --=-                 ----
                       Total                             - %                 - %
                                                       ====                 ====

Significant components of deferred income taxes as of December 31, 2002 are as follows:


                  Net operating loss carryforward benefit - books    $1,616,000
                  Stock issued for services                            (253,000)
                  Stock option compensation                            (148,000)
                  Imputed salary                                        (35,000)
                                                                        --------
                  Total deferred tax asset                            1,180,000
                  Total deferred tax liability                                -
                  Less valuation allowance                           (1,180,000)
                                                                     -----------
                  Net deferred tax asset                                   $   -
                                                                     ===========

The Company has assessed its past earnings history and trends, budgeted revenues, and expiration dates of carryforwards and has determined that it is more likely than not that no deferred tax assets will be realized. The valuation allowance of $1,180,000 is maintained on deferred tax assets which the Company has determined to be more likely than not realizable at this time. The net change during 2002 in the valuation allowance for deferred tax assets was a decrease of $90,000. The Company will continue to review this valuation on a quarterly basis and make adjustments as appropriate.

At December 31, 2002, the Company had federal net operating loss carryforwards of approximately $5.5 million. Such carryforwards expire in the years 2010 through 2022.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount for cash, notes payable, accounts payable, and accrued expenses approximates fair value because of the short-term maturities of these instruments.

The determination of fair value discussed above is subjective in nature and involve uncertainties and significant matters of judgment and do not include income tax considerations. Therefore the results cannot be determined with precision and cannot be substantiated by comparison to independent market values and may not be realized in actual sale or settlement of the instruments.

NOTE H - EVENTS SUBSEQUENT TO DECEMBER 31, 2002
On February 4, 2003, the Company entered into a consulting agreement for strategic planning with an individual for a six month period. For the services to be rendered the Company agreed to pay the consultant 1.5 million shares of common stock.

In February and April 2003, the Board of Directors granted options to purchase common stock to officers, directors and a consultant as summarized below:

                                                Shares
Expiration Date                               Under Option        Exercise Price
---------------------                         ------------        --------------
April 14, 2008                                   2,450,000                 $ .01
July 13, 2008                                    6,000,000                   .01
November 30, 2008                                  200,000                   .04
February 12, 2012                                  350,000                   .03
                                                ----------           -----------
                                                 9,000,000