Form 10QSB
period 2003-03-31
DYNAMIC I-T INC
filed 2003-05-22
CIK 354699

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                               CIK NO.: 0000354699

                               For Quarter Ended
                                 March 31, 2003

                                DYNAMIC I-T, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

======================================== ===================================== ===============================
               COLORADO                                0-10065                           82-0379959
               --------                                -------                           ----------
- ---------------------------------------- ------------------------------------- -------------------------------
    (State or other jurisdiction of            (Commission File Number)         (IRS Employer Identification
            incorporation)                                                                  No.)
======================================== ===================================== ===============================


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

                         41,690,426 as of March 31, 2003

                          PART 1. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                              March 31, 2003                  December 31, 2002
                                                         -------------------             ------------------------
                                                            (Unaudited)
ASSETS
Current Assets
Cash                                                                $ 1,298                              $ 1,845

                                                         -------------------             ------------------------

Total Current Assets                                                  1,298                                1,845
                                                         -------------------             ------------------------

Total Assets                                                        $ 1,298                              $ 1,845
                                                         ===================             ========================

                                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

LIABILITIES
Current Liabilities
Accounts payable                                                    $ 6,350                              $ 7,120
Accrued compensation                                                 83,000                               83,000
Accrued interest                                                     11,382                               10,757
Related party loans                                                  25,000                               25,000
Shareholder advances                                                 32,200                               19,500
                                                         -------------------             ------------------------

Total Current Liabilities                                           157,932                              145,377
                                                         -------------------             ------------------------

STOCKHOLDERS' DEFICIENCY
Common stock, no par value; 100 million
   shares authorized, 43,190,426 and 41,690,426
   shares issued and outstanding, respectively                   11,557,187                           11,476,187
Accumulated (deficit)                                            (9,733,893)                          (9,733,893)
Deficit accumulated in the development stage                     (1,979,928)                          (1,885,826)
                                                         -------------------             ------------------------

Total Stockholders' Deficiency                                     (156,634)                            (143,532)
                                                         -------------------             ------------------------

Total Liabilities and Stockholders' Deficiency                      $ 1,298                              $ 1,845
                                                         ===================             ========================




See accompanying notes.




                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three Months Ended March 31
                                                         --------------------------------------------------------
                                                                2003                              2002
                                                         -------------------             ------------------------

General and Administrative Expenses                               $ (94,102)                           $ (73,441)
                                                         -------------------             ------------------------

Loss from Operations                                                (94,102)                             (73,441)

Provision for Income Tax                                                  -                                    -
                                                         -------------------             ------------------------

Net (Loss)                                                        $ (94,102)                           $ (73,441)
                                                         ===================             ========================



Basic and Diluted (Loss) Per Share                                  $ (0.00)                             $ (0.00)
                                                         ===================             ========================

Weighted Average Common Shares                                   42,607,093                           32,585,426
                                                         ===================             ========================


See accompanying notes.





                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended March 31
                                                         --------------------------------------------------------
                                                                2003                              2002
                                                         -------------------             ------------------------

Cash Flows from Operating Activities:
Net Loss                                                          $ (94,102)                           $ (73,441)
Adjustments to reconcile net income (loss) to
   net cash used in operating activities
Stock issued for services                                            52,500                                7,500
Compensation from issuance of stock options                          28,500                               29,328
Accounts payable and accrued liabilities                               (145)                             (12,651)
                                                         -------------------             ------------------------

Net Cash Used by Operating Activities                               (13,247)                             (49,264)
                                                         -------------------             ------------------------

Cash Flows from Financing Activities
Shareholder advances                                                 12,700                               40,000

                                                         -------------------             ------------------------

Net Cash Provided by Financing Activities                            12,700                               40,000
                                                         -------------------             ------------------------

Decrease in Cash and Cash Equivalents                                  (547)                              (9,264)

Cash and Cash Equivalents - Beginning of Period                       1,845                               13,341
                                                         -------------------             ------------------------

Cash and Cash Equivalents - End of Period                           $ 1,298                              $ 4,077
                                                         ===================             ========================




See accompanying notes.

                                Dynamic I-T, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        DYNAMIC I-T, INC. ("Dynamic I-T" or the "Company"), was incorporated in Colorado on March 3, 1980. Substantially all activities of the Company have been in the development of interactive executive education seminars using computer and internet delivery technologies under the brand name L-earnbiz. Accordingly, the Company is considered to be in the development stage. The Company's corporate offices are in Santa Monica, California.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital is inadequate to meet the Company's continuing cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ending March 31, 2003 and 2002.


     LOSS PER COMMON SHARE

     Loss per common share is computed by dividing the loss for the period by the weighted average number of shares outstanding for the period.

     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

     As a result of the difficulties presented in the valuation of the loans payable due to stockholders because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above are derivative financial instruments and none are being held for trading purposes.

     RECENT ACCOUNTING PRONOUNCEMENTS In December 2002, the Financial Accounting Standards Board ("FASB") approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based compensation using the methods detailed in its stock-based compensation accounting policy.

2. STOCKHOLDER ADVANCES

     Due to cash flow problems, loans were received from certain stockholders to provide working capital.


3. STOCK TRANSACTION

     On February 4, 2003, the Company entered into a consulting agreement for strategic planning with an individual for a six month period. For the services the Company agreed to pay the consultant 1.5 million shares of common stock. The fair value of the stock issued was recorded based on quoted closing stock price on the date of the agreement.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO SAME PERIOD IN 2002

     The Company had no operating revenues in the period in 2003 or 2002. The Company incurred expenses of $94,102 in the period in 2003 compared to $73,441 in the same period in 2002. The Company had a net loss of ($94,102) in the quarter in 2003 compared a to net loss of ($73,441) in the same period in 2002. Loss per share was less than ($.01) per share in 2003 and in 2002.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1,298 at the end of the period. The Company will be forced to make private placements of stock in order to fund operations. No assurance exists as to the ability to make private placements of stock. At March 31, 2003, the Company had no accounts receivable. The Company has current liabilities of $157,932 which exceed assets by $156,634.

CONTRACTUAL OBLIGATIONS AND COMMERICIAL commitments

     As of March 31, 2003, the following obligations were outstanding:

     Shareholder advances, totaling $32,200 consist of unsecured, non-interest bearing loans with no fixed repayment terms. Therefore they are deemed payable on demand. In addition, a related party loan of $25,000, bearing interest at 18% is in default.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

The Company has periodically converted loans from stockholders to equity. In addition, stock options have been issued to consultants and others as compensation. The fair value of the shares issued is based on public market quotations on the date of issuance. The value of stock options is based on the Black-Scholes option pricing method.

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS
----------------------------------------------
Management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
                    Item 601 of Regulation S-K:

                                    None.

                         (b) Reports on Form 8-K filed  during the three  months
                    ended March 31, 2003. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 21, 2003

                                          DYNAMIC I-T, INC.



                                          by:/s/Spencer H. Young
                                          Spencer H. Young, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Spencer H. Young, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynamic I-T, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003


/s/Spencer H. Young
-----------------------
Spencer H. Young, President

                        CERTIFICATION PURSUANT TO SECTION
                          302 OF THE SARBANES OXLEY ACT


I, Allan Chalfin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Dynamic I-T, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 21, 2003


/s/Allan Chalfin
-----------------------
Allan Chalfin, CFO