Form 10QSB
period 2003-06-30
DYNAMIC I-T INC
filed 2003-08-19
CIK 354699

                                  United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the period ended June 30, 2003.

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______

                        Commission File Number 011-15499

                                Dynamic I-T, Inc.
        (Exact name of small business issuer as specified in its Charter)

           Colorado                                     82-0379959
  (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or organization)


                                2504 ELEVENTH ST
                              SANTA MONICA CA 90405
                     (Address of Principal executive office)

                                 (310) 392-8179
                                   (Telephone)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes  x                       No
                      ---                         ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         43,190,426 as of June 30, 2003

                                Table of Contents



Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002                    F-1

         Consolidated Statements of Operations for the three months and six months
         ending June 30, 2003 and 2002                                                           F-2

         Consolidated Statements of Cash Flow for the six months ending
         June 30, 2003 and 2002                                                                  F-3

         Notes to Financial Statements                                                   F-4  -  F-5


     Item 2. Managements Discussion and Analysis or Plan of Operations                           F-6


     Item 3. Controls and Procedures                                                             F-7



Part II. Other Information

    Item 6. Exhibits and Reports

Part I: Financial Information
        Item 1. Financial Statements

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                             June 30,               December 31,
                                              2003                      2002
                                          -------------            ------------

ASSETS
Current Assets
Cash                                        $      2,208           $      1,845
                                            ------------           ------------
Total Current Assets                               2,208                  1,845
                                            ------------           ------------
Total Assets                                $      2,208           $      1,845
                                            ============           ============

LIABILITIES AND STOCKHOLDERS'
DEFICIENCY

LIABILITIES
Current Liabilities
Accounts payable                            $      5,400           $      7,120
Accrued compensation                              83,000                 83,000
Accrued interest                                  12,007                 10,757
Related party loans                               25,000                 25,000
Stockholder advances                              43,200                 19,500
                                            ------------           ------------

Total Current Liabilities                        168,607                145,377
                                            ------------           ------------

STOCKHOLDERS' DEFICIENCY

Common stock, no par value; 100
million shares authorized,
43,190,426 shares issued and
outstanding at June 30, 2003,
41,690,426 shares issued and
outstanding at December 31, 2002              11,585,899             11,476,187
                                            ------------           ------------

Accumulated (deficit)                         (9,733,893)            (9,733,893)
Deficit accumulated in the
development stage                             (2,018,405)            (1,885,826)
                                            ------------           ------------

Total Stockholders' Deficiency                  (166,399)              (143,532)
                                            ------------           ------------


Total Liabilities and
Stockholders' Deficiency                    $      2,208           $      1,845
                                            ============           ============

                             See accompanying notes

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended June 30                      Six Months Ended June 30
                                            -----------------------------------           -----------------------------------
                                               2003                    2002                   2003                    2002
                                            ------------           ------------           ------------           ------------
General and Administrative
Expenses                                    $    (38,478)          $   (315,800)          $   (132,580)          $   (389,241)
                                            ------------           ------------           ------------           ------------
Loss from Operations                             (38,478)              (315,800)              (132,580)              (389,241)
Provision for Income Tax                            --                     --                     --                     --
                                            ------------           ------------           ------------           ------------
Net Income (Loss)                           $    (38,478)          $   (315,800)          $   (132,580)          $   (389,241)
                                            ============           ============           ============           ============

Basic and Diluted (Loss) Per Share          $       --             $      (0.01)          $       --             $      (0.01)
                                            ============           ============           ============           ============
Weighted Average Shares                       43,190,426             33,731,855             42,900,371                161,807


                             See accompanying notes

                                DYNAMIC I-T, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENTOF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months Ended June 30
                                         ------------------------------------------------
                                                 2003                        2002
                                         ----------------------        ------------------

Cash Flows from Operating
Activities:

Net Loss                                       $(132,580)                $(389,241)
Adjustments to reconcile net
income (loss) to net cash used in
operating activities
Imputed officer salary                              --                      40,833
Stock issued for services                         52,500                      --
Compensation from issuance of
stock options                                     57,212                   277,207
Accounts payable and accrued
liabilities                                         (469)                  (12,026)
                                               ---------                 ---------
Net Cash Used by Operating
Activities                                       (23,337)                  (83,227)
                                               ---------                 ---------
Cash Flows from Financing
Activities
Proceeds from stock sale                            --                      35,000
Stockholder advances                              23,700                      --
Proceeds from note payable                          --                      40,000
                                               ---------                 ---------
Net Cash Provided by Financing
Activities                                        23,700                    75,000
                                               ---------                 ---------

Increase/(Decrease) in Cash and
Cash Equivalents                                     363                    (8,227)
Cash and Cash Equivalents -
Beginning of Period                                1,845                    13,341
                                               ---------                 ---------
Cash and Cash Equivalents - End
of Period                                      $   2,208                 $   5,114
                                               =========                 =========


                             See accompanying notes

                                Dynamic I-T, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DYNAMIC I-T, INC. ("Dynamic I-T" or the "Company"), was incorporated in Colorado on March 3, 1980. Substantially all activities of the Company have been in the development of interactive executive education seminars using computer and internet delivery technologies under the brand name L-earnbiz. Accordingly, the Company is considered to be in the development stage. The Company's corporate offices are in Santa Monica,California.


     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital is inadequate to meet the Company's continuing cash needs, including complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. No cash was paid for interest and income taxes for the periods ending June 30, 2003 and 2002.


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


3. STOCK TRANSACTION

4. EVENT SUBSEQUENT TO JUNE 30, 2003

            On June 30, 2003, the Company entered into an agreement to acquire all of the common stock of Artwork & Beyond, Inc. ("Artwork"), a New York corporation, no later than August 1, 2003 by issuing Company common stock to Artwork shareholders. After the acquisition, the Artwork shareholders will own 80% of all of the issued and outstanding common shares of the Company (taking into account the potential effect of exercise by current option and warrant holders of the Company). Artwork will also pay the Company $50,000. Coincident with the transaction, the Company intends to effectuate a reverse split of its stock.

            Artwork is engaged in retailing fine art on its http://www.artinaclick.com/ website.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


As a consequence of a strategic review and determination, effective June 30, 2003, the Company suspended its existing operations and initiated the steps to discontinue same.

In connection with its decision to discontinue its existing operations, the Company entered into formal negotiations with the shareholders of Artwork and Beyond, Inc. ("Artwork") and executed an Exchange Agreement (the "Exchange Agreement") providing for the exchange of all of the shares of common stock of Artwork for that number of shares of the Company issuable or to be issued that will cause the shareholders of Artwork to hold eighty percent (80%) of the common stock of the Company.

As part of the transaction underlying the Exchange Agreement, certain majority shareholders of the Company (the "DYNM Majority Shareholders") agreed to enter into a lock-up of their shares for a period of fifteen months with a complete prohibition on transferring such shares for the first five (5) months and allowable transfers of 10% of their respective shares per month for the subsequent ten (10) months. These DYNM Majority Shareholders also agreed to waive their rights to exercise any options, warrants or other derivative securities of the Company held by them until such time as the Company completes a reverse split of its common stock.

In addition, as part of the same transaction, the Company amended the charter of an existing subsidiary, Dynamic IT, Inc., a Nevada corporation ("Dynamic Nevada") and on closing of the Exchange Agreement will transfer all of the existing assets of the Company to Dynamic Nevada. Concurrently with these transactions, Dynamic Nevada has also entered into a Stock Purchase Agreement with Allan Chalfin, Robert Hinckley, Paul R. Warshaw, and Spencer Young (the "Spin-off Shareholders") whereby the DYNM Majority Shareholders agreed to purchase all of the stock of Dynamic Nevada.



RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SAME PERIODS IN 2002

     The Company had no operating revenues in 2003 or 2002.

       The Company incurred expenses of $38,478 in the quarter ended June 30, 2003 compared to $315,800 in 2002. The Company had a net loss of ($38,478) for the three months ended June 30, 2003 compared a to net loss of ($315,800) in 2002.

       Loss per share for the quarter and year-to date period ended June 30, 2003 was less than ($.01) per share as compared to $(.01) for each period in 2002.

     The Company losses will continue until business and profitable operations are achieved. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $2,208 as of June 30, 2003. The Company has current liabilities of $168,607 which exceed assets by $166,399. The Company will be forced to make private placements of stock in order to fund operations. No assurance exists as to the ability to make private placements of stock.

CONTRACTUAL OBLIGATIONS AND COMMERICIAL commitments

     As of June 30, 2003, the following obligations were outstanding:

     Shareholder advances, totaling $43,200 consist of unsecured, non-interest bearing loans with no fixed repayment terms. Therefore they are deemed payable on demand. In addition, a related party loan of $25,000, bearing interest at 10% is in default.

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


Item 3. EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

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

Item 5.           Other information - None.

Item 6.           Exhibits and reports on Form 8-K

                       (b) Reports on Form 8-K filed during the six months
                    ended June 30, 2003. (incorporated by reference)

                                    None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:  August 19, 2003

                                       DYNAMIC I-T, INC.

                                       By:  /s/ Spencer H. Young
                                          -------------------------------
                                          Spencer H. Young, President

                                 CERTIFICATIONS

     I, Spencer H. Young, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dynamic I-T, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining discloser controls and procedures ( as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

          a) designed such discloser controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          b) evaluated the effectiveness of the registrant's discloser controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the discloser controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: August 19, 2003

          /s/ Spencer H. Young
          --------------------
          Spencer H. Young, President

                                 CERTIFICATIONS

     I, Allan Chalfin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dynamic I-T, Inc. Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining discloser controls and procedures ( as defined in Exchange Act Rules 13a - 14 and 15d - 14) for the registrant and we have:

          a) designed such discloser controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          b) evaluated the effectiveness of the registrant's discloser controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the discloser controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control's; and

     5. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date: August 19, 2003

          /s/Allan Chalfin
          ----------------
           Allan Chalfin, CFO