Form 10QSB
period 2003-09-30
DYNAMIC I-T INC
filed 2003-12-17
CIK 354699

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the period ended September 30, 2003.

---  Transition Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934 for the transition period from         to
                                                         -------    -------

                        Commission File Number 011-15499

                                Dynamic I-T, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its Charter)

                   Colorado                              82-0379959
        -------------------------------       -----------------------------
        (State or other jurisdiction of              (IRS Employer
              Identification No.)              Incorporation or organization)


                                 331 Dante Court
                            Holbrook, New YoRK 11741
                     ---------------------------------------
                     (Address of Principal executive office)

                                 (631) 471-0065
                                 --------------
                                   (Telephone)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X     No
            -----     ----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       100,000,000 as of December 10, 2003

                                Table of Contents



Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet as of September 30, 2003 and
         December 31, 2002                                                  F-2

         Consolidated Statements of Operations for the nine months
         ending September 30, 2003 and 2002                                 F-3

         Consolidated Statement of Stockholders' Deficiency                 F-4

         Consolidated Statements of Cash Flow for the nine months ending
         September 30, 2003 and 2002                                        F-5

         Notes to Financial Statements                                      F-6


     Item 2. Managements Discussion and Analysis or Plan of Operations        2

     Item 3. Controls and Procedures                                          3

Part II. Other Information

    Item 6. Exhibits and Reports                                              4

PART I: FINANCIAL INFORMATION
           ITEM 1. FINANCIAL STATEMENTS


                            ARTWORK AND BEYOND, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

ASSETS
   CURRENT ASSETS:
Excess of cost over net assets acquired                             $    50,000
Inventory                                                                   500
                                                                    -----------
   Total current assets                                                  50,500

Equipment, net                                                           10,970
Security deposit                                                          5,631
                                                                    -----------
   Total assets                                                     $    67,101
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
   CURRENT LIABILITIES:
Checks drawn in excess of cash balance                              $     6,021
Accounts payable and accrued expenses                                   201,160
Notes payable - shareholders/officer                                    279,804
Customer deposits                                                           379
                                                                    -----------
   Total current liabilities                                            487,364

CONTINGENCY

STOCKHOLDERS' DEFICIENCY
Preferred stock, $.001 par value;
   1,000,000 shares authorized, no shares issued
   and outstanding
Common stock, $0.001 par value;
   20,000,000 shares authorized,
   10,671,664 shares issued and outstanding                              10,672
Additional paid-in capital                                            1,954,981
Accumulated deficit                                                  (2,385,916)
                                                                    -----------
   Total stockholders' deficiency                                      (420,263)
                                                                    -----------
   Total liabilities and stockholders' deficiency                   $    67,101
                                                                    ===========


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Month Period                 Nine Month Period
                                                         Ended September 30,                Ended September 30,
                                                   -------------------------------    ------------------------------
                                                        2003             2002              2003            2002
                                                   --------------  ---------------    --------------  --------------
Sales, net                                           $     60,864    $     47,847      $    170,469    $    122,582

Cost of sales                                              22,063          21,052            70,149          58,351
                                                     ------------    ------------      ------------    ------------

Gross profit                                               38,801          26,795           100,320          64,231

Commission income, net                                       --             3,982             5,826          16,935
                                                     ------------    ------------      ------------    ------------

Total income                                               38,801          30,777           106,146          81,166

Selling, general and administrative expenses              115,860          77,329           370,782         262,194
                                                     ------------    ------------      ------------    ------------

Loss from operations before interest income,
    other income, and provison for income taxes           (77,059)        (46,552)         (264,636)       (181,028)

Interest income                                              --              --                --               290
Other income                                                 --              --                --             4,600
                                                     ------------    ------------      ------------    ------------

Total other income                                           --              --                --             4,890

Loss before provision for income taxes                    (77,059)        (46,552)         (264,636)       (176,138)

Provision for income taxes                                   --              --                --              --
                                                     ------------    ------------      ------------    ------------

Net loss                                             $    (77,059)   $    (46,552)     $   (264,636)   $   (176,138)
                                                     ============    ============      ============    ============

Loss per common share - basic and diluted            $      (0.01)   $      (0.00)     $      (0.03)   $      (0.02)
                                                     ============    ============      ============    ============

Weighted average common shares outstanding             10,671,664       9,671,664        10,561,774       9,015,118
                                                     ============    ============      ============    ============


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                   (Unaudited)

                                                                                                           Common
                                                  Common Stock              Additional                      Stock
                                           ---------------------------       Paid-in      Accumulated   Subscription
                                               Shares        Amount          Capital        Deficit       Receivable       Total
                                           ---------------------------     -----------   -----------     -----------    -----------
Balance, January 1, 2001                    9,000,000      $     9,000     $ 1,358,503   $  (785,832)    $      --      $   581,671
Issuance of shares for services related
  to public offering of January 2001          600,000              600          94,400        95,000
Compensation expense recorded for
  shares issued at discount to market at
  January 2001                                457,000          457,000
Cancellation of January 2001 issuance
  of shares and compensation expense         (600,000)            (600)       (551,400)     (552,000)
Compensation expense recorded for
  shares issued at a discount to market       502,000          502,000
Issuance of shares for services related
  to public offering                          600,000              600          49,400        50,000
Common stock subscription receivable          (40,000)         (40,000)
Net loss                                   (1,041,174)      (1,041,174)
                                          -----------      -----------     -----------   -----------     -----------    -----------
Balance, December 31, 2001                  9,600,000            9,600       1,909,903    (1,827,006)        (40,000)        52,497

Issuance of shares for accrued
  expenses at June 30, 2002                    71,664               72          66,078        66,150
Reduction of common stock
  subscription receivable                      30,000           30,000
Net loss                                     (294,274)        (294,274)
                                          -----------      -----------     -----------   -----------     -----------    -----------
Balance, December 31, 2002                  9,671,664            9,672       1,975,981    (2,121,280)        (10,000)      (145,627)

Sale of common stock pursuant to a
  registration statement                    1,000,000            1,000          49,000        50,000
Offering costs                                (70,000)         (70,000)
Reduction of common stock
  subscription receivable                      10,000           10,000
Net loss                                     (264,636)        (264,636)
                                          -----------      -----------     -----------   -----------     -----------    -----------
Balance, September 30, 2003                10,671,664      $    10,672     $ 1,954,981   $(2,385,916)    $      --      $  (420,263)
                                          ===========      ===========     ===========   ===========     ===========    ===========


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                   ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Nine Month Period
                                                                                               Ended September 30,
                                                                                         ----------------------------
                                                                                            2003               2002
                                                                                         ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                 $(264,636)         $(176,138)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

  Depreciation expense                                                                       4,563              4,622

Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                            1,690
  Decrease in inventory                                                                      4,939              2,832
  (Decrease) in customer deposits                                                           (2,126)            (2,526)
  Increase in checks drawn in excess of cash balance                                         6,021
  Increase in accounts payable and accrued expenses                                         39,819              6,433
  (Increase) in security deposit                                                            (5,631)
                                                                                         ---------          ---------
Net cash (used) by operating activities                                                   (211,420)          (168,718)
                                                                                         ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Excess of cost over net assets acquired                                                  (50,000)
                                                                                         ---------          ---------
Net cash (used) by investing activities                                                    (50,000)              --
                                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in notes payable                                                                200,000             45,000
  Increase in common stock subject to rescission                                            20,000
  Proceeds from the sale of common stock                                                    50,000
  Proceeds from common stock subscription receivable                                        10,000
                                                                                         ---------          ---------
Net cash provided by financing activities                                                  260,000             65,000
                                                                                         ---------          ---------

Net increase in cash and cash equivalents                                                   (1,420)          (103,718)
  Cash and cash equivalents at beginning of period                                           1,420            134,802
                                                                                         ---------          ---------
  Cash and cash equivalents at end of period                                             $    --            $  31,084
                                                                                         =========          =========

Cash paid during the period for:
  Interest                                                                               $    --            $    --
  Income Taxes                                                                           $     715          $    --

Non-cash financing activity:
  Reduction of deferred offering costs applied against
   proceeds from the sale of stock                                                       $  70,000          $    --
Common stock issued for accrued expenses                                                 $    --            $  66,150


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial statements represent the accounts of Artwork and Beyond, Inc. (the "Company"), a Delaware corporation formed on August 5, 1999, and its subsidiaries, Dynamic I-T, Inc., and Great Art Collectibles LLC.

The Company conducts its operations from offices located in Holbrook, Long Island, New York.

On August 22, 2003, an Exchange Agreement was executed, whereby the shareholders of Artwork and Beyond, Inc. received an aggregate of 80% of the outstanding common stock of Dynamic I-T, Inc. (CYNM), a public company whose stock is traded on the Over-The-Counter Bulletin Board in exchange for all of their common stock.

Concomitant with the closing, a Spin-Off/Subsidiary of DYNM was formed. Certain obligations of DYNM were transferred to this subsidiary, which were not transferred to Artwork and Beyond, Inc.

The Spin-Off/Subsidiary agreed to indemnify DYNM for any (1) liabilities or claims arising out of or in connection with such spin-off, including but not limited to any tax liability that may arise therefrom , as well as (2) any obligations.

As a result of this transaction, Artwork and Beyond, Inc. acquired and exercised control over Dynamic I-T, Inc. Accordingly, for accounting purposes, the transaction has been treated as a recapitalization of Artwork and Beyond, Inc., and, therefore, the financial statements represent a continuation of the accounting acquirer, Artwork and Beyond, Inc., not Dynamic I-T, Inc., the legal acquirer. Artwork and Beyond, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book value.

Great Art Collectibles LLC is a New York limited liability corporation formed on June 13, 2003. Its activity is nominal.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has only recently begun to generate revenue, and has incurred significant operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company will seek to obtain funds through the sale of additional equity or debt securities and intends to expand its revenue stream through the utilization of auctions on the internet.

In the opinion of management, the interim financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NATURE OF OPERATIONS
The Company was a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7 until the third quarter of 2001.

The Company was formed for the purpose of providing a medium for the purchase of artwork on the internet. The Company offers artwork through its website on the internet and provides this artwork directly from the supplier. The Company will generate revenues by the sale of such artwork and framing. It is the Company's goal to become the dominant provider in the charity art auction market and retail market, both online and offline.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION, CUSTOMER DEPOSITS, AND COMMISSION INCOME
Revenue is recognized when artwork is shipped. Substantially all revenue is paid for prior to the artwork being shipped which results in customer deposits. Sales are subject to the right of return. An allowance for estimated returns is provided when necessary. The Company has one gallery on its e-commerce site that generates sales in which the Company acts essentially as an agent. The risk of loss on sales filled through this gallery is

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

borne by a related company. Revenue on these orders is recorded net of related costs and classified as commission income.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of current assets and current liabilities approximates fair value due to the relatively short maturity of these instruments.

INVENTORY
The Company's inventory, all finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.

EQUIPMENT
Equipment is recorded at cost. Repairs and maintenance costs are charged to operations as incurred. Depreciation is computed using straight-line methods calculated to amortize the cost of assets over their estimated useful lives, generally three to seven years. Upon retirement or other disposition of equipment, the cost and related depreciation will be removed from the accounts and the resulting gains or losses recorded.

ORGANIZATION COSTS
In accordance with American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses, as incurred, costs related to organizational and start-up activities.

COST OF COMPUTER SOFTWARE
In accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses related costs as incurred.

ADVERTISING COSTS
Advertising costs are expensed as incurred and included in selling, general, and administrative expenses. For the nine months ended September 30, 2003, advertising expense approximated $10,000.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES
Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

LOSS PER SHARE
      The computation of basic (loss) or earnings per share ("EPS") is computed by dividing (loss) or income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. Potentially dilutive securities outstanding as of September 30, 2003 were 566,675 shares.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At September 30, 2003, and for the period then ended, the Company had no items of other comprehensive income and has, therefore, not presented a Statement of Comprehensive Income.

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145, when adopted, will require applying the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining how to classify gains and/or losses resulting from extinguishment of debt. The effective date of adoption of SFAS No. 145 is for fiscal years beginning after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its financial position or results of operations.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities." This Statement requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the financial statements with respect to future disposal decisions, if any.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", which amended Statement No. 123, "Accounting for Stock Based Compensation." SFAS No. 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of Statement No. 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial position or results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." According to this statement, goodwill and other intangible assets acquired after June 30, 2001 are no longer amortized. Instead, such assets are tested for impairment. The adoption of SFAS no. 142 may have a significant impact on the Company's future financial statements.


NOTE 2 - EQUIPMENT

Equipment consists of the following:
                                                        September 30,
                                                             2003
                                                        -----------
           Equipment and Furniture                         $ 30,813
           Less:  Accumulated Depreciation                  (19,843)
                                                        -----------
                                                           $ 10,970

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INCOME TAXES

The deferred income tax benefit approximates $126,000 for the nine months ended September 30, 2003. State taxes included therein are approximately $24,000 for the nine months ended September 30, 2003. The non-current deferred tax asset of $990,000 at September 30, 2003 is comprised of the benefits of net operating losses. At September 30, 2003, the State tax component of the deferred tax asset approximated $201,000. The balance of the deferred tax asset is related to the Federal income tax component.

The reconciliation of the effective income tax rate to the Federal statutory rate of 39% is related to the effect of state income tax rates.

At September 30, 2003, the Company had net carryforward losses of approximately $1,885,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances of $990,000 at September 30, 2003 equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Net operating loss carryforwards expire as follows:

                                                    Nol          Expiration
                                               Carryforward         Date
                                               -----------       ----------
                                               $    24,000           2019
                                                   753,000           2020
                                                   547,000           2021
                                                   295,000           2022
                                                   266,000           2023
                                               -----------
                                               $ 1,885,000

The net operating loss benefits could also be reduced if there is a "382 Change of Ownership."

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RELATED PARTY TRANSACTIONS

In November 1999, the Company entered into an agreement with an entity which, at that time, was a related company (an officer, director, and shareholder of the Company owned this related company). The Company purchased certain prints of works of art, framed and unframed, from this entity. The entity has agreed to supply such art at competitive terms, on an exclusive basis to the Company, for sale on the internet. In July 2001, the shareholder discussed above sold his 100% interest in the formerly related entity to an unrelated third party.

At September 30, 2003, the Company included in accrued expenses amounts payable to the related entity of approximately $2,500. Total purchases from this related party at for the nine months ended September 30, 2003 were approximately $18,000.

Additionally, the Company leases its office space on a month-to-month basis from this related company. Rent expense was approximately $22,000 for the nine months ended September 30, 2003.


NOTE 5 - NOTES PAYABLE - SHAREHOLDERS/OFFICER

At September 30, 2003, the Company was obligated to a shareholder/officer pursuant to three non-interest bearing demand notes totaling $27,304 and two additional notes in the amounts of $10,000 and $7,500 each bearing interest at the rate of 9% per annum and maturing on March 20, 2004 and March 24, 2004, respectively. Additionally, the Company was indebted to two other shareholders for a total of $235,000, pursuant to seven notes each bearing interest at the rate of 9% per annum with the following maturities: $20,000 due on August 23, 2003, extended to February 23, 2004, $15,000 due on August 28, 2003, extended to February 28, 2004, $25,000 due on November 5, 2003, $85,000 due on December 25, 2003, $15,000 due on January 18, 2004, $50,000 due on February 20, 2004, and
$25,000 due on February 25, 2004.

Interest expense related to the above notes for the nine months ended September 30, 2003 was approximately $10,500. At September 30, 2003, the weighted average interest rate on short-term borrowings was 7.87%. The average dollar amount of the borrowings as of September 30, 2003 was approximately $23,000.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMON  STOCK

On October 4, 2001, an investor agreed to provide for aggregate payments of $50,000 ($.08333 per share) in exchange for 600,000 shares of common stock. As of January 2003, all payments have been made. The agreement further provided that in the event the Company's (SEC) registration statement was not declared effective or the stock was not publicly traded by December 31, 2002, then the investor had the right to return 360,000 shares. Since the registration of shares became effective in January 2003, the right of return is no longer operative.

In January 2003, the Company's registration statement became effective and 1,000,000 common shares were sold at $.05 per share.


NOTE 7 - OPTIONS AND WARRANTS

In January 2000, the Company adopted an incentive stock option plan ("ISO") that provides for the issuance of options to purchase 450,000 shares of common stock.

The Company will use the intrinsic value method (APB Opinion 25) to account for its stock options granted to officers, directors, and employees. Under this method, compensation expense is recorded over the vesting period based on the difference between the exercise price and quoted market price on the date the options are granted.

ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option may be granted under the ISO after January 2010 and no option may be outstanding for more than ten years after its grant. Additionally, no option can be granted for more than five years to a stockholder owning 10% or more of the Company's outstanding common stock and such options must have an exercise price of not less than 110% of the fair market value on the date of the grant. No options have been granted pursuant to the ISO plan.

On September 30, 2000, the Company granted an employee an option to purchase 180,000 shares of common stock, exercisable at $0.92 per share. The options vested one half on November 15, 2000, and the balance on May 15, 2001, and expire in September 2005. The exercise price equaled the fair value of the stock on the date of grant and, accordingly, the Company has not recorded any compensation expense related to these options.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - OPTIONS AND WARRANTS (continued)

The Company has granted options to members of its advisory board covering an aggregate of 7,500 shares of common stock. The options have an exercise price of $1.50 per share, vest one year from date of grant and expire in 2004.

A summary of stock option transactions is as follows:

                                                             SEPTEMBER 30, 2003
                                                             ------------------
Outstanding, beginning                                             187,500
Granted at an exercise price of $1.50 per share
                                                                   -------
Outstanding, ending and exercisable                                187,500
                                                                   =======

The Company accounts for its stock option transactions under the provisions of APB No. 25. The following pro forma information is based on estimating the fair value of grants based upon the provisions of SFAS No. 123. The fair value of each option granted during the periods indicated has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        September 30, 2003
                                                        ------------------
Risk free interest rate                                         4%
Life of the options                                          6 months
Expected dividend yield                                         0%
Expected volatility                                             0%
Weighted fair value of options granted                        $0.00



WARRANTS
The Company has issued outstanding warrants to purchase 379,175 shares of common stock. The warrants are exercisable on or before April 20, 2005 at an exercise price of $0.98 per share.


NOTE 8 - EXCESS OF COST OVER NET ASSETS ACQUIRED

As a result of its acquisition of Dynamic I-T, Inc. on August 22, 2003, excess of cost over net assets acquired was recognized in the amount of $50,000. In accordance with FAS No. 142, "Goodwill and Other Intangible Assets," the Company will not amortize the excess of cost over net assets acquired, but will instead evaluate it for impairment on a periodic basis. As of September 30, 2003, the Company's management had determined that no such impairment had occurred.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - MAJOR VENDORS

The Company purchases substantially all of its artwork from one vendor and virtually has all of its artwork framed by another vendor. At September 30, 2003, the Company has included in accrued expenses amounts payable to these vendors of approximately $2,500 each. Total purchases from these two vendors were approximately $18,000 and $5,000, respectively, during the nine month period ended September 30, 2003.


NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                          SEPTEMBER 30,2003
                                                          -----------------
Accrued offering costs                                           60,000
Accrued litigation costs                                         30,000
Accrued accounting and auditing                                  36,769
Other accrued expenses                                           27,311
Accrued artwork purchases                                         5,387
Accrued compensation                                              7,756
Accrued interest                                                 13,967
Accounts payable                                                 19,970
                                                               --------
                                                               $201,160


NOTE 11 - CONTINGENCY

The Company has been named as one of several defendants in an action in the Supreme Court of the State of New York. The plaintiff is seeking the recovery of an alleged finder's fee for a business transaction. While the case is being vigorously opposed, the outcome cannot be determined as it is still in the discovery phase. However, it is possible that the Company could incur settlement and legal expenses defending the lawsuit. The company has made a provision for such costs.

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NEW DEVELOPMENTS

We have entered into definitive agreements with the internet division of an on-air vendor as well as with one of the largest online retail catalog and mail-order merchants. We are currently in active negotiations with the online divisions of two additional large national distribution chains.

The Company is in the process of adding canvas transfers and new lines of hand painted oil reproductions to its product lines. While these types of product are a higher cost product, they also produce substantially higher margins on sale to the public.


RECENT ACQUISITION

In August 22, 2003, we acquired all of the shares of common stock of Artwork and Beyond, Inc. ("Artwork") in exchange for shares and rights to acquire shares of common stock representing 80% of the common stock of the Company post-acquisition. Upon the acquisition, nominees of the shareholders of Artwork were elected as directors and officers of the Company. In October, 2003, all of the directors and officers of the Company prior to the Artwork transaction tendered their resignations, which were accepted by the Company.
Prior to this transaction, we contributed our existing assets and liabilities to a wholly-owned subsidiary that was transferred to prior management for nominal consideration following the acquisition of Artwork.

The Company is treating the acquisition of Artwork as a reverse acquisition for accounting purposes. The business of Artwork constitutes the only operations of the Company at this time.


RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE SAME PERIODS IN 2002

       Sales for the Company were $60,184 and $170,469 for the quarter and nine-months ended September 30, 2003 as compared to $47,847 and $122,582 for the same periods in 2002. Although revenue from art auctions has slowed during the past nine months, sales from our Art-in-a-click.com business have increased briskly. The Company had a net operating loss of ($77,059) for the three months and ($264,636) for the nine months ended September 30, 2003 compared to net loss of ($46,552) and ($176,138) for the corresponding periods in 2002.

       The Company incurred selling, general and administrative expenses of $115,680 and $370,782 for the quarter and the nine months, respectively, ending September 30, 2003 as compared to $77,329 and $262,194 for the same periods in 2002. The increase in these expenses was due to increased selling advertising efforts. The Company had a net loss of ($77,059) for the three months and ($264,636) for the nine months ended September 30, 2003 compared to net loss of ($46,552) and ($176,138) for the corresponding periods in 2002.

       Loss per share for the quarter and year-to date period ended September 30, 2003 was ($.01) per share and ($.03) per share, respectively, as compared to less than ($.01) and ($.02) for the corresponding periods in 2002.

     The Company believes losses will continue unless it is able to implement increased marketing activites. It is seeking additional capital for these purpose. While the Company is seeking capital sources for investment, there is no assurance that capital sources can be found.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $50,500 as of September 30, 2003. The Company has current liabilities of $487,364 and negative working capital deficit of $436,864. In addition, the Company has short term notes payable of $279,804. Its financials as of the year ended 2002 were subject to a going concern qualification by its auditors. We will require additional capital to implement its business plan, including funds necessary to increase its selling and advertising efforts. We are attempting at this time to raise additional capital through a private placement of debt securities. If the Company does not obtain sufficient capital, it may be forced to curtail and possibly discontinue such operations. No assurance exists, however, as to our ability to raise such funds through a private placements in the current market.


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

                                    PART II

                                OTHER INFORMATION

Item 2. Changes in securities

In conjunction with the acquisition of Artwork and Beyond, Inc. ("Artwork"), the Company issued an additional 56,809,574 shares of its common stock to the shareholders of Artwork in a transaction that was exempt from registration as a private placement pursuant to Section 4(2) of the Securities Act of 1933. In addition, the Company issued certificates evidencing the right of the shareholders of Artwork to receive an additional 175,663,138 shares of common stock (or the equivalent pro-rata number of shares following a reverse split by the Company).


Item 6. Exhibits and reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K:

           None.


          (b) Reports on Form 8-K filed during the nine months ended September 30, 2003. (incorporated by reference)


          Items 2 and 7 Filed with the Commission on September 23, 2003.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:  December 17, 2003

                                                        DYNAMIC I-T, INC.

                                                        By:  /S/ HOWARD BLUM
                                                        ----------------------
                                                        Howard Blum, President