Form 10KSB
period 2003-12-31
DYNAMIC I-T INC
filed 2004-05-11
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003


                             ARTWORK & BEYOND, INC.
                             ----------------------
                          (formerly Dynamic I-T, Inc.)
                 (Name of Small Business Issuer in Its Charter)

        Colorado                      000-10065                 84-0820529
       -----------                   ------------             ---------------
(State or other jurisdiction     (Commission File No.)           (Employer
       of incorporation)                                     Identification No.)


         331 Dante Court,
        Holbrook, New York                                        11741
----------------------------------------                         --------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (631) 471-0065
                                                           ---------------


         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                  Name of Each Exchange on Which Registered
--------------------              ----------------------------------------------
   Not Applicable                              Not Applicable


Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days.       Yes /X/     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

/X/ Issuer's revenues for its most recent fiscal year were $248,227.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 1, 2004 based on the average of the closing bid and asked prices for such shares on such date, was approximately $4,138,000.

The number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2004 was 16,552,568.

Transitional Small Business Disclosure Format (check one):   Yes /  /   No  /X/


                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not applicable


Forward Looking Statements

Some of the statements in this report constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance or achievements to be significantly different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

RISKS ASSOCIATED WITH OUR BUSINESS

OUR OPERATIONS HAVE BEEN LIMITED BY A LACK OF FINANCING.
While we have been operating for nearly three years, the scope of our business has been limited and we are still essentially a start-up. The Company's auditors have noted a "going concern" qualification in their Report. An investor in our shares must consider the risks and difficulties frequently encountered by start-up companies in new and rapidly evolving markets. These challenges include our need to establish our brand name awareness, and our need to attract and retain customers at a reasonable cost.

Although we have substantial data concerning which specific works of art may sell, we may have limited insight into other trends that may emerge and affect our business. Because we are a start-up company and our market is in an early stage of development, we cannot be certain that our business strategy will be successful or that we will successfully address these risks. Any failure to do so would seriously harm our business and operating results.

AS A RESULT OF OUR RECURRING LOSSES, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

Our independent auditors issued a qualified report on their audit of our financial statements for the years ended December 31, 2003 and 2002. Their report contains as explanatory paragraph and footnote in which they state that our history of recurring losses and lack of revenues raise substantial doubt regarding our ability to continue as a going concern.

CONSUMERS MAY NOT ADOPT THE INTERNET AS A WAY OF BUYING ARTWORK, WHICH WOULD PREVENT US FROM BECOMING PROFITABLE.

If we do not attract and retain a high volume of online customers to our web site at a reasonable cost, our business will not succeed. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping for artwork and as a result may never achieve widespread customer acceptance of shopping for artwork online. Specifically, consumers may not wish to change the way they purchase art and may feel it is necessary to view the actual works of art rather than pictures before purchasing them. In addition, Consumers may not be willing to make orders online due to perceived difficulty of placing complex orders online or pricing that does not meet customer expectations of "finding competitive prices on the internet." As a result we may never drive sufficient revenues from our operations in order to become a profitable enterprise.


INCREASING OUR SALES WILL DEPEND LARGELY ON INCREASING OUR CUSTOMER BASE, RATHER THAN MAKING SALES TO REPEAT CUSTOMERS.

We expect our on-line customers initially to be individuals and families purchasing artwork for home and office decoration and, to a lesser extent, as gifts. Unlike consumer products, which are used and repurchased art is purchased for long-term use. Therefore, while we expect that we will have repeat customers if they have a favorable experience in purchasing from our web site, we expect that sales to repeat customers will be limited. Accordingly, we will have to attract new customers in order to expand our revenues and achieve profitability.

WE DEPEND ON INDEPENDENT VENDORS FOR SUPPLY OF ARTWORK FRAMING AND OTHER SERVICES; IF THEY DO NOT PERFORM, WE WILL NOT BE ABLE TO EFFECTIVELY SHIP ORDERS.

We rely on third parties to supply art and framing and fulfill and ship orders. We, therefore, will be subject to the risks that these providers will not be able to deliver products or perform services. If for any reason any of these providers fails to perform we may not be able to service our customers and thereby may loss customers or damage our reputation. While we believe there are alternatives for most of our third party providers, we may not replace a provider in a timely fashion or the pricing or quality of services of a substitute may not be commensurate with that previously available.

WE DEPEND UPON THE CONTINUED AVAILABILITY OF ONE PRINCIPAL, AND HIS LOSS OR UNAVAILABILITY COULD PUT US AT A COMPETITIVE DISADVANTAGE.

Our success depends largely on the skills, experience and reputation of Howard Blum, who was one of the founders of our legacy business. Mr. Blum devotes substantially all his professional time to the business affairs of Artwork and Beyond. He has not executed an employment agreement. There is no assurance that these individuals will continue to provide services within the foregoing time parameters or that they will provide any services at all. The loss or unavailability of either of these individuals for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations. There can be no assurance that we will be able to replace these key individuals in the event their services become unavailable. See "Management."

WE MAY BE FOUND TO INFRINGE PROPRIETARY RIGHTS OF OTHERS, WHICH COULD RESULT IN DAMAGE TO ARTWORK & BEYOND.

Third parties may claim infringement by us with respect to past, current or future technologies. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry grows. Any claim, whether meritorious or not, could be time-consuming, and result in costly litigation. Any uncertainty could cause service and upgrade delays. If a claim were made we may be required to seek to enter into royalty or licensing agreements that may not be available on terms acceptable to us or at all.

WE HAVE BEEN SUED AND IF A JUDGMENT IS OBTAINED OR WE INCUR SUBSTANTIAL LEGAL FEES WE MAY NOT BE ABLE TO FULFILL OUR BUSINESS PLAN.

We have been named a defendant in an action, together with our principal shareholders and Ross Galleries, Inc. The plaintiff is a business finder seeking compensation in the amount of $125,000. As a result of this action we may incur substantial legal fees. The payment of legal fees and any adverse judgment could divert funds from operations, if any, and affect our ability to operate or fulfill our business plan.

RISKS ASSOCIATED WITH OUR SECURITIES

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our common stock.

WE DO NOT INTEND TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

We have never paid any dividends to our stockholders. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. If we determine that we will pay dividends to the holders of our common stock, there is no assurance or guarantee that such dividends will be paid on a timely basis.

WE MAY SELL ADDITIONAL SHARES OF OUR COMMON STOCK WITHOUT STOCKHOLDER CONSENT.

We may raise additional capital by issuing additional shares of common stock. Our management will have the right to determine the number of shares that we will offer and the purchase price per share without the consent or approval of the investors.


                                     PART I

Item 1.  Description of Business.

BUSINESS HISTORY

         The corporation was formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980 and later changed its name to Dynamic I-T, Inc. Historically, the Company worked at developing a business model directed to distance learning via internet of executive education. In 2003, pursuant to an Exchange Agreement (the "Exchange Agreement") with the shareholders of Artwork & Beyond, Inc. ("Artwork") the Company acquired all of the shares of common stock of Artwork for that number of shares of the Company issuable or to be issued that will cause the shareholders of Artwork to hold eighty percent (80%) of the common stock of the Company.

         Prior to the Closing, the Company transferred all of its then existing liabilities and assets to its wholly-owned subsidiary, Dynamic IT, Inc., a Nevada corporation ("Dynamic Nevada"). Upon completion of the acquisition the Company transferred all of the shares of Dynamic Nevada to Allan Chalfin, Robert Hinckley, Paul R. Warshaw, and Spencer Young for nominal consideration. This transaction was treated as a reverse acquisition for accounting purposes and the financial information from this point on was that of Artwork & Beyond.

         As part of the transaction underlying the Exchange Agreement, certain majority shareholders of the Company agreed to enter into a lock-up of their shares for a period of fifteen months with a complete prohibition on transferring such shares for the first five (5) months and allowable transfers of 10% of their respective shares per month for the subsequent ten (10) months.

         In January 2004, the Company changed its name to Artwork & Beyond, Inc.

         Our primary business is the sale of art, in two major areas:

         1. Online retail sale of art which is conducted through its online retail division, ARTinaClick.com; and

         2. Internet based charity art auctions, which are conducted through our internet-based charity art auction division, ArtAuctionFundraiser.com.

         The second business focus is very limited due to lack of capital to hire the necessary personal to expand this business segment. The E-commerce division's sales plan is based on the idea that there is a pervasive frustration with the normal channels for buying art, as the industry still functions mainly as a cottage industry. Through careful marketing and strategic alliances, we will intend to aggregate demand and drive traffic to our site. We believe that there is significant unrealized demand for art in the sub-luxury category and it is a product area that is highly suitable for web purchases. We believe that the online shopping experience has significant advantages over the traditional method of purchasing art. Once at the site, visitors will be transformed into buyers through the value proposition articulated above.

         We are a participating advertiser with an online clearinghouse operation. The clearinghouse consists of numerous advertisers who desire to have their advertisement placed on websites of other participants, known as publishers. The approved publishers place a banner or other material of the advertiser on their website and receive commissions of 15% based on sales generated through a publisher's site. The advertiser is required to deposit funds with the clearing house operator, which is replenished periodically. The deposit is used to pay the publisher's commission and a 3% commission to the clearing-house operator for actual sales made through a publisher. We have paid a total of 9,833.41 in above described commissions. There are over 4,500 publishers who may use our banner, although we have no idea of the actual number placing our banner on a site at any given instance.

RETAIL ONLINE SALES OF ART

         Our retail website, WWW.ARTINACLICK.com commenced full operation on December 1, 2000. This website was designed to provide consumers with the ideal "one-stop shop" online art experience. We have expended approximately $133,000 in the development and construction of this website. The site carefully focuses potential buyers on product selection via virtual galleries that are thematically organized as well as education and consultation to supplement the galleries. The following features are offered to prospective consumers:

PRODUCT SELECTION

     The e-commerce retail site consists of four unique galleries:

          o Collector's Gallery-- This gallery consists of customized framed originals limited edition lithographs and serigraphs by well known as well as up-and-coming artists. Among the featured artists are Jane Wooster Scott, Long-Looi Lee, and Alexa Kelemen,

          o Great Masters -- This gallery consists of elegantly framed copies of works by the great masters such as Renoir, Monet, Rembrandt and Chagall.

          o Print Shoppe -- This gallery currently consists of approximately 15,000 images available with a choice of three decorator framing selections and a framing studio where the consumer can select their own frame and mat combination. Artists include names such as Ansel Adams, Howard Behrens, and Tarkay.

          o Sports Expo -- This gallery consists of custom-framed autographed photos and prints of sports heroes as well as images relating to various sports.

         Consumer Service: Artwork and Beyond offers customer-care services to assist with consumer questions such as the status of orders and shipments, upcoming events, and questions about site offerings and navigation. Questions are presented through e-mail and telephone and generally responded to within twenty-four (24) hours. Additionally, if a customer is concerned about placing an order over the Internet, we will take an order over our toll free telephone hotline or fax provided that the customer provide us with the artist, title and item number listed on our website as well as the frame description listed on the website.

         Site Specific Features: The Artwork and Beyond site offers the user an internal search engine giving shoppers the ability to search by keyword, subject, artist, style, price range, title, size and medium. This helps create an easy-to-use, shopping environment and enhance the buying experience. The "My Gallery" pages will allow online users to track their purchases as well as save favorite selections for later viewing.

         Education: Artwork and Beyond anticipates having educational components, such as interactive tutorials, will help users to understand contemporary art and to gain confidence in their own preferences. Feature articles on art collecting, museum and gallery exhibits as well as other art-related events will keep art lovers up to date on the events, opinions and controversies animating the art world. Moreover, customers will get information on featured artists, providing insights into the creative development process. All this will help aggregate consumer demand by creating the "stickiness" that accompanies successful online community building.

MARKETING AND SALES STRATEGY

         Technology creates not only great opportunities but also many risks for online merchants. Low barriers to entry encourage competitors to quickly replicate successful e-offerings, literally overnight. Artwork and Beyond recognizes this ever-present danger and believes that the first step in preserving site identity is to offer non-technical benefits that are difficult to imitate - primarily a high level of service, since service that exceeds consumer expectations will always be appreciated. Artwork and Beyond intends to attract its potential customers through the adoption of an aggressive online and offline marketing strategy which, when combined with strategic partnerships and joint venture opportunities we believe will help to position us as the market leader.

PRESENT MARKETING

         Our marketing and promotional efforts have been limited by a lack of funds. We now promote our site by:

          o    Having the site listed on as many Internet search engines as possible under as many different categories as possible;
          o    Special offerings to identified groups consisting of former customers and others;
          o    An affiliate program through an online clearinghouse.

         We are a participating advertiser with an online clearinghouse operation. The clearinghouse consists of numerous advertisers who desire to have their advertisement placed on websites of other participants, known as publishers. The approved publishers place a banner or other material of the advertiser on their website and receive commissions of 15% based on sales generated through a publisher's site. The advertiser is required to deposit funds with the clearinghouse operator, which is replenished periodically. The deposit is used to pay the publisher's commission and a 3% commission to the clearing-house operator for actual sales made through a publisher. We have paid a total of 9,833.41 in above described commissions. There are over 4,500 publishers who may use our banner, although we have no idea of the actual number placing our banner on a site at any given instance.

FUTURE MARKETING PLANS

         If we obtain additional capital we will proceed with additional marketing plans as described below.

         We are intent on building an online community, building trust and brand loyalty, thereby facilitating sales revenue and repeat visits. Customers at the e-commerce site will be given several incentives to join our growing family - from loyalty-based coupons to contests and redeemable points. Thus, we believe, the site will build a large demographic database, from which it will be able to "mine" relevant marketing information.

         In the e-commerce sphere, direct marketing to the target audience will be the key to the site's success. One aspect of our marketing strategy will be to co-brand its product line with top regional and national home furnishing outlets. We believe that these strategic alliances will enable Artwork and Beyond to attract both male and female shoppers. We will then strive to differentiate between male and female shoppers by creating gender and lifestyle-specific product lines. For example, Sports Memorabilia will be targeted towards the male segment and posters towards college students. We believe that women's purchases dominate the home decor market and therefore will be a primary target audience of our marketing efforts. The diversity of our appeal should be beneficial to its brand equity, long-term sales and profits. In short, we will follow the time-honored prescription of "get big, get niche, or get out," reducing marketing costs through a selective focus on the most profitable niches.

         In addition, the site will employ direct mail campaigns; opt in e-mail campaigns and revenue sharing agreements. This will help leverage the brand, allowing for other sales opportunities and the creation of strategic alliances with key players in related industries. There will in general be 3 types of affiliates:

          o sites (profit and non-profit) where we will advertise, returning a commission of up to 20% of revenue generated to that site;

          o affiliate membership groups and sites, whose members will get up to a 20% discount on the our art with no commissions paid to that group (like buyers' clubs); and

          o private-label/co-branded sites, which we will design for other outlets, collecting a percentage of sales.

         We will also employ limited strategic media planning techniques, such as regional advertising. Thus, Artwork and Beyond will be able to track responses and use targeted marketing messages. Art sites are particularly suited to this type of Internet advertising since viewers are usually browsers looking through numerous pages and eliciting multiple exposures.

         Other marketing approaches will include:

         CROSS MARKETING - Create strategic alliances with resellers such as national and regional home furnishing firms decorators, museum stores, and office and hospitality markets. Artwork and Beyond will accomplish this in the following manner:

          o We will attempt to private-label web sites for resellers leveraging the "Artwork & Beyond" name and expertise. The site will contain custom-framed images that would be exclusive to the reseller. We believe the reseller would induce their consumer to purchase art at opportune times, such as when purchasing. The images, frames, and mattes can be selected by the reseller or an Artwork and beyond consultant. Artwork and Beyond intends to hire regional sales representatives to offer private label services to chain stores. The salesperson will demonstrate the private label service using a laptop and a mock-customized web site. The benefit to the affiliated chain store would be to eliminate tangible inventory, increase convenience and have more extensive offerings for their clients. If the stores have their own web sites, Artwork and Beyond will create a link connecting both sites. In addition, we intend to engage sales representatives to make presentations to businesses in their respective markets.

          o We could also work with representatives that are supplying complimentary products to hotels, hospitals, restaurants, etc enhancing their ability to offer them additional product to their clients. Revenue-sharing agreements with related companies (for instance, home furnishings stores) will leverage the brand, allowing for increased sales opportunities and the creation of strategic alliances with key players in related industries.

         PROFESSIONAL MARKETS (Interior decorators and corporate market) - We intend to include decorators in its marketing effort by providing them with password-protected access to a special "trade-only" section of the site. Interior decorators working with us would have the ability to immediately select appropriate images together with their clients from the web site. Decorators would save a tremendous amount of time and effort by not having to shop from gallery to gallery. Affiliated decorators could promote corporate sales in a similar manner.

         JOINT VENTURE ALLIANCES -We intend to create alliances with other online sites that do not offer prints as well as online sites that offer prints but do not offer on-site custom framing.

INTERNET BASED CHARITY ART AUCTIONS

         It is estimated that total charitable contributions in the US are in the billions of dollars on an annual basis. While figures do not exist for the size of the charity art auction market, given the enormous number of universities, hospitals, healthcare organizations clubs and other community organizations, it is management's belief that online charity art auctions will work extremely well with members of a particular organization. Our art auction division, ArtAuctionFundraiser.com, commenced operation in September 2001. We have developed an easy-to-use online method that allows constituents and guests of organizations to bid online for the highest quality, custom framed artwork with a percentage of the revenues generated from the auction going back to that particular organization. ArtAuctionFundraiser.com plans, organizes and conducts the online auction in a manner that is very easy to understand by all participants, regardless of their Internet proficiency. All that is required for organizations constituents or guests to participate are a computer with Internet access. No special technical expertise or online auction experience is required.

HOW AN ON-LINE CHARITY ART AUCTION WORKS

         Artwork and Beyond solicits organizations that it believes would benefit from on online charity art auction. Once an organization has signed up for an event, ArtAuctionFundraiser.com will send out custom online invitations to the organizations constituents and guests via e-mail. The invitation will detail the dates of the event, the online address (URL) to enter the auction, and a unique password to the organizations private auction. If the organization prefers to handle the e-mailing itself, ArtAuctionFundraiser.com will customize an online invitation for them. In the event the organization only has mailing addresses, ArtAuctionFundraiser.com will provide them with custom printed invitations and a press release that can be included in their next mailing.

         When a bidder arrives at the ArtAuctionFundraiser.com home page, there will be simple instructions on how to navigate the auction site as well as bidding instructions. From here, the constituents and guests of an organization will click on their organization's name or logo, which will take them to a welcome page that we have designed especially for that organization. This special welcome page is designed for the group at no cost, and may feature the colors and logo associated with the organization. This page will allow a space where a special message from an organization's president, chairperson(s) or any other appropriate individual may appear. The message will welcome the group's constituents and guests to the auction and may contain other information the organization may want to convey. It's now time to enter the auction.

         Once inside the actual auction site, an organization's patrons can peruse the wide variety of custom framed artwork and authentic sports memorabilia. Each auction item is displayed using the finest digital imagery available on the worldwide web. Organizations supporters will have the ability to browse through the items up for auction or use a simple search function to locate just what they desire. Once a piece of artwork or memorabilia is found, bidding may begin. Bidding instructions are clearly written and easy to follow. When bidding on an item, there is immediate notification by e-mail that the bid has been received. Additionally, the bidder is always notified if they have been outbid, thereby enabling the opportunity to bid again. At the end of the auction, the successful bidders are notified by e-mail. Method of payment by the highest bidders will be secured by credit card. ArtAuctionFundraiser.com will accept American Express, Master, Visa and Discover credit cards. The sold works of art are then prepared for shipment directly to the successful bidders. Once the auction has ended and all financial settlements are complete, the organization will receive its entire commission along with a complete accounting of all bidders' names, e-mail addresses, and purchases. For the year ended December 31, 2003, we paid gross commissions of approximately $8,400 in connection with our charity auctions. Because we do not have appropriate manpower to devote to this activity, we do not derive substantial revenues from this activity.

ADDITIONAL REVENUE SOURCES FOR CHARITY CLIENT

         ArtAuctionFundraiser.com offers a program that can produce revenues for organizations in addition to the commission from the online auction.

ART SUPPLY

         Presently approximately eighty-five percent or greater of our Art is purchased through the efforts of Lieberman's Galleries LLP, a distributor and consolidator which purchases the art from independent art publishing firms. In May 2002 we entered into a three-year agreement with Lieberman to supply us with our art requirements. Lieberman charges us prices based upon the suggested prices of art publishers and suppliers. Under this agreement we are permitted to obtain art from several specified publishers or any other supplier if Lieberman cannot fulfill an order. We believe the utilization of Lieberman is advantageous as we experience substantial cost savings in consolidating shipments of art from several different firms. We utilized the same sources in obtaining art for our online auction. If necessary, we believe we can purchase our prints directly from the publisher at the same prices but will have to pay shipping costs separate.

COMPETITION

         ARTinaClick's retail online business competes in a market that is highly competitive and expects competition to intensify in the future. We currently or potentially compete with a variety of companies, both on the Internet and in brick-and-mortar galleries. Our competitors have significantly greater financial, technical, and marketing resources. Those that have established a presence on the Internet have already begun to establish a customer base and their brand. Our Internet competitors include ArtSelect, Barewalls, and Art.com among others. Our brick-and-mortar competitors include national galleries such as Deck the Walls and Wentworth Galleries as well as a variety of regional and local galleries. All of these companies have existed for a longer period, have greater financial resources, have established marketing relationships with leading manufacturers, strategic partners and advertisers, and have secured greater presence in distribution channels. Some of these companies may also commence or expand their presence on the Internet. We believe that there are also numerous other smaller entrepreneurial companies that are focusing significant resources on developing web sites to market and sell artwork on the Internet that will compete directly with our web site.

         In addition, new technologies and the expansion of existing technologies may increase competitive pressures. As a result of increased competition we may experience reduced operating margins, as well as loss of market share and brand recognition. We cannot be certain that we will be able to compete successfully against current and future competitors and competitors could have a material adverse effect on our revenue growth and earnings.

INTELLECTUAL PROPERTY

         Our ability to compete successfully and achieve future revenue growth will depend, in part on our ability to protect our proprietary technology and operate without infringing the rights of others. We have filed an application for a United States Registration for "ARTinaClick.com".

EMPLOYEES

         On December 31, 2003, we had four full-time employees. One of these employees is an executive, also engaged in sales activity, two are engaged in technical matters, including web design and maintenance and one is engaged in administration and customer services. In addition to the employees, we engage consultants from time to time including Mr. Noberto. None of our employees are represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to

OTHER POSSIBLE OPERATIONS

         Depending on financing we may determine to engage in other aspects of the art business including operating a retail store.


Item 2.  Property

         We currently occupy on a month to month basis approximately 4,050 square feet of general office space in Holbrook, New York, which serves as our executive offices. The arrangement is with an entity affiliated with Howard Blum, our president. We only pay the entity that it is obligated to pay the landlord. We occupy the entire space and the rental is currently $2,815.63. Our personal property consists of computer equipment and furniture.

Item 3.  Legal Proceedings

         We, along with Howard Blum, Jay Camina and Ross Galleries, Inc. are defendants in an action commenced in June 2002 by Gottesman & Co., Inc. in the Supreme Court of the State of New York for the county of New York. The portion of the action against us is to recover $125,000 plaintiff claims is due it as compensation pursuant to a non-exclusive transaction agreement allegedly entered into in June 2001. That agreement obligated us to pay minimum commissions of $125,000 on any transaction Gottesman finds for us and which closes after execution of the agreement. The finder specifically claims he is owed the compensation because it was instrumental in the formation of Artwork and Beyond by Howard Blum and Jay Camina and because we entered into transactions between Ross Galleries. We do not believe we have any liability to Gottesman because the agreement was clearly for future transactions and the formation of Artwork and Beyond and introduction to Ross Galleries occurred substantially before the June 2001 agreement. Each of the other defendants had signed separate agreements with the plaintiff finder and the courses of actions against each of them are separate from the claims against us. While we do not believe we have any liability to Gottesman & Co. we could incur substantial expenses which would divert funds, if available, from operations. This expense burden would be reduced because Ross Galleries and Messrs. Blum and Camina.

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of securities holders during the fourth quarter of 2003.


                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Market Information. The Company's Common Stock was previously quoted, under the symbol "DYNM," on the OTC Bulletin Board until January 2004 when the symbol was changed to "ABYD" as a result of our name change following the reverse acquisition. Set forth below are the high and low closing bid quotations for our common stock for each quarter of the last two fiscal years, as reflected on the electronic bulletin board. The foregoing information is believed to be accurate, but is not guaranteed. The quotations listed below represent prices between dealers and do not include retail mark-up, markdown or commission, and there can be no assurance that they represent actual transactions.

Fiscal Year 2003

             QUARTER            HIGH                LOW
             -------            ----                ---
                                ($)                 ($)

             1st                0.70               1.20
             2nd                0.44               1.00
             3rd                0.42               0.98
             4th                0.20               0.66

Fiscal Year 2002

             QUARTER            HIGH                LOW
             -------            ----                ---
                                 ($)                ($)

                1st             3.50               0.68
                2nd             0.83               0.29
                3rd             0.31               0.31
                4th             1.95               0.28

Recent Sales of Unregistered Securities

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

Security Holders.

         As of March 15, 2003, there were approximately 2,195 holders of record of the Company's common stock. Because a substantial portion of the shares of the Company are held by a depository company in nominee name, the Company believes the number of beneficial owners of the securities is substantially greater than fourteen.

Dividends.

         The Company has not paid any cash dividends on its common stock. The Company has no plans to declare cash dividends in the immediate future but may, from time to time, declare stock or cash dividends.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

         The following discussion and analysis of Artwork and Beyond should be read in conjunction with Artwork and Beyond's Financial Statements and Notes thereto included elsewhere in this prospectus.

GOING CONCERN OPINION

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


RESULTS OF OPERATIONS

Fiscal year 2003 compared to fiscal year 2002

         Revenue for the year ending in December 31, 2003 was $248,227, an increase of $51,948 or 26.5% compared to the same period last year resulting from an increase in marketing activity and sales. We had a net loss for the year ended December 31, 2003 of ($358,836), an increase of $64,562 or 21.9% compared the same period last year. Although we have reduced costs of sales in 2003 (as described below), the increase in the net loss was due to increased selling, general, and administrative expenses in 2003 (described below) and the fact that we received an one time reimbursement of fees in the year 2002 in the amount of $75,309 that reduced our loss for that year. We believe our revenues growth has been hampered by a limited marketing activity, which is a direct result of lack of capital.

         Commission income decreased from $16,935 for the year 2002 to $5,826 for the year 2003. This was mainly because, in 2003 we concentrated on selling higher margin items such as canvas transfers and hand-painted oil reproductions that are classified for financial statement purposes as direct sales and lessened our dependence on other items purchased through Art Express that were booked as commissions.

         Costs of Sales for the year ended December 31, 2003 were $88,572 as compared to $94,390 for the same period in 2002, a decrease of $5,518 or 6.2%. This was due to a few factors, the first of which include the introduction by us of higher margin products such as canvas transfers and hand painted oil reproductions. Other enhancements to our product line, including adding "brushstrokes" or an "age and crack" effect require less in materials to complete but yield a higher selling price and corresponding margin on sales. We also began to purchase molding and mat board directly from suppliers in 2003, which lowered the final cost of framing.

         Our accounts payable and accrued expenses increased by $86,583 from $161,341 for the year 2002 to $247,924 for the year ended 2003, principally from increased marketing and advertising expenses and increased interest costs.

         In addition, interest expense increased due to increased debt service.


SEASONAL FACTORS

         We have recently found that orders have increased during the Christmas season.


LIQUIDITY AND CAPITAL RESOURCES

         The historical operations of Dynamic I-T, Inc. ceased in 2003. The operations of Artwork began in late 2000 and have not generated sufficient revenues to cover our expenses. We have relied on equity financing for start-up costs and to fund our operations. One of our principles also has advanced funds to us on an interest free basis.

         As of December 31, 2003, we had a nominal amount of cash and cash equivalents. We have had insufficient capital to fully implement our marketing plan, which we believe is required to generate increased sales but we would still need additional capital legal fees in an action commenced against us and to repay loans. If we do not obtain any additional capital we may not be able to pay our employees or otherwise continue operating or to institute our marketing plan.

         The lack of operating capital has prevented us from implementing our marketing plan which we believe would increase our revenues. Because of the inability to generate sufficient revenues our income does not cover expenses. As a result, between December 31, 2002 and December 31,2003 we experienced significant declines in current assets (42%) and total assets (30%). As of December 31,2003, our accumulated deficit was $2,480,116.

         We used approximately $50,000 for purposes of completing the reverse acquisition of Dynamic I-T, Inc. and generated $310,000 from financing activities. As a result we had a net use of cash of $483 in this period reducing our cash to $947 the end of the period.

         At December 31, 2003 the Company was obligated to a shareholders/officer for $319,804 all maturing in the 2004. At December 31,, 2003, the weighted average interest rate on short-term borrowings was 8.5% versus 6.6% in the previous year. We are not aware of any trends, events, or uncertainties that would have a material impact on our liquidity, revenue or income.


FINANCING NECESSARY

         Because we will not obtain sufficient funds from the offering to continue operations we must obtain additional funds for that purpose. Assuming we will obtain funds for operations we will need additional amounts for other purposes as set forth below:

          o    Marketing of the online retail art business.

          o Marketing of the online Internet based charity art auction business.

          o Payment of salaries including payment to officers and additional personnel.

          o    Working capital.


If financing is available, Artwork and Beyond expects to hire additional employees to market its two websites. These employees marketing charity auctions will be commission based. At the present time Artwork and Beyond does not expect any to expenditures for plant and equipment.

CRITICAL ACCOUNTING POLICIES

The Company's only critical accounting policy at present is that we recognize income upon the date of shipment of our product to the customer.


Item 7.  Financial Statements

The following financial statements are included herein in response to Item 7:

         Independent Auditors' Report                                        F-1

         Consolidated Balance Sheets                                         F-2

         Consolidated Statements of Operations                               F-3

         Consolidated Statements of Stockholders' Deficiency                 F-4

         Consolidated Statements of Cash Flows                               F-5

         Notes to the Consolidated Financial Statements                 F-6-F-19

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In connection with the audits of the two most recent calendar years and the period ended December 31, 2003, there have been no disagreements with the independent accountants with respect to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Control and Procedures

EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS
The management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (evaluation date) and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers and directors

         The names and ages of the directors and executive officers of Artwork and Beyond are set forth below. The by-laws of Artwork and Beyond provide for three (3) Directors. Until the appointment of J.P. LeShufy, we had two (2) directors. All Directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

NAME                          AGE         POSITION(S) WITH ARTWORK AND BEYOND

Howard Blum                   41          Chief Executive Officer,
                                             Chairman of the Board

Steven Friefeld               46          Director

J. R. LeShufy                 76          Director


Background of Executive Officers, Directors and Significant Employees

HOWARD BLUM - Mr. Blum has served as Chief Executive Officer and Co-Chairman of the Board of Artwork and Beyond since August 1999. Howard Blum has spent 17 years in the investment industry. He has worked for firms such as Schroder Wertheim, Oppenheimer, Bluestone Capital and Global Emerging Markets, North America, a U.K.-based investment group and venture capital firm. Mr. Blum spent the early part of his career managing funds for high net-worth individuals and corporations. He has managed funds in excess of $50 million dollars. Mr. Blum has been involved in structuring various investment and merchant banking transactions and has raised over $100 million dollars for companies in technology, entertainment, and industrial manufacturing. From December 2000 to December 2001 Mr. Blum was an officer and director of Heritage Productions, a company which was formed initially for the purpose of developing, producing and financing music albums but which is still a development stage company that has not undertaken any projects. Heritage's securities trade on the OTC Bulletin Board, from December 2000 to present. Mr. Blum did not devote any substantial time to Heritage. Mr. Blum graduated with a BA in Economics from New York University.

STEVEN FREIFELD - Mr. Freifeld is Chief Executive Officer of Janssen Partners, Inc. since May 2001 Janssen Partners is a New York based private Investment Banking Firm, which specializes in financing high technology, communications, healthcare and biotechnology companies. Prior to his employment by Janssen Partners, Inc., Mr. Freifeld was the Managing Director of Robb Peck McCooey Clearing Corporation's Investment Banking Division from November 1998 to May 2001. Robb Peck, one of the largest NYSE specialist firms for the past 90 years, was recently purchased by LaBranche & Co., a firm. From June 1997 to November 1998 he was Executive Vice President of Trautman Kramer & Co., a firm specializing in private equity financing. Mr. Freifeld has in excess of 15 years experience on Wall Street with an expertise in raising capital and developing both private and public companies.

J.R. LESHUFY - Mr. LeShufy has served as Director since September 2000. J.R. LeShufy was founder of Collectors' Guild Ltd. and Consolidated Fine Arts, the country's largest club for collectors of limited editions of graphics and sculpture. He was privileged to work with and publish some of the leading artists of the 20th Century, such as: Picasso, Chagall, Miro, Calder, Dali, Manzu, Siquieros, Tamayo, Soyer and Ben Shahn, amongst others. He has served as the Vice President of Investor Relations of Inkine Pharmaceuticals from September 1994 to November 1997. Since February 2002, Mr. LeShufy has been serving as Senior Vice President of Global Hedging Solutions, LLC(a private technology company). Prior to that, Mr. LeShufy served as President and Chairman of the Board of Trilenium Corporation (a private technology company) for approximately six years ending in May 2001. Mr. LeShufy has been an independent investor and a business consultant for more than five years. He has been a director of Inkline Pharmaceutical since 1997 and was a director of Teleservices Internet from June 2000 to December 2001.

AUDIT COMMITTEE

We do not have a separate Audit Committee, and therefore, we do not have a charter for same. Our Board of Directors performs the duties of the audit committee, however, there is no financial expert serving on the Board.

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


Item 10.  Executive Compensation

         The following table sets forth for each of the last three fiscal years ended December 31, 2001, and December 31, 2000 the remuneration paid by Artwork and Beyond to its Chief Executive Officer and one other most highly compensated executive officers in the year 2000:



                                                     SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                           AWARDS
                           --------------------------------------------  --------------------------
NAME AND                   FISCAL                          OTHER ANNUAL           RESTRICTED STOCK
PRINCIPAL  POSITION        YEAR       SALARY($) BONUS($)   COMPENSATION  OPTIONS(1)    AWARDS
-------------------        ------     --------- --------   ------------  -------      ---------
Howard Blum                2003       150,000     none       none
Chief Executive Officer    2002       150,000     none       none
and Chairman of the Board  2001        37,500

Spencer Young(2)           2003          -0-      none       none           -0-          -0-
Chief Executive Officer    2002        $9,950     none       none           -0-          -0-
                           2001          -0-      none       none           -0-          -0-


(1) Options to purchase shares of Common Stock.
(2) Resigned as of October, 2003.


Each independent director of Artwork and Beyond is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of Artwork and Beyond but do not receive compensation for services as directors. There is no compensation committee and no compensation policies have been adopted. Artwork and Beyond may elect to pay non-cash consideration in the form of options to directors and officers in the future or it may elect a cash payment as well as a non-cash consideration.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         As of May 1, 2004, there were 16,552,568 shares of our stock outstanding.

         The following table sets forth information, as of May 1, 2004, with respect to the beneficial ownership of the outstanding shares of our common stock, $.001 par value, as of such date plus, where relevant for particular beneficial owners, shares which such beneficial owner has the right to acquire by (i) any holder known to us owning more than five percent (5%) of the outstanding shares; (ii) our officers and directors; and (iii) the directors and officers of Artwork and Beyond as a group:

 NAME OF                        NUMBER OF SHARES              PERCENTAGE (%) OF
BENEFICIAL OWNER*                 COMMON STOCK                   OWNERSHIP
-----------------               ----------------              -----------------

Howard Blum (1)                    4,129,604                      24.9%
Jay Camina                         3,051,546                      23.9%
Giltner B. Stevens                 1,190,404                       7.2%
Brockington Securities             1,770,000                      10.7%

All Officers and Directors
as a group (one person) (2)        8,081,150                      48.8%

         * The address of all persons listed in this section is c/o Artwork and Beyond, Inc., 331 Dante Court, Holbrook, New York 11741.

(1) Howard Blum is the Chief Executive Officer and Chairman of the Board of Directors.
(2) Messrs. Le Shufy and Freifeld are Directors of Artwork and Beyond but do not hold any shares.

Item 12.  Certain Relationship and Related Transactions

         As of May 1, 2004 we owed our chief executive officer approximately $9,800 for advances made by him to us. In August 2002 we borrowed an additional $45,000 to be repaid in February 2003 with interest at nine (9%) percent, which has not been repaid as yet. A portion of these funds were advanced by Howard Blum and Giltner Stevens an officer and another principal shareholder.

         In 2003, pursuant to an Exchange Agreement (the "Exchange Agreement") with the shareholders of Artwork & Beyond, Inc. ("Artwork") the Company acquired all of the shares of common stock of Artwork for that number of shares of the Company issuable or to be issued that will cause the shareholders of Artwork to hold eighty percent (80%) of the common stock of the Company. Because the Company did not have sufficient authorized shares of common stock of the Company to issue to the Artwork shareholders, the Company granted the Artwork shareholders rights to additional shares upon the filing of an amendment to the Articles of Incorporation increasing the authorized shares of common stock of the Company or providing for a reverse split. Pending approval of such amendment certain shareholders of the Company agreed to waive their rights to exercise any options, warrants or other derivative securities of the Company held by them as part of the transaction, Howard Blum was elected Chief Executive Officer of the Company and the former Artwork shareholders nominated several persons to the Board of Directors.

         Prior to the Closing, the Company transferred all of its then existing liabilities and assets to its wholly-owned subsidiary, Dynamic IT, Inc., a Nevada corporation ("Dynamic Nevada"). Upon completion of the acquisition the Company transferred all of the shares of Dynamic Nevada to Allan Chalfin, Robert Hinckley, Paul R. Warshaw, and Spencer Young for nominal consideration.

         We currently occupy on a month to month basis approximately 4,050 square feet of general office space in Holbrook, New York, which serves as our executive offices. The arrangement is with an entity affiliated with Howard Blum, our president. The arrangement is a pass through and we only pay the entity that it is obligated to pay the landlord. We occupy the entire space and the monthly rental is currently $2,815.63.


Item 13.   Exhibits and Reports

(a) The following exhibits and financial statement schedules are filed as exhibits to this Report:

         None.


 (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of 2003.


(c) Proxy Statements.

         An Information Statement was filed on January 12, 2004 and contemporaneously sent to stockholders.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:   May 11, 2004                  By:  /s/ Howard Blum
                                                       -------------------------
                                                     Howard Blum
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                        DATE

/s/ Howard Blum         Chief Executive Officer,              May 11, 2004
--------------------    Chief Financial Officer,
Howard Blum             Director

/s/ J.R. LeShufy        Director                              May 11, 2004
--------------------
J.R. LeShufy

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                        PAGE

Independent Auditors' Report                                               1

Consolidated Balance Sheets                                                2

Consolidated Statements of Operations                                      3

Consolidated Statements of Stockholders' Deficiency
                                                                           4

Consolidated Statements of Cash Flows                                      5

Notes to the Consolidated Financial Statements                          6-19

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Artwork and Beyond, Inc. and Subsidiaries
Holbrook, New York

We have audited the accompanying consolidated balance sheets of Artwork and Beyond, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years in the period December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artwork and Beyond, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has recently begun to generate revenue, but has had continuing operating losses since inception, a deficiency in working capital and a deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Abrams and Company, P.C.
-----------------------------
Melville, New York
April 15, 2004




                   ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                           --------------------------
                                                               2003          2002
                                                           -----------    -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                  $       937    $     1,420
Inventory                                                        1,418          5,439
Prepaid expenses                                                 1,642
                                                           -----------    -----------
Total current assets                                             3,997          6,859

Equipment, net                                                   9,430         15,533
Security deposit                                                 5,631          5,631
Deferred offering costs                                         70,000
Goodwill                                                        49,250
                                                           -----------    -----------
Total assets                                               $    68,308    $    98,023
                                                           ===========    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Checks drawn in excess of cash balance                     $       712    $      --
Accounts payable and accrued expenses                          247,924        161,341
Notes payable - shareholders/officer                           319,804         79,804
Convertible note - shareholder                                   5,000
Customer deposits                                                4,331          2,505
                                                           -----------    -----------
Total current liabilities                                      577,771        243,650

CONTINGENCY


STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.001 par value;
1,000,000 shares authorized, no shares issued
and outstanding
Common stock, $0.001 par value;
20,000,000 shares authorized,
10,691,664 and 9,671,664 shares issued and outstanding
at December 31, 2003 and December 31, 2002, respectively        10,692          9,672
Additional paid-in capital                                   1,959,961      1,975,981
Accumulated deficit                                         (2,480,116)    (2,121,280)
Common stock subscription receivable                           (10,000)
                                                           -----------    -----------
Total stockholders' deficiency                                (509,463)      (145,627)
                                                           -----------    -----------
Total liabilities and stockholders' deficiency             $    68,308    $    98,023
                                                           ===========    ===========


  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.



                   ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended December 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------

Sales, net                                         $    248,227    $    196,279

Cost of sales                                            88,872          94,390
                                                   ------------    ------------

Gross profit                                            159,355         101,889

Commission income, net                                    5,826          16,935
                                                   ------------    ------------

Total income                                            165,181         118,824

Selling, general and administrative expenses            524,017         488,407
                                                   ------------    ------------
Loss from operations before reimbursement of
commissions and provision for income taxes             (358,836)       (369,583)

Reimbursement of commissions                                             75,309
                                                   ------------    ------------
Loss before provision for income taxes                 (358,836)       (294,274)

Provision for income taxes
                                                   ------------    ------------

Net loss                                           $   (358,836)   $   (294,274)
                                                   ============    ============

Loss per common share - basic and diluted          $      (0.03)   $      (0.03)
                                                   ============    ============

Weighted average common shares outstanding           10,591,226       9,636,323
                                                   ============    ============



  The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.



                   ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                                                                                     Common
                                                                       Additional                     Stock
                                               Common Stock             Paid-in     Accumulated    Subscription
                                           Shares         Amount        Capital       Deficit       Receivable      Total
                                        -----------    -----------    -----------   -----------    -----------    -----------
Balance at January 1, 2002                9,600,000    $     9,600    $ 1,909,903   $(1,827,006)   $   (40,000)   $    52,497

Issuance of shares for accrued
expenses at June 30, 2002                    71,664             72         66,078                                      66,150
Reduction of common stock
subscription receivable                                                                                 30,000         30,000
Net loss                                                                               (294,274)                     (294,274)
                                        -----------    -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2002              9,671,664          9,672      1,975,981    (2,121,280)       (10,000)      (145,627)


Sale of common stock pursuant to a
registration statement                    1,000,000          1,000         49,000                                      50,000
Offering costs                                                            (70,000)                                    (70,000)
Reduction of common stock
subscription receivable                                                                                 10,000         10,000
Sale of common stock in November 2003        20,000             20          4,980                                       5,000
Net loss                                                                               (358,836)                     (358,836)
                                        -----------    -----------    -----------   -----------    -----------    -----------
Balance at December 31, 2003             10,691,664    $    10,692    $ 1,959,961   $(2,480,116)   $      --      $  (509,463)
                                        ===========    ===========    ===========   ===========    ===========    ===========


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.



                   ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years Ended December 31,
                                                        -----------------------
                                                            2003        2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(358,836)   $(294,274)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation expense                                         6,103        6,084

Changes in operating assets and liabilities:
Decrease in accounts receivable                                           1,690
Decrease in inventory                                        4,021        2,531
(Increase) in prepaid expenses                              (1,642)
Increase (decrease) in customer deposits                     1,826      (11,560)
Increase in checks drawn in excess of cash balance             712
Increase in accounts payable and accrued expenses           86,583      127,778
(Increase) in security deposit                                           (5,631)
                                                         ---------    ---------
Net cash used by operating activities                     (261,233)    (173,382)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in goodwill                                       (49,250)
                                                         ---------    ---------
Net cash used by investing activities                      (49,250)        --
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                                  240,000       70,000
Increase in convertible note                                 5,000
(Increase) in deferred offering costs                                   (60,000)
Proceeds from the sale of common stock                      55,000
Proceeds from common stock subscription receivable          10,000       30,000
                                                         ---------    ---------
Net cash provided by financing activities                  310,000       40,000
                                                         ---------    ---------

Net (decrease) in cash and cash equivalents                   (483)    (133,382)
Cash and cash equivalents at beginning of period             1,420      134,802
                                                         ---------    ---------
Cash and cash equivalents at end of period               $     937    $   1,420
                                                         =========    =========


Cash paid during the period for:
Interest                                                 $    --      $      79
Income taxes                                             $    --      $    --

Non-cash financing activities:
Reduction of deferred offering costs applied against
proceeds from the sale of stock                          $  70,000    $    --
Common stock issued in exchange for accrued expenses     $    --      $  66,150




The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                   ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES


BASIS OF PRESENTATION

The accompanying financial statements represent the accounts of Artwork and Beyond, Inc. (the "Company"), a Delaware corporation formed on August 5, 1999. The financial statements for the year ended December 31, 2003 also include the accounts of the Company's subsidiaries, Dynamic I-T, Inc., and Great Art Collectibles, LLC.

The Company conducts its operations from offices located in Holbrook, Long Island, New York.

On August 22, 2003, an Exchange Agreement was executed, whereby the shareholders of Artwork and Beyond, Inc. received an aggregate of 80% of the outstanding common stock of Dynamic I-T, Inc. (DYNM), a public company whose stock is traded on the Over-The-Counter Bulletin Board in exchange for all of their common stock.

Concomitant with the closing, a Spin-Off/Subsidiary of DYNM was formed. Certain obligations of DYNM were transferred to this subsidiary, which were not transferred to Artwork and Beyond, Inc.

The Spin-Off/Subsidiary agreed to indemnify DYNM for (1) any liabilities or claims arising out of or in connection with such spin-off, including but not limited to any tax liability that may arise there from, as well as (2) any obligations.

As a result of this transaction, Artwork and Beyond, Inc. acquired and exercised control over Dynamic I-T, Inc. Accordingly, for accounting purposes, the transaction has been treated as a recapitalization of Artwork and Beyond, Inc., and, therefore, the financial statements represent the continuation of the accounting acquirer, Artwork and Beyond, Inc., not Dynamic I-T, Inc., the legal acquirer. Artwork and Beyond, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their historic book value.

As part of this transaction, subsequent to year end, the company changed its name from Dynamic I-T, Inc. to Artwork and Beyond, Inc. Accordingly, these consolidated financial statements are titled Artwork and Beyond, Inc and Subsidiaries. The comparative financial statements are those of Artwork and Beyond, Inc., the accounting acquirer, Great Art Collectibles, LLC is a New York limited liability corporation was formed on June 13, 2003. Its activity is nominal.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred significant operating losses since inception, a deficiency in working capital and a deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The Company was formed for the purpose of providing a medium for the purchase of artwork on the internet. The Company offers artwork through its website on the internet and provides this artwork directly from the supplier. The Company generates revenues by the sale of such artwork and framing. It is the Company's goal to become the dominant provider in the charity art auction market and retail market, both online and offline.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION, CUSTOMER DEPOSITS, AND COMMISSION INCOME
Revenue is recognized when artwork is shipped. Substantially all revenue is paid for prior to the artwork being shipped which results in customer deposits. Sales are subject to the

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002\



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


right of return. An allowance for estimated returns is provided when necessary. The Company has one gallery on its e-commerce site that generates sales in which the Company acts essentially as an agent. The risk of loss on sales filled through this gallery is borne by a related company. Revenue on these orders is recorded net of related costs and classified as commission income.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK
The Company places its cash in what it believes to be creditworthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of current assets and current liabilities approximates fair value based on their liquidity or due to the relatively short maturity of these instruments.

IMPAIRMENT OF LONG-LIVED ASSETS
SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations. The company adopted SFAS NO. 144 on April 1, 2002. The adoption of SFAS No. 144 did not affect the Company's consolidated financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment events or changes in circumstances that indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Goodwill and intangible assets not subject to amortization are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for the long-lived assets in accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

INVENTORY
The Company's inventory, consisting of finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method of accounting.

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

ADVERTISING COSTS
Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2003 and 2002, advertising expense approximated $12,100 and $5,300, respectively.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



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

LOSS PER SHARE
The computation of basic loss per share ("EPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. Potentially dilutive securities outstanding as of December 31, 2003 and 2002 were both 566,675 shares.

COMPREHENSIVE INCOME
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At December 31, 2003 and 2002, and for the years then ended, the Company had no items of other comprehensive income and has, therefore, not presented a Statement of Comprehensive Income.

RECLASSIFICATIONS
Certain amounts reported on the Statement of Operations for the year ended December 31, 2002 have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or stockholders' deficiency.

RECENT ACCOUNTING PRONOUNCEMENTS
In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS" ("SFAS 145"). SFAS 145 rescinds Statement No. 4, which required gains and losses from extinguishments of debt to be classified as an extraordinary item, net of tax. SFAS 145 requires applying the criteria of Accounting Principles Board Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS in determining how to classify gains and/or

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


losses resulting from extinguishments of debt. The effective date of adoption of SFAS 145 is for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 had no effect on the Company's consolidated financial position or results of operations for the year ended December 31, 2003.

In July 2002, FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"). SFAS 146 requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the consolidated financial statements with respect to future disposal decisions, if any. For the year ended December 31, 2003 SFAS 146 had no effect on the Company's consolidated financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"), which amended Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. For the years ended December 31, 2003 and 2002, the adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position or results of operations. See "Stock Option Plan" below.

In April 2003, FASB issued SFAS No. 149, "AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS 149"). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 149 is effective for contracts entered into or modified after

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since the Company was not involved in any derivative financial instruments, SFAS 149 had no effect upon the Company's consolidated financial statements in the year ended December 31, 2003.

In May 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 103, "UPDATE OF CODIFICATION OF STAFF ACCOUNTING BULLETINS" (SAB 103). This staff accounting bulletin revises or rescinds portions of the interpretive guidance included in the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America, as well as Commission rulemaking. Management believes the Company is in compliance with SAB 103.

In May 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY" ("SFAS 150"). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS 150 does not effect the classification or measurement of any of its financial instruments.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "REVENUE RECOGNITION, CORRECTED COPY" ("SAB 104"). SAB 104 revises and rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in accounting principles generally accepted in the United States of America. This staff accounting bulletin also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic
13. Selected portions of that document have been incorporated into Topic 13. The Company believes that its current revenue recognition policies comply with SAB 104.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


In December 2003, the FASB issued SFAS No. 132 (revised 2003), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106" ("SFAS 132(R)"). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, "EMPLOYERS' ACCOUNTING FOR PENSIONS" ("SFAS 87"), SFAS No. 88, "EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS" ("SFAS 88"), and SFAS 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" ("SFAS 106"). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. SFAS 132(R) did not have an effect on the Company's consolidated financial statements for the year ended December 31, 2003 and the Company determined that SFAS(R) will not have a material impact on its consolidated financial position and results of operations.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS" ("SAB 105"). This staff accounting bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The Company does not believe that SAB 105 will not have an impact on its consolidated financial position and results of operations.


NOTE 2 - EQUIPMENT

Equipment consists of the following:

                                                  December 31,    December 31,
                                                     2003            2002
                                                --------------   -------------
           Equipment and Furniture                $ 30,813        $ 30,813
           Less:  Accumulated Depreciation           (21,383)       (15,280)
                                                --------------   -------------
                                                  $ 9,430         $ 15,533
                                                ==============   =============

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 3 - GOODWILL

Goodwill represents the excess of the cost over the fair value of net assets relating to the execution of the exchange agreement between Artwork and Beyond, Inc. and Dynamic I-T, Inc. discussed above. As a result of the exchange agreement goodwill was recognized in the amount of $49,250. In June 2001, the Financial Accounting Standards Board issued SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", and requires goodwill and other intangible assets that have indefinite useful lives to no longer be amortized, but instead be assessed for impairment at least annually by applying a fair-value based test.

As of December 31, 2003 the Company's management determined that there was no impairment to the carrying value of the Company's goodwill.


NOTE 4 - INCOME TAXES

The deferred income tax benefit approximates $143,000 and $99,000 for the years ended December 31, 2003 and 2002, respectively. State taxes included therein approximate $32,000 and $18,000 for the years ended December 31, 2003 and 2002, respectively. The non-current deferred tax assets of approximately $923,000 and $780,000 for December 31, 2003 and 2002, respectively, are comprised of the benefits of net operating losses. At December 31, 2003 and 2002, the State tax component of the deferred tax asset approximated $207,000 and $159,000, respectively. The balance of the deferred tax asset is related to the Federal income tax component.

The reconciliation of the effective income tax rate to the Federal statutory rate of 39% is related to the effect of state income tax rates.

At December 31, 2003, the Company had net carryforward losses of approximately $1,978,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances, all related to the net operating loss carryforwards, of approximately $923,000 at December 31, 2003 equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward periods. A change in ownership pursuant to Section 382 of the Internal Revenue code may also impact the realization of net operations loss tax benefits.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Net operating loss carryforwards expire as follows:


                                           EXPIRATION DATE     NOL CARRYFORWARD
                                           ---------------     ----------------
                                                 2019             $  24,000
                                                 2020               753,000
                                                 2021               547,000
                                                 2022               295,000
                                                ------           ----------
     Balance at December 31, 2002                                 1,619,000
                                                 2023               358,000
                                                ------           ----------
     Balance at December 31, 2003                                $1,977,000
                                                                 ==========


NOTE 5 - RELATED PARTY TRANSACTIONS

In November 1999, the Company entered into an agreement with an entity, which at that time, was a related company (an officer, director, and shareholder of the Company owned this related company). The Company purchased certain prints of works of art, framed and unframed, from this entity. The entity has agreed to supply such art at competitive terms, on an exclusive basis to the Company, for sale on the internet. The agreement is for a seven-year term, but can be terminated on 180 days written notice by either party after such time.

At December 31, 2002, the Company included in accrued expenses amounts payable to the related entity of approximately $6,000. Total purchases from this related party at December 31, 2002 were approximately $23,000. In 2003, the entity was no longer a related party.


NOTE 6 - NOTES PAYABLE - SHAREHOLDERS/OFFICER

At December 31, 2002, the Company was obligated to a shareholder/officer pursuant to a non-interest bearing demand note for $9,804.

At December 31, 2002, the Company was obligated to this same shareholder/officer for an additional $10,000, pursuant to a note bearing interest at the rate of 9% per annum and maturing on March 20, 2003. Additionally, the Company was indebted to two other shareholders for a total of $60,000, pursuant to three notes bearing interest at the rate of 9% per annum with the following maturities:
$20,000 due on February 23, 2003, $15,000 due on February 28, 2003, and $25,000
due on May 5, 2003. All of these notes were extended.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

At December 31, 2003, the Company was obligated to the above shareholder/officer pursuant to three non-interest bearing demand notes totaling $27,304 and an additional $10,000 and $7,500, pursuant to notes bearing interest at the rate of 9% per annum and maturing on September 20, 2004 and September 24, 2004, respectively. Additionally, the Company was indebted to two other shareholders for a total of $235,000, pursuant to seven notes bearing interest at the rate of 9% per annum with the following maturities: $20,000 due on August 23, 2004, $15,000 due on August 28, 2004, $25,000 due on November 5, 2004, and $85,000 due
on June 25, 2004, $15,000 due on July 18, 2004, $50,000 due on August 20, 2004,
and $25,000 due on August 25, 2004.

At December 31, 2003, the Company was obligated to two shareholders for notes in the amount of $30,000 and $10,000 bearing interest at a rate of 10% maturing December 24, 2004 and October 27, 2004, respectively. The shareholders shall have the right to convert the outstanding principal and accrued interest on terms` and conditions of any private placement or similar offering made by the Borrower. Conversion rights shall be in accordance with such terms made to other investors or lenders, and shall, whenever possible, carry piggy-back registration and anti-dilution rights.

Interest expense related to the above notes for the years ended December 31, 2003 and 2002 was approximately $13,700 and $1,900, respectively. At December 31, 2003 and 2002 the weighted average interest rate on short-term borrowings was approximately 8.5% and 6.6%, respectively.


NOTE 7 - CONVERTIBLE NOTE

At December 31, 2003, the Company was obligated to a shareholder pursuant to a note in the amount of $5,000 bearing interest at a rate of 5% maturing on December 31, 2006. The holder has the right until the date of maturity to convert all or any portion of the then outstanding principal amount and accrued interest outstanding into shares of common stock by dividing the then outstanding obligation by the conversion price. The conversion price shall be the lesser of 50% of the average of the reported closing prices of the Company's Common Stock during the thirty days prior to the conversion or 150% of the reported average of the closing prices of the Company's Common Stock during the 30 trading days immediately prior to the date of the first sale of any debenture that is part of the offering described in the Subscription Agreement. At the maturity date, the then outstanding obligation shall be converted at the conversion price.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 8 - COMMON STOCK

On October 4, 2001, an investor agreed to provide for aggregate payments of $50,000 ($.08 per share) in exchange for 600,000 shares of common stock. As of January 2003, all payments have been made. The agreement further provides that in the event the Company's (SEC) registration statement is not declared effective or the stock is not publicly traded by December 31, 2002, then the investor has the right to return 360,000 shares. Since the registration of shares became effective in January 2003, the right of return is no longer operative.

In January 2003, the Company's registration statement became effective and 1,000,000 common shares were sold at $.05 per share.


NOTE 9 - OPTIONS AND WARRANTS

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

On September 30, 2000, the Company granted to an employee an option to purchase 180,000 shares of common stock, exercisable at $0.92 per share. The options vested one half on November 15, 2000, and the balance on May 15, 2001, and expire in September 2005. The exercise price equaled the fair value of the stock on the date of grant and, accordingly, the Company has not recorded any compensation expense related to these options.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

The Company has granted options to members of its advisory board covering an aggregate of 7,500 shares of common stock. The options have an exercise price of $1.50 per share, vest one year from date of grant and expire in 2004.

A summary of stock option transactions is as follows:

                                   December 31, 2003     December 31, 2002
                                   -----------------     -----------------
Outstanding, beginning                  187,500               187,500
Granted at an exercise price
of $1.50 per share
Outstanding, ending
and exercisable
                                   -----------------    ---------------------
Expected volatility                     187,500               187,500
                                   =================    =====================

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

                                         December 31, 2003   December 31, 2002
                                        ------------------   -----------------
Risk free interest rate                         4%                  4%
Life of the options                          6 months            6 months
Expected dividend yield                         0%                  0%
Expected volatility                             0%                  0%
Weighted fair value of options granted         $0.00               $0.00



WARRANTS
The Company has issued outstanding warrants to purchase 379,175 shares of common stock. The warrants are exercisable on or before April 20, 2005 at an exercise price of $0.98 per share.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002





NOTE 10 - MAJOR VENDORS

The Company purchases substantially all of its artwork from one vendor and has virtually all of its artwork framed by another vendor. At December 31, 2003 the Company included in accrued expenses amounts payable to these vendors of approximately $7,000 and $3,000 respectively, while for the year ended December 31, 2002, amounts payable to these vendors of approximately $4,000 and $6,000. Total purchases from these two vendors were approximately $29,000 and $18,000, respectively, during 2003. For the year ended December 31, 2002, the total purchases from these vendors were approximately $24,000 and $23,000, respectively.



NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                 December 31, 2003       December 31, 2002
                                 -----------------      ------------------
Accrued offering costs               $   60,000             $   60,000
Accrued litigation costs                 60,000                 30,000
Accrued accounting and auditing          54,857                 25,000
Other accrued expenses                    7,583                 12,176
Accrued artwork purchases                10,041                  9,936
Accrued compensation                     14,646                  5,329
Accrued interest                         16,524                  1,870
Accounts payable                         24,273                 17,030
                                 -----------------      ------------------
                                     $  247,924             $  161,341
                                 =================      ==================



NOTE 12 - REIMBURSEMENT OF COMMISSIONS

Reimbursement of commissions includes the return of $75,000 previously paid by the Company in exchange for non-performance on a contract.

                    ARTWORK AND BEYOND, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 13 - CONTINGENCY

The Company has been named as one of several defendants in an action in the Supreme Court of the State of New York. The plaintiff is seeking the recovery of an alleged finders fee for a business transaction. While the case is being vigorously opposed, the outcome cannot be determined as it is still in the discovery phase. However, it is possible that the Company could incur settlement and legal expenses defending the lawsuit. The Company has made a provision for such costs.


NOTE 14 - SUBSEQUENT EVENTS

In January 2004, Dynamic I-T, Inc. effected a 20-for-1 stock split upon changing its name to Artwork and Beyond, Inc.