Form 10QSB
period 2004-03-31
DYNAMIC I-T INC
filed 2004-06-14
CIK 354699

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the period ended March 31, 2004.

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

                        Commission File Number 011-15499

                             Artwork & Beyond, Inc.
                          (formerly Dynamic I-T, Inc.)
        (Exact name of small business issuer as specified in its Charter)

          Colorado                                82-0379959
 (State or other jurisdiction of               (IRS Employer Identification No.)
 Incorporation or organization)


                                 331 Dante Court
                            Holbrook, New YoRK 11741

                     (Address of Principal executive office)

                                 (631) 471-0065
                                   (Telephone)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  Yes __X__                            No ____



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         17,344,571 as of May 31, 2004.

                                Table of Contents



Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 2004 and
         March 31, 2003                                                      F-1

         Consolidated Statements of Operations for the three months
         ending March 31, 2004 and 2003                                      F-2

         Consolidated Statement of Shareholders Deficiency for the three months
         ended March 31, 2004                                                F-3

         Consolidated Statements of Cash Flow for the three months ending
         March 31, 2004 and 2003                                             F-4

         Notes to Financial Statements                                       F-5


    Item 2. Managements Discussion and Analysis or Plan of Operations


     Item 3. Controls and Procedures



Part II. Other Information

    Item 6. Exhibits and Reports

Part I: Financial Information
           Item 1. Financial Statements


                    ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)



ASSETS
  CURRENT ASSETS:
Cash and cash equivalents                                           $    33,795
Inventory                                                                   866
                                                                    -----------
Total current assets                                                     34,661

Equipment, net                                                            7,889
Security deposit                                                          5,631
Goodwill                                                                 49,250
                                                                    -----------
Total assets                                                        $    97,431
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   314,479
Notes payable - shareholders/officer                                    317,304
Convertible note - shareholder                                            5,000
Customer deposits                                                        15,068
                                                                    -----------
Total current liabilities                                               651,851

CONTINGENCY


  STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.001 par value;
  1,000,000 shares authorized, no shares issued
  and outstanding
Common stock, $0.001 par value;
  100,000,000 shares authorized,
  17,344,568 shares issued and outstanding
  at March 31, 2004                                                      17,345
Additional paid-in capital                                            2,059,216
Accumulated deficit                                                  (2,630,981)
                                                                    -----------
  Total stockholders' deficiency                                       (554,420)
                                                                    -----------
  Total liabilities and stockholders' deficiency                    $    97,431
                                                                    ===========

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements



                    ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2004           2003
                                                         ------------    ------------

Sales, net                                               $     92,659    $     61,979

Cost of sales                                                  36,252          27,155
                                                         ------------    ------------

Gross profit                                                   56,407          34,824

Selling, general and administrative expenses                  207,272         171,163
                                                         ------------    ------------

Loss from operations before provision for income taxes       (150,865)       (136,339)

Provision for income taxes
                                                         ------------    ------------

Net loss                                                 $   (150,865)   $   (136,339)
                                                         ============    ============

Loss per common share - basic and diluted                $      (0.01)   $      (0.01)
                                                         ============    ============

Weighted average common shares outstanding                 14,610,018      10,338,331
                                                         ============    ============


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements




                    ARTWORK AND BEYOND, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY



                                                                                                   Common
                                                                  Additional                       Stock
                                         Common Stock              Paid-in       Accumulated    Subscription
                                     Shares          Amount        Capital         Deficit       Receivable           Total
                                     ------          ------        -------         -------       ----------           -----


Balance at January 1, 2003         9,671,664           9,672       1,975,981     (2,121,280)        (10,000)       (145,627)
Sale of common stock
  pursuant to a
  registration statement           1,000,000           1,000          49,000                                         50,000
Offering costs                                                       (70,000)                                       (70,000)
Reduction of common stock
subscription receivable                                                                              10,000          10,000
Sale of common stock in
  November 2003                       20,000              20           4,980                                          5,000
Net loss                                                                           (358,836)                       (358,836)
                                ----------------------------    ------------   ------------    ------------    ------------
Balance at December 31, 2003,
as previously reported            10,691,664    $     10,692    $  1,959,961   $ (2,480,116)   $       --      $   (509,463)

(Unaudited):
Exchange of shares in
  connection with
  acquisition of
  Dynamic I-T, Inc.               89,308,336
                                ------------
Balance at December 31, 2003,
  restated                       100,000,000
Rights attendent to
  shares issued in
  connection with
  acquisition agreement          172,000,000
                                ------------
Total                            272,000,000

Reverse split 20:1                13,600,000          13,600       1,959,961     (2,480,116)                       (506,555)
Shares issued for services         3,332,568           3,333         829,809                                        833,142
Shares issued for cash               412,000             412         102,588                                        103,000
Costs incurred in
  connection with
  investing activities                                              (833,142)                                      (833,142)
Net loss                                                                           (150,865)                       (150,865)
                                ----------------------------    ------------   ------------    ------------    ------------
Balance at March 31, 2004         17,344,568    $     17,345    $  2,059,216   $ (2,630,981)   $       --      $   (554,420)
                                ============================    ============   ============    ============    ============


The accompanying summary of significant accounting policies and notes are an integral part of these financial statements



                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Three Months Ended March 31,
                                                       ------------------------
                                                          2004           2003
                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(150,865)     $(136,339)
Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities:
Depreciation expense                                       1,541          1,521

Changes in operating assets and liabilities:
Decrease in inventory                                        552          4,878
Decrease in prepaid expenses                               1,642
Increase (decrease) in customer deposits                  10,737         (1,474)
(Decrease) in checks drawn in
  excess of cash balance                                    (712)
Increase in accounts payable and
  accrued expenses                                        66,555         94,909
                                                       ---------      ---------
Net cash used by operating activities                    (70,550)       (36,505)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                       ---------      ---------
Net cash from investing activities                          --             --
                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
(Decrease) in notes payable (2,500)
Proceeds from issuance of common stock                   105,908         50,000
Proceeds from common stock
  subscription receivable                                 10,000
                                                       ---------      ---------
Net cash provided by financing activities                103,408         60,000
                                                       ---------      ---------

Net increase in cash and cash equivalents                 32,858         23,495
Cash and cash equivalents at
  beginning of period                                        937          1,420
                                                       ---------      ---------
Cash and cash equivalents at end of period             $  33,795      $  24,915
                                                       =========      =========


Cash paid during the period for:
Interest                                               $    --        $    --
Income taxes                                           $    --        $    --

Non-cash financing activities:
Common stock subscription receivable                   $    --        $  40,000
Reduction of deferred offering
  costs applied against
proceeds from the sale of stock                        $    --        $  70,000
Shares issued for services                             $ 833,142      $    --

The accompanying summary of significant accounting policies and notes are an integral part of these financial statements

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the accounts of Artwork and Beyond, Inc. (the "Company"), a Delaware corporation formed on August 5, 1999. The financial statements for the three months ended March 31, 2004 also include the accounts of the Company's subsidiary Great Art Collectibles, LLC. Great Art Collectibles, LLC is a New York limited liability corporation formed on June 13, 2003. Its activity is nominal.

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

As a result of this transaction, Artwork and Beyond, Inc. acquired and exercised control over Dynamic I-T, Inc. Accordingly, for accounting purposes, the transaction has been treated as a recapitalization of Artwork and Beyond, Inc., and, therefore, the financial statements represent the continuation of the accounting acquirer, Artwork and Beyond, Inc. Artwork and Beyond, Inc. is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their historic book value.

In January 2004, the company changed its name from Dynamic I-T, Inc. to Artwork and Beyond, Inc.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

GROSS PROFIT

Gross profit for the three months ended March 31, 2003 was based on historical percentages.

COST OF COMPUTER SOFTWARE

In accordance with SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses related costs as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the three months ended March 31, 2004, advertising expense approximated $11,000.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



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

LOSS PER SHARE

The computation of basic loss per share ("EPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. Potentially dilutive securities outstanding as of March 31, 2004 were 566,675 shares.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At March 31, 2004, and for the three months then ended the Company had no items of other comprehensive income and has, therefore, not presented a Statement of Comprehensive Income.

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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


losses resulting from extinguishments of debt. The effective date of adoption of SFAS 145 is for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 had no effect on the Company's consolidated financial position or results of operations for the three months ended March 31, 2004.

In July 2002, FASB issued SFAS No. 146, "ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES" ("SFAS 146"). SFAS 146 requires the recognition of costs related to exit or disposal activities at the time they are incurred, rather than the previously accepted method of recognizing such costs at the commitment date of such activities. SFAS 146 is effective for such activities entered into or modified after December 31, 2002. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 146 will have on the consolidated financial statements with respect to future disposal decisions, if any. For the three months ended March 31, 2004 SFAS 146 had no effect on the Company's consolidated financial position or results of operations.

In December 2002, FASB issued SFAS No. 148, "ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE" ("SFAS 148"), which amended Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 148 provides for the use of alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation. It also amends the disclosure requirements of SFAS 123 to require prominent disclosure of the Company's method of accounting for such compensation and the effect of the method used on reported results in annual and interim financial statements. SFAS 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. For the three months ended March 31, 2004, the adoption of SFAS 148 did not have a material effect on the Company's consolidated financial position or results of operations. See "Stock Option Plan" below.

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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004




NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since the Company was not involved in any derivative financial instruments, SFAS 149 had no effect upon the Company's consolidated financial statements in the year ended March 31, 2004.

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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


In December 2003, the FASB issued SFAS No. 132 (revised 2003), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106" ("SFAS 132(R)"). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, "EMPLOYERS' ACCOUNTING FOR PENSIONS" ("SFAS 87"), SFAS No. 88, "EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS" ("SFAS 88"), and SFAS 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" ("SFAS 106"). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. SFAS 132(R) did not have an effect on the Company's consolidated financial statements for the three months ended March 31, 2004 and the Company determined that SFAS(R) will not have a material impact on its consolidated financial position and results of operations.

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


NOTE 2 - EQUIPMENT

Equipment consists of the following:

                                                             March 31,
                                                                2004
                                                           -------------
           Equipment and Furniture                            $ 30,813
           Less:  Accumulated Depreciation                     (22,924)
                                                           -------------
                                                              $  7,889
                                                           =============

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004



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

As of March 31, 2004 the Company's management determined that there was no impairment to the carrying value of the Company's goodwill.


NOTE 4 - INCOME TAXES

The deferred income tax benefit approximates $53,000 and for the three months ended March 31, 2004. State taxes included therein approximate $16,000 for the three months ended March 31, 2004. The non-current deferred tax assets of approximately $976,000 for the three months ended March 31, 2004, are comprised of the benefits of net operating losses. At March 31, 2004, the State tax component of the deferred tax asset approximated $295,000. The balance of the deferred tax asset is related to the Federal income tax component.

The reconciliation of the effective income tax rate to the Federal statutory rate of 39% is related to the effect of state income tax rates.

At March 31, 2004, the Company had net carryforward losses of approximately $2,129,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances, all related to the net operating loss carryforwards, of approximately $976,000 at March 31, 2004 equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward periods. A change in ownership pursuant to Section 382 of the Internal Revenue code may also impact the realization of net operations loss tax benefits.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


Net operating loss carryforwards expire as follows:


                                          EXPIRATION DATE    NOL CARRYFORWARD
                                         ----------------    ----------------
                                                2019           $     24,000
                                                2020                753,000
                                                2021                547,000
                                                2022                295,000
                                                2023                359,000
                                                2024                151,000
                                                            ------------------
              Balance at March 31, 2004                        $  2,129,000
                                                            ==================


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


NOTE 6 - NOTES PAYABLE - SHAREHOLDERS/OFFICER

At March 31, 2004, the Company was obligated to the above shareholder/officer pursuant to three non-interest bearing demand notes totaling $27,304 and an additional two notes totaling $15,000, pursuant to notes bearing interest at the rate of 9% per annum and maturing on September 20, 2004 and September 24, 2004. Additionally, the Company was indebted to two other shareholders for a total of $235,000, pursuant to seven notes bearing interest at the rate of 9% per annum with the following maturities: $20,000 due on August 23, 2004, $15,000 due on August 28, 2004, $25,000 due on November 5, 2004, and $85,000 due on June 25,
2004, $15,000 due on July 18, 2004, $50,000 due on August 20, 2004, and $25,000
due on August 25, 2004.

At March 31, 2004, the Company was obligated to two shareholders for notes in the amount of $30,000 and $10,000 bearing interest at a rate of 10% maturing December 24, 2004 and October 27, 2004, respectively. The shareholders shall have the right to convert the outstanding principal and accrued interest on terms` and conditions of any private placement or similar offering made by the Borrower. Conversion rights shall be in accordance with such terms made to other investors or lenders, and shall, whenever possible, carry piggy-back registration and anti-dilution rights.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


Interest expense related to the above notes and the convertible note discussed below for the three months ended March 31, 2004 was approximately $10,674. At March 31, 2004 the weighted average interest rate on short-term borrowings was approximately 7.7%.


NOTE 7 - CONVERTIBLE NOTE

At March 31, 2004, the Company was obligated to a shareholder pursuant to a note in the amount of $5,000 bearing interest at a rate of 5% maturing on December 31, 2006. The holder has the right until the date of maturity to convert all or any portion of the then outstanding principal amount and accrued interest outstanding into shares of common stock by dividing the then outstanding obligation by the conversion price. The conversion price shall be the lesser of 50% of the average of the reported closing prices of the Company's Common Stock during the thirty days prior to the conversion or 150% of the reported average of the closing prices of the Company's Common Stock during the 30 trading days immediately prior to the date of the first sale of any debenture that is part of the offering described in the Subscription Agreement. At the maturity date, the then outstanding obligation shall be converted at the conversion price.


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

In January 2004, the Dynamic I-T, Inc. effected a 20-for-1 stock split upon changing its name to Artwork and Beyond, Inc.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


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

A summary of stock option transactions is as follows:

                                                        March 31, 2004
                                                        --------------
Outstanding, beginning                                     187,500
Granted at an exercise price of $1.50 per share
Outstanding, ending and exercisable
                                                        --------------
Expected volatility                                        187,500
                                                        ==============

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004


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

                                                  March 31, 2004
                                                  --------------
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



NOTE 10 - MAJOR VENDORS

The Company purchases substantially all of its artwork from one vendor and has virtually all of its artwork framed by another vendor. At March 31, 2004 the Company included in accrued expenses amounts payable to these vendors of approximately $3,400 and $0 respectively. Total purchases from these two vendors were both approximately $7,200 each for the three months ended March 31, 2004.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004




NOTE 11 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                      March 31, 2004
                                      --------------
Accrued offering costs                $     60,000
Accrued litigation costs                    60,000
Accrued accounting and auditing            105,505
Other accrued expenses                      21,487
Accrued artwork purchases                    3,420
Accrued compensation                        17,808
Accrued interest                            26,186
Accounts payable                            20,073
                                      --------------
                                      $    314,479
                                      ==============




NOTE 12 - CONTINGENCY

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

ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

NEW DEVELOPMENTS

       We have entered into negotiations with the Internet divisions of large national retail chains to provide them with framed artwork.

       The Company continues to add new artwork that can be canvas transferred as well as additional hand painted oil reproductions. While these types of product are a higher cost product, they also produce substantially higher margins on sale to the public.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO THE SAME PERIOD IN 2003

         Revenue for the Quarter ending on March 31, 2004 was $92,659, an increase of $30,680 or 49.5% compared to the same period last year resulting from an increase in marketing activity. We had a net loss for the Quarter ending March 31, 2004 of ($150,865), an increase of $14,865 or 10.9% compared the same period last year. Sales from our Art-in-a-click.com business have increased.

         Costs of Sales for the Quarter ending March 31, 2004 were $36,252 as compared to $27,155 for the same period in 2003, an increase of $9,098 or 33.5%. This was a result of higher sales volume that increased the purchase of component materials and framing costs. As a percentage of sales, however, cost of sales decreased 4.8% from 43.8% for the first quarter of 2003 to 39.1% for the first quarter of 2004. This was due to a few factors, including the continued market acceptance of higher margin products such as canvas transfers and hand painted oil reproductions. Other enhancements to our product line, including adding "brushstrokes" or an "age and crack" effect require less in materials to complete but yield a higher selling price and corresponding margin on sales. We also continued to purchase molding and mat board directly from suppliers in first quarter of 2004, which lowered the final cost of framing.

       The Company incurred selling, general and administrative expenses of $207,272 for the quarter ending March 31, 2004 as compared to $171,163 for the same period in 2003. The increase in these expenses was due to increased selling advertising efforts.

       Loss per share for the quarter ended March 31, 2004 was ($.01) per share as compared to less than ($.01) for the corresponding period in 2003.

     The Company believes losses will continue unless it is able to implement increased marketing activites. It is seeking additional capital for these purposes as described below.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $34,661 as of March 31, 2004. The Company has current liabilities of $651,851 and negative working capital deficit of ($617,190). In addition, the Company has short term notes payable of $317,304. Its financials as of the year ended 2003 were subject to a going concern qualification by its auditors. We will require additional capital to implement its business plan, including funds necessary to increase its selling and advertising efforts. We are attempting at this time to raise additional capital through a private placement of debt securities. If the Company does not obtain sufficient capital, it may be forced to curtail and possibly discontinue such operations. No assurance exists, however, as to our ability to raise such funds through private placements in the current market.

Item 3.  EVALUATION OF INTERNAL AND DISCLOSURE CONTROLS

Management of the Company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date") and have concluded that the disclosure controls and procedures are adequate and effective based upon their evaluation as of the Evaluation Date. There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation of such, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

                                OTHER INFORMATION

Item 2.           Changes in securities

None.


Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
Quarterly Report. The numbers refer to the Exhibit
Table of Item 601 of Regulation S-K:

                                   None.


                         (b) Reports on Form 8-K filed during the three months
ended March 31, 2004. (incorporated by reference)

                                   None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:  June 14, 2004

                                                    ARTWORK & BEYOND, INC.

                                                    By:  /S/ HOWARD BLUM
                                                    --------------------
                                                    Howard Blum, President