Form 10QSB
period 2004-06-30
DYNAMIC I-T INC
filed 2004-08-30
CIK 354699

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

X Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the period ended June 30, 2004.

--- Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

                        Commission File Number 011-15499

                             Artwork & Beyond, Inc.
                          (formerly Dynamic I-T, Inc.)
        (Exact name of small business issuer as specified in its Charter)

                  Colorado                                  82-0379959
         (State or other jurisdiction of                  (IRS Employer
         Incorporation or organization)                 Identification No.)


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


                  Yes   X                                     No ____
                      -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  17,344,571  as of June 30, 2004.

                                Table of Contents



Part I: Financial Information

     Item 1. Financial Statements

         Consolidated Balance Sheet as of June 30, 2004                      F-1

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2004 and 2003                                        F-2

         Consolidated Statement of Shareholders Deficiency for the six months
         ended June 30, 2004                                                 F-3

         Consolidated Statements of Cash Flow for the six months ended
         June 30, 2004 and 2003                                              F-4

         Notes to Financial Statements                                       F-5


    Item 2. Managements Discussion and Analysis or Plan of Operations


     Item 3. Controls and Procedures



Part II. Other Information

    Item 6. Exhibits and Reports

Part I: Financial Information
           Item 1. Financial Statements



                    ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                  (Unaudited)



ASSETS
  CURRENT ASSETS:
Cash                                                                $       424
Inventory                                                                   867
                                                                    -----------
  Total current assets                                                    1,291

Equipment, net                                                            6,348
Security deposit                                                          5,631
Goodwill                                                                 49,250
                                                                    -----------
  Total assets                                                      $    62,520
                                                                    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   331,333
Customer deposits                                                        24,049
Notes payable - shareholders/officer                                    314,804
Convertible notes - shareholders                                         62,500
                                                                    -----------
  Total current liabilities                                             732,686
                                                                    -----------

CONTINGENCY


  STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.001 par value;
  1,000,000 shares authorized, no shares issued
  and outstanding
Common stock, $0.001 par value;
  100,000,000 shares authorized,
  17,344,568 shares issued and outstanding                               17,344
Additional paid-in capital                                            2,056,309
Accumulated deficit                                                  (2,743,819)
                                                                    -----------
  Total stockholders' deficiency                                       (670,166)
                                                                    -----------
  Total liabilities and stockholders' deficiency                    $    62,520
                                                                    ===========

      The accompanying summary of significant accounting policies and note are an integral part of these financial statements.






                    ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               Three Months Ended June 30,     Six Months Ended June 30,
                              ----------------------------    ----------------------------
                                   2004            2003           2004            2003
                              ------------    ------------    ------------    ------------

Sales, net                    $     62,184    $     47,626    $    154,843    $    109,605

Cost of sales                       25,987          20,931          62,239          48,086
                              ------------    ------------    ------------    ------------

Gross profit                        36,197          26,695          92,604          61,519

Commission Income, net               5,826           5,826
                              ------------    ------------    ------------    ------------

Total Income                        36,197    $  32,521.00          92,604          67,345
                                              ============

Selling, general and
 administrative expenses           149,035          83,759         356,307         254,922
                              ------------    ------------    ------------    ------------

Loss from operations before
 provision for income taxes       (112,838)        (51,238)       (263,703)       (187,577)

Provision for income taxes
                              ------------    ------------    ------------    ------------

Net loss                      $   (112,838)   $    (51,238)   $   (263,703)   $   (187,577)
                              ============    ============    ============    ============

Loss per common share -
 basic and diluted            $      (0.01)   $       --      $      (0.02)   $      (0.02)
                              ============    ============    ============    ============

Weighted average common
 shares outstanding             17,344,568      10,671,664      16,012,787      10,505,918
                              ============    ============    ============    ============

The accompanying summary of significant accounting policies and note are an integral part of these financial statements.






                    ARTWORK AND BEYOND, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY




                                                                                                         Common
                                                Common Stock         Additional                          Stock
                                       --------------------------      Paid-in       Accumulated      Subscription
                                          Shares         Amount        Capital         Deficit         Receivable      Total
                                       --------------------------   ------------   -------------   ---------------- -----------

Balance at January 1, 2003             9,671,664    $      9,672    $  1,975,981   $ (2,121,280)   $    (10,000)   $   (145,627)
Sale of common stock pursuant
  to a registration statement          1,000,000           1,000          49,000                                         50,000
Offering costs                                                           (70,000)                                       (70,000)
Reduction of common stock
subscription receivable                                                                                  10,000          10,000
Shares issued for cash in
  November 2003                           20,000              20           4,980                                          5,000
Net loss                                                                               (358,836)                       (358,836)
                                    ------------    ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2003,
as previously reported                10,691,664          10,692       1,959,961     (2,480,116)           --          (509,463)

(Unaudited):
Exchange of shares in
  connection with acquisition
  of Dynamic I-T, Inc.                89,308,336
Rights attendant to shares
  issued in connection with
  acquisition agreement              175,663,138
Reverse split 20:1                  (261,879,981)
Adjustment to par value in
  connection with acquisition
  and reverse stock split                                  3,091          (3,091)                                        --
                                    ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2003,
  restated                            13,783,157    $     13,783    $  1,956,870   $ (2,480,116)   $       --      $   (509,463)

Shares issued for services             3,149,411           3,149         784,204                                        787,353
Shares issued for cash                   412,000             412         102,588                                        103,000
Costs incurred in connection with
investing activities                                                    (787,353)                                      (787,353)
Net loss                                                                               (263,703)                       (263,703)
                                    ------------    ------------    ------------   ------------    ------------    ------------
Balance at June 30, 2004              17,344,568    $     17,344    $  2,056,309   $ (2,743,819)   $       --      $   (670,166)
                                    ============    ============   ============    ============    ============    ============



    The accompanying summary of significant accounting policies and note are an integral part of these financial statements.






                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)







                                                        Six Months Ended June 30,
                                                        -------------------------
                                                            2004         2003
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(263,703)   $(187,577)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
Depreciation expense                                         3,082        3,042

Changes in operating assets and liabilities:
Decrease in inventory                                          551        4,939
Decrease in prepaid expenses                                 1,642
Increase (decrease) in customer deposits                    19,718         (939)
Increase in accounts payable and accrued expenses           82,697       25,938
                                                         ---------    ---------
Net cash used by operating activities                     (156,013)    (154,597)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                         ---------    ---------
Net cash from investing activities
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes payable                                   35,000      102,500
Increase in convertible notes                               17,500
Proceeds from issuance of common stock                     103,000       50,000
Proceeds from common stock subscription receivable          10,000
                                                         ---------    ---------
Net cash provided by financing activities                  155,500      162,500
                                                         ---------    ---------

Net (decrease) increase in cash and cash equivalents          (513)       7,903
Cash and cash equivalents at beginning of period               937        1,420
                                                         ---------    ---------
Cash and cash equivalents at end of period               $     424    $   9,323
                                                         =========    =========


Cash paid during the period for:
Interest                                                 $    --      $    --
Income taxes                                             $    --      $     715

Non-cash financing activities:
Common stock subscription receivable                     $    --      $  40,000
Reduction of deferred offering costs applied against
proceeds from the sale of stock                          $    --      $  70,000
Shares issued for services                               $ 784,204    $    --
Costs incurred in connection with investing activities   $(787,353)   $    --





      The accompanying summary of significant accounting policies and note are an integral part of these financial statements.





                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

The accompanying consolidated financial statements represent the accounts of Artwork and Beyond, Inc. (the "Company"), a Colorado corporation formed on August 5, 1999. The financial statements for the six months ended June 30, 2004 also include the accounts of the Company's subsidiary Great Art Collectibles, LLC. Great Art Collectibles, LLC. is a New York limited liability corporation formed on June 13, 2003. Its activity is nominal.

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

In January 2004, the company changed its name from Dynamic I-T, Inc. to Artwork and Beyond, Inc. Since the acquisition and transfer of the Company's prior business, its sole business has been that of the newly acquired subsidiary, Artwork and Beyond, Inc. The new name reflects the business that will be conducted by the Company on a going forward basis.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred significant operating losses since inception, a deficiency in working capital, and a deficiency in assets. These factors raise substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)






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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss, if any, is recognized to the extent that the carrying amount exceeds the asset's fair value.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the six months ended June 30, 2004, advertising expense approximated $22,000.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)




NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


INCOME TAXES

Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each reporting period.

LOSS PER SHARE

The computation of basic loss per share ("EPS") is computed by dividing loss available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect. Potentially dilutive securities outstanding as of June 30, 2004 were 250,000 shares.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. At June 30, 2004, and for the six months then ended the Company had no items of other comprehensive income and has, therefore, not presented a Statement of Comprehensive Income.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.

A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15,

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)




NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since the Company was not involved in any derivative financial instruments, SFAS 149 had no effect upon the Company's consolidated financial statements for the six months ended June 30, 2004.

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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)




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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106" ("SFAS 132(R)"). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, "EMPLOYERS' ACCOUNTING FOR PENSIONS" ("SFAS 87"), SFAS No. 88, "EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS" ("SFAS 88"), and SFAS 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" ("SFAS 106"). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. SFAS 132(R) did not have an effect on the Company's consolidated financial statements for the six months ended June 30, 2004 and the Company determined that SFAS(R) will not have a material impact on its consolidated financial position and results of operations.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS" ("SAB 105"). This staff accounting bulletin summarizes the views of the staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The Company does not believe that SAB 105 will have an impact on its consolidated financial position and results of operations.


NOTE 2 - EQUIPMENT

Equipment consists of the following:

                                                                  June 30,
                                                                    2004
                                                            -------------------
           Equipment and Furniture                                $ 30,813
           Less:  Accumulated Depreciation                           (24,465)
                                                            -------------------
                                                                  $ 6,348
                                                            ===================

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



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

As of June 30, 2004 the Company's management determined that there was no impairment to the carrying value of the Company's goodwill.


NOTE 4 - INCOME TAXES

The deferred income tax benefit approximates $101,000 for the six months ended June 30, 2004. State taxes included therein approximate $23,000 for the six months ended June 30, 2004. The non-current deferred tax assets of approximately $889,000 at June 30, 2004, are comprised of the benefits of net operating losses. At June 30, 2004, the State tax component of the deferred tax asset approximated $191,000. The balance of the deferred tax asset is related to the Federal income tax component.

The reconciliation of the effective income tax rate to the Federal statutory rate of 39% is related to the effect of state income tax rates.

NOTE 4 - INCOME TAXES (Continued)

At June 30, 2004, the Company had net carryforward losses of approximately $2,245,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, valuation allowances, all related to the net operating loss carryforwards, of approximately $889,000 at June 30, 2004 equal to the tax benefits for deferred taxes have been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward periods. A change in ownership pursuant to Section 382 of the Internal Revenue code may also impact the realization of net operations loss tax benefits.

Net operating loss carryforwards, on a fiscal year basis, expire as follows:


                             Expiration DATE  NOL Carryforward
                                              ------------------
                                  2019               $ 24,000
                                  2020                753,000
                                  2021                547,000
                                  2022                295,000
                                  2023                359,000
                                              ------------------
                                                  $ 1,978,000
                                              ==================



NOTE 5 - NOTES PAYABLE - SHAREHOLDERS/OFFICER

At June 30, 2004, the Company was obligated to its shareholder/officer pursuant to three non-interest bearing demand notes totaling $27,304 and an additional two notes totaling $15,000 bearing interest at the rate of 9% per annum and maturing on March 20, 2005 and March 24, 2005.

At June 30, 2004, the Company was also obligated to various shareholders for notes totaling $252,500 with interest rates ranging from 9%-10% maturing from November 5, 2004 to June 11, 2005.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



NOTE 5 - NOTES PAYABLE - SHAREHOLDERS/OFFICER (Continued)


In addition, the Company is obligated to a shareholder for two non-interest bearing notes totaling $20,000 maturing in May 2005.

Certain note obligations to shareholders previously reported as notes payable have been reclassified as convertible notes.

Interest expense related to the above notes and the convertible notes discussed below for the six months ended June 30, 2004 was approximately $15,000. At June 30, 2004, the weighted average interest rate on short-term borrowings was approximately 7.55%.


NOTE 6 - CONVERTIBLE NOTES - SHAREHOLDERS

At June 30, 2004, the Company was obligated to a shareholder pursuant to a note in the amount of $5,000 bearing interest at a rate of 5% maturing on December 31, 2006. In addition, at June 30, 2004 the Company was obligated to two other shareholders pursuant to non-interest bearing notes in the amount of $12,500 and $5,000 maturing on April 8, 2007 and May 21, 2007, respectively.

The above holders have the right until the date of maturity to convert all or any portion of the then outstanding principal amount and accrued interest outstanding into shares of common stock by dividing the then outstanding obligation by the conversion price. The conversion price shall be the lesser of 50% of the average of the reported closing prices of the Company's Common Stock during the thirty days prior to the conversion or 150% of the reported average of the closing prices of the Company's Common Stock during the 30 trading days immediately prior to the date of the first sale of any debenture that is part of the offering described in the Subscription Agreement. At the maturity date, the then outstanding obligation shall be converted at the conversion price.

In addition, the Company is obligated to two other shareholders for notes in the amount of $30,000 and $10,000 both pursuant to a 10% interest rate maturing on December 24, 2004 and October 27, 2004, respectively.

The shareholders, mentioned in the preceding paragraph, shall have the right to convert the outstanding principal and accrued interest on terms and conditions of any private placement or similar offering made by the Borrower. Conversion rights shall be in accordance with such terms made to other investors or lenders, and shall, whenever possible, carry piggy-back registration and anti-dilution rights.

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



NOTE 7 - COMMON STOCK

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

In January 2003, the Company's registration statement became effective and 1,000,000 common shares were sold at $.05 per share, therefore the right of return is no longer operative.

In January 2004, Dynamic I-T effected a 20-for-1 reverse stock split upon changing its name to Artwork and Beyond, Inc. As a result of the reverse stock split, par value of common stock decreased proportionately. The Company then made an adjustment to common stock and additional paid-in capital to reinstate the Company's par value at $0.001.


NOTE 8 - OPTIONS AND WARRANTS

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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



NOTE 8 - OPTIONS AND WARRANTS (Continued)


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

The Company has granted options to members of its advisory board covering an aggregate of 7,500 shares of common stock. The options have an exercise price of $1.50 per share, vest one year from date of grant and expire in 2005.

A summary of stock option transactions is as follows:

                                                           June 30, 2004
                                                        ---------------------
Outstanding, beginning                                        187,500
Granted at an exercise price of $1.50 per share
Outstanding, ending and exercisable
                                                        ---------------------
Expected volatility                                           187,500
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

                                                          June 30, 2004
                                                     -------------------------
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

                     ARTWORK AND BEYOND, INC. AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)



NOTE 9 - MAJOR VENDORS

The Company purchases substantially all of its artwork from one vendor and has virtually all of its artwork framed by another vendor. At June 30, 2004 the Company included in accrued expenses amounts payable to these vendors of approximately $3,300 and $0, respectively. Total purchases from these two vendors were approximately $17,300 and $13,100 for the six months ended June 30, 2004, respectively.



NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                            June 30, 2004
                                         ---------------------
Accrued offering costs                      $   60,000
Accrued litigation costs                        60,000
Accrued accounting
and
auditing                                         14,969
Other accrued expenses                           14,346
Accrued artwork purchases                         3,345
Accrued compensation                             13,717
Accrued interest                                 31,760
Accounts payable                                133,196
                                         ---------------------
                                             $  331,333
                                         =====================




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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD IN 2003

         Revenue for the Six Months ended on June 30, 2004 was $154,843 an increase of $45,238 or 41.2% compared to the same period last year resulting from an increase in marketing activity. We had a net loss for the Six Months ended June 30, 2004 of ($263,703), an increase of $76,126 or 40.5% compared the same period last year. Sales from our Art-in-a-click.com business have increased.

         Costs of Sales for the Six Months ended June 30, 2004 were $62,239 as compared to $48,086 for the same period in 2003, an increase of $14,153 or 29%. This was a result of higher sales volume that increased the purchase of component materials and framing costs. As a percentage of sales, however, cost of sales decreased 4% from 44% for the six months ended June 30, 2003 to 40% for the six months ended June 30, 2004. This was due to a few factors, including the continued market acceptance of higher margin products such as canvas transfers and hand painted oil reproductions. Other enhancements to our product line, including adding "brushstrokes" or an "age and crack" effect require less in materials to complete but yield a higher selling price and corresponding margin on sales. We also continued to purchase molding and mat board directly from suppliers in first six months of 2004, which lowered the final cost of framing. The Company incurred selling, general and administrative expenses of $356,307 for the six months ended June 30, 2004 as compared to $254,922 for the same period in 2003. The increase in these expenses was due to increased selling advertising efforts.

       Loss per share for the six months ended June 30, 2004 was ($.02) per share as compared to ($.02) for the corresponding period in 2003.

     The Company believes losses will continue unless it is able to implement increased marketing activites. It is seeking additional capital for these purposes as described below.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD IN 2003

         Revenue for the Quarter ended on June 30, 2004 was $62,184, an increase of $14,558 or 30.5% compared to the same period last year resulting from an increase in marketing activity. We had a net loss for the Quarter ended June 30, 2004 of ($112,838), an increase of $61,600 or 120% compared the same period last year. Sales from our Art-in-a-click.com business have increased.

         Costs of Sales for the Quarter ended June 30, 2004 were $25,297 as compared to $20,931 for the same period in 2003, an increase of $5,056 or 24%. This was a result of higher sales volume that increased the purchase of component materials and framing costs. As a percentage of sales, however, cost of sales decreased 2% from 43% for the second quarter of 2003 to 41% for the second quarter of 2004. This was due to a few factors, including the continued market acceptance of higher margin products such as canvas transfers and hand painted oil reproductions. Other enhancements to our product line, including adding "brushstrokes" or an "age and crack" effect require less in materials to complete but yield a higher selling price and corresponding margin on sales. We also continued to purchase molding and mat board directly from suppliers in first quarter of 2004, which lowered the final cost of framing.

       The Company incurred selling, general and administrative expenses of $149,035 for the quarter ended June 30, 2004 as compared to $89,759 for the same period in 2003. The increase in these expenses was due to increased selling advertising efforts.

       Loss per share for the quarter ended June 30, 2004 was ($.01) per share as compared to less than ($.01) for the corresponding period in 2003.

     The Company believes losses will continue unless it is able to implement increased marketing activites. It is seeking additional capital for these purposes as described below.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had current assets of $1,291 as of June 30, 2004. The Company has current liabilities of $737, 686 and negative working capital deficit of ($670,166). In addition, the Company has short term notes payable of $317,304. Its financials as of the year ended 2003 were subject to a going concern qualification by its auditors. We will require additional capital to implement its business plan, including funds necessary to increase its selling and advertising efforts. If the Company does not obtain sufficient capital, it may be forced to curtail and possibly discontinue such operations.


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

Item 2.           Changes in securities

None.


Item 6.           Exhibits and reports on Form 8-K

                         (a) The following are filed as Exhibits to this
Quarterly Report. The numbers refer to the Exhibit
Table of Item 601 of Regulation S-K:

                                   None.


                         (b) Reports on Form 8-K filed during the three months
ended June 30, 2004. (incorporated by reference)

                                   None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated:  August 27, 2004

                                             ARTWORK & BEYOND, INC.

                                             By: /S/ HOWARD BLUM
                                             ------------------------
                                             Howard Blum, President