Form 10QSB
period 2004-09-30
DYNAMIC I-T INC
filed 2004-11-23
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                             ADVANCE NANOTECH, INC.

                         (COMMISSION FILE NO. 011-15499)

             (Exact name of registrant as specified in its charter)
                       (Formerly ARTWORK AND BEYOND, INC)


             Colorado                                        84-0820529
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


 712 Fifth Avenue, New York, NY 10019
---------------------------------------
(Address of principal executive offices)


Issuer's telephone number, including area code:             (646) 723-8940
                                                            ---------------

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]


     Number of shares of Common Stock outstanding as of September 30, 2004:

                                   17,344,568
                                   ----------

                              ADVANCE NANOTECH, INC


                                TABLE OF CONTENTS

                                                                            PAGE

                         PART 1 - FINANCIAL INFORMATION


Item 1        Financial Statements (Unaudited)                               1-7

Item 2        Management's Discussion and Analysis or Plan of Operation      7-9

Item 3        Controls and Procedures                                         9


                           PART II - OTHER INFORMATION


Item 1        Legal Proceedings                                               9

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds     9

Item 3        Defaults Upon Senior Securities                                 9

Item 4        Submission of Matters to a Vote of Security Holders             9

Item 5        Other Information                                               9

Item 6        Exhibits                                                       10

              Signatures                                                   10-13

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET


                                                               (UNAUDITED)
                                                           September 30, 2004
                                                           ------------------
ASSETS

Current assets
  Cash and cash equivalents                                     $  26,145
  Other current assets                                             31,308
                                                                ---------
     Total current assets                                          57,454

Office equipment, net                                              49,043
                                                                ---------

     Total assets                                               $ 106,497
                                                                =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                              $   5,284
  Accrued expenses                                                 59,897
  Credit facility                                                 293,606
                                                                ---------
     Total current liabilities                                    358,788

Total stockholders' deficit                                      (252,291)
                                                                ---------

     Total liabilities and stockholders' deficit                $ 106,497
                                                                =========



The accompanying notes are an integral part of these financial statements.

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                            From inception
                                                           (August 17, 2004)
                                                                  to
                                                          September 30, 2004
                                                          ------------------
Costs and expenses
  Research and development                                     $  97,802
  Sales and marketing                                             59,464
  General and administrative                                      97,834
                                                               ---------

Net loss                                                       $(255,101)

     Foreign currency translation adjustment                      (2,810)
                                                               ---------

Comprehensive loss                                             $(257,910)
                                                               =========



The accompanying notes are an integral part of these financial statements.

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                            From inception
                                                                          (August 17, 2004)
                                                                                  to
                                                                          September 30, 2004
                                                                          ------------------
Cash flows from operating activities
    Net loss                                                                  $(255,101)
    Adjustments to reconcile net loss to cash flows
    from operating activities
       Depreciation                                                               4,459
   Changes in operating assets and liabilities
       (Increase) in other assets (31,308) Increase in accounts payable and accrued expenses 65,181

Net cash from operating activities                                             (216,769)

Cash flows from investing activities - equipment acquisition                    (53,502)

Cash flows from financing activities - proceeds from credit facility            293,606

Effect of exchange rate on cash and  equivalents                                  2,810
                                                                              ---------

Net increase in cash and equivalents                                             26,145

Cash and equivalents
       Beginning of period                                                           --
                                                                              ---------
       End of period                                                          $  26,145
                                                                              ---------

Supplemental cash flow information - no interest or income taxes were paid in the period.



The accompanying notes are an integral part of these financial statements.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        (FORMERLY ARTWORK AND BEYOND,INC)
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. on October 1, 2004. The merger was treated as a reverse merger which resulted in the operations of the Company continuing in the capital structure of Artwork and Beyond, Inc. and the operations of Artwork and Beyond, Inc. being transferred to its original owners. The accompanying consolidated financial statements include the activities of the Company since its inception.

ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns: all the outstanding shares of Owlstone Limited, a research and development company which has conducted all of the operations to date, and all the outstanding shares of the following inactive UK companies: Imperial Nanotech Ltd,Nano Devices Limited, Nano Solutions Limited , Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ANI and all its subsidiaries ( the "Company"). All significant inter-company accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of September 30, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising debt financing and plans to raise equity capital, there can be no assurance that these plans will be achieved.

NATURE OF BUSINESS

The Company specializes in the acquisition and commercialization of nanotechnology. Nanotechnology is a research and technology, at the atomic or molecular level that is expected to make most products lighter, stronger, less expensive and more precise. The Company's interests are focused in three nanotechnology areas, namely: electronics, biopharma and materials. The Company provides investment to bridge patented innovation with the capital markets. The

Company's development network creates economic and time efficiencies which can advance the development of University research-programs to marketable product lines in high-value markets. The Company's business strategy is to develop its existing nanotechnology products, acquire additional early-mid stage product candidates in the electronics, biopharma, and materials sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

CONCENTRATIONS OF CREDIT RISK

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

RESEARCH AND DEVELOPMENT

Costs and expenses that can be clearly identified as research and development are charged to expense as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currency is the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

SIGNIFICANCE OF ESTIMATES

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures contained in these financial statements. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company has elected to adopt the disclosure only provisions of SFAS No. 148 and will continue to follow APB Opinion No. 25 and related interpretations in accounting for stock options granted to its employees and directors. Accordingly, employee and director compensation expense is recognized only for those options whose price is less than the market value at the measurement date. When the exercise price of the employee or director stock options is less then the estimated fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, over the vesting period of the options.

Stock options and warrants issued to non-employees for services are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period.

LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. The Company has 6,666,666 warrants outstanding that are common equivalent shares which have not been included in the computation of net loss per share as their effect would have been anti-dilutive; thus, basic and diluted earnings per share are equal.

INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of September 30, 2004, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $255,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will not be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts and loan payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

NOTE 2- EQUITY TRANSACTIONS

Effective August 17, 2004, the number of shares of common stock authorized was increased to 25,000,000.

The Company issued warrants which convert into 6,666,666 shares of common stock. (See Note 3.)

NOTE 3 - COMMITMENTS

The Company leases its office facilities from a related party in New York and London for aggregate monthly rents of approximately $2,500 on a month-to-month basis.

At September 30, 2004, the Company has drawn $293,606 under its $20 million line of credit facility agreement with Jano Holdings Limited ("Jano"). The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate( as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. Because the funding was at the end of the period, no interest was accrued. In conjunction with the facility, the Company issued Jano warrants for 6,666,666 shares of common stock at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

On November 2, 2004 the Company announced a research collaboration agreement with Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector.

FORWARD LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This filing includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. Sentences in this document containing verbs such as "believe," "plan," "intend," "anticipate," "target," "estimate," "expect," and the like, and/or future-tense or conditional constructions ("will," "may," "could," "should," etc.) constitute forward-looking statements that involve risks and uncertainties. Items contemplating, or making assumptions about, actual or potential future sales, market size, collaborations, trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this Report on Form 10-QSB reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by management. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes, include without limitation, those discussed in our Annual Report on Form 10-KSB for the year ended January 31, 2004. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made by us in our Annual Report on Form 10-KSB for the year ended January 31, 2004, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows.

The following discussion should be read along with the unaudited financial information for the current fiscal year.

The Company's newly appointed Independent Accountants have not completed their review of the accompanying interim financial statement.

OVERVIEW

The Company specializes in the acquisition and commercialization of nanotechnology. The Company's interests are focused in three nanotechnology areas, namely: electronics, biopharma and materials.

The Company provides investment to bridge patented innovation with the capital markets. The Company's development network creates economic and time efficiencies which can advance the development of University research-programs to marketable product lines in high-value markets.

Leading Universities, across the world, are generating pioneering research in the nanotechnology area. This research is typically funded by government grants or under contract by large industrial businesses. There are many research projects which offer the potential for commercialization, in valuable markets, and yet are under resourced due to a lack of funding. The Company has identified an opportunity to fund multiple, early-stage nanotechnology research programs within leading Universities, as the first and crucial step in developing and commercializing new products. This commitment to invest, bridges the gap between leading, patented innovation and the capital markets.

The Company currently has two operating subsidiaries held by its wholly owned subsidiary Advance Nanotech, Inc, these being Advance Nanotech Limited, a company incorporated under the laws of England and Owlstone Limited, a company also incorporated under the laws of England. In addition, Advance Nanotech Limited owns 100% of the issued and outstanding share capital of a further 19 subsidiary businesses, all of which are non-trading and incorporated under the laws of England.

By virtue of the Company owning all of the issued shares of Advance Nanotech, Inc., the Company owns 60% of the issued and outstanding share capital of Owlstone Limited, those shares held by Advance Nanotech Limited, and 100% of the issued and outstanding share capital of Advance Nanotech Limited.

ADVANCE NANOTECH LIMITED

Advance Nanotech Limited is the principal operating company. Advance Nanotech Limited was incorporated on November 5, 1998 and was acquired by Advance Nanotech Inc., on September 30, 2004 at par value. Advance Nanotech Limited commenced operations in early February, 2004 and identifies nanotechnology products and technologies for acquisition and subsequent commercialization.

OWLSTONE LIMITED

On April 15, 2004, Advance Nanotech Limited acquired Owlstone Limited ("Owlstone") at par value, a company incorporated under the laws of England. On May 28, 2004, Advance Nanotech Limited provided Owlstone with a $2 million secured facility and contemporaneously entered into an agreement with Mr. Paul Boyle, Mr. Andrew Koehl and Mr. David Ruiz-Alonso (the "founders") under which the founders assigned their intellectual property concerning the Owlstone technology to Owlstone and were issued shares totalling 40% of the issued and outstanding share capital of Owlstone by Owlstone. The facility was provided to continue technological development of Owlstone's sensing product.
Owlstone was founded to exploit miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nanotechnology Owlstone intends to bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. The technology will drive down the cost and size of point detection systems and improve performance. Owlstone's vision is to have detection systems in every train, financial institution, government building, airport, stadium and any target at risk from chemical or explosive attack.

PRODUCT AND TECHNOLOGY

Owlstone is shrinking the full functionality of chemical warfare agent detectors using emerging nanofabrication techniques. Owlstone has adapted and extend these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. By first quarter 2006, Owlstone will be generating production level volumes of miniature chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. The device is the size of a dime and costs approximately 100 times less than the current commercially successful products. It is a `black box' system that can be directly embedded into current systems to extend their range of capabilities. It is small and cheap enough to be used in entirely new deployment scenarios. It has the capability to be flexibly updated with emerging chemical threats. Its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyser or an exhaust emissions controller.

MARKET OPPORTUNITY

Homeland security is a major focus for governments across the globe. Recent atrocities have highlighted a critical need to protect government and business infrastructures, physical assets and the lives of millions against increasingly unconventional acts of terrorism. There is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With systems costing upwards of several thousand dollars each, it is not viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that will allow us to drive down the cost and size of integrated detection systems for widespread ubiquitous deployment.

The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone technology is inherently suited to the application as it builds upon the most widely deployed detection technology is use by today's fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of proven technology and the exploitation of emerging nanofabrication techniques. Owlstone devices will act to displace existing systems as new deployment capabilities are exploited. It will become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. In-Stat MDR and Frost and Sullivan report the market for next generation chemical and biological sensors, including non-defence applications, will rise from $2.3bn in 2002 to nearly $4bn in 2007. Owlstone sensors greatly expand the application opportunity horizon and the associated possibilities will lead to new markets and revenues.

COMPANY STATUS

The Company has completed its first investment and has commenced developing its product portfolio. The Company is actively looking for additional opportunities and continues to assess many technologies. We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio. A major element of the Company's product strategy is to collaborate with Universities to research and develop new technologies as the first-step in new product commercialization. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future.

The reader should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the limited resources, problems, expenses, risks and complications frequently encountered by similarly situated companies. To address these risks, we must, among other things:

      o increase our product portfolio by acquisition or collaborations with Universities;

      o     enter into corporate partnerships;

      o     license additional technology;

      o     maintain a proprietary position in our technologies and products;
            and

      o     attract and retain key personnel.

The Company may not be successful in addressing these risks. If we are unable to do so, our business prospects, financial condition and results of operations would be materially adversely affected. The likelihood of our success must be considered in light of the high-risk nature of technology based research and product development, and the competitive and regulatory environment in which we operate.

RESULTS OF OPERATIONS

During the period work continued on the development of existing licensed products as planned and on researching further license opportunities. In the period since inception the company made a loss from trading of $257,910. Research and development losses were $97,802 and were generated in product development. General and Administration losses $97,834 were incurred primarily for consulting fees for regulatory, licensing and patent advice. Sales and Marketing costs, $59,464, are primarily employment costs for officers, management and staff.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have, as of the end of the period covered by this Report, reviewed our process of gathering, analyzing and disclosing information that is required to be disclosed in our periodic reports (and information that, while not required to be disclosed, may bear upon the decision of management as to what information is required to be disclosed) under the Exchange Act of 1934, including information pertaining to the condition of, and material developments with respect to, our business, operations and finances. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our process provides for timely collection and evaluation of information that may need to be disclosed to investors.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES

Effective August 17, 2004 the number of authorized shares of common stock was increased to 25,000,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On August 17, 2004 the Company received approval from its shareholders in a Proxy to vote to change its charter to increase the authorized number of common shares to 25,000,000 shares.

ITEM 5. SUBSEQUENT EVENT

On October 1, 2004, the Company was party to an agreement (the "Exchange Agreement") with its shareholders to sell all of its issued and outstanding common stock to Artwork and Beyond, Inc a Colorado corporation. The shareholders (the "Advance Nanotech Shareholders") are Core Capital Holdings LLC, Lyra Holdings Limited, Sterling FCS Limited, CABEL Technology, Inc., SOFI Ventures Ltd., Monmay Limited, JSMCL Capital Limited, L. Wise Investments Limited, and SBI Bioventures Limited. The acquisition transaction (the "Acquisition") closed simultaneously with the execution of the Exchange Agreement. The acquiring company and its affiliates were unrelated to the shareholders of Advance Nanotech or Advance Nanotech prior to the execution, delivery and performance of the Exchange Agreement. A Form 8-K disclosing agreement was filed on October 1, 2004.

On November 2, 2004 the Company entered into a research collaboration agreement with Imperial College, London, pursuant to which it has agreed to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

Exhibit No.                       Description
----------- ------------------------------------------------------

31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


(b) REPORTS ON FORM 8-K

     October 1, 2004 ITEM 1.01 Entry into a material definitive agreement

     October 11, 2004 ITEM 4.01 Changes in registrant's certifying accountants


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

                                             /s/ Magnus Gittins
                                             ------------------------
                                             Magnus Gittins
                                             Chief Executive Officer