Form 10QSB/A
period 2004-09-30
Advance Nanotech, Inc.
filed 2004-12-02
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                         (Commission File No. 011-15499)

                             ADVANCE NANOTECH, INC.

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

Number of shares of Common Stock outstanding as of November 30, 2004: 19,973,446
                                                                     ----------

                              ADVANCE NANOTECH, INC

                                TABLE OF CONTENTS

                                                                           Page

                         PART 1 - FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)                                   1-7

Item 2    Management's Discussion and Analysis or Plan of Operation         7-10

Item 3    Controls and Procedures                                             10

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                   10

Item 2    Changes in Securities and Small Business Issuer Purchases of
          Equity Securities                                                   10

Item 3    Defaults Upon Senior Securities                                     10

Item 4    Submission of Matters to a Vote of Security Holders                 10

Item 5    Other Information                                                   10

Item 6    Exhibits                                                            10

          Signatures                                                          11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          (FORMERLY ARTWORK AND BEYOND)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                              September 30, 2004

  ASSETS

  Current assets
    Cash and cash equivalents                                         $  26,145
    Other current assets                                                 31,308
                                                                      ---------
    Total current assets                                                 57,454
                                                                      ---------
  Office equipment, net                                                  49,043
                                                                      ---------
    Total assets                                                      $ 106,497
                                                                      ---------
  LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accounts payable                                                  $   5,284
    Accrued expenses                                                     59,897
    Credit facility                                                     293,606
                                                                      ---------
    Total current liabilities                                           358,788

Stockholders' deficit
Common Stock, $0.001 par value. Shares authorized
25,000,000, issued 20,000,000                                            20,000
Additional paid in capital                                              (20,000)
Deficit accumulated during development stage                           (255,101)
Accumulated other comprehensive income                                    2,810
                                                                      ---------
Total liabilities and stockholders' deficit                           $(252,291)
                                                                      ---------
TOTAL STOCKHOLDERS DEFICIT                                            $ 106,497
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

                                                             From inception
                                                           (August 17, 2004)
                                                                     to
                                                          September 30, 2004

Costs and expenses
  Research and development                                 $         97,802
  Sales and marketing                                                59,464
  General and administrative                                         97,834
                                                           ----------------
Net loss                                                   $       (255,101)

   Foreign currency translation adjustment                            2,810
                                                           ----------------

Comprehensive loss                                         $        252,291
                                                           ================

Basic and diluted loss per share                           $          (0.01)
                                                           ================

Basic and diluted weighted average shares outstanding            20,000,000
                                                           ================

The accompanying notes are an integral part of these financial statements.

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       From inception
                                                                       (August 17, 2004)
                                                                              to
                                                                       September 30, 2004
Cash flows from operating activities
    Net loss                                                           $   (255,101)
    Adjustments to reconcile net loss to cash flows
    from operating activities
       Depreciation                                                           4,459
   Changes in operating assets and liabilities
       (Increase) in other assets                                           (31,308)
       Increase in accounts payable and accrued expenses                     65,181
                                                                       ------------

Net cash from operating activities                                         (216,769)
Cash flows from investing activities - equipment acquisition                (53,502)
Cash flows from financing activities - proceeds from credit facility        293,606
Effect of exchange rate on cash and equivalents                               2,810
                                                                       ------------

Net increase in cash and equivalents                                         26,145

Cash and equivalents
       Beginning of period                                                       --
                                                                       ------------
       End of period                                                   $     26,145
                                                                       ------------

Supplemental cash flow information - no interest or income taxes were paid in the period.

The accompanying notes are an integral part of these financial statements

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        (FORMERLY ARTWORK AND BEYOND,INC)
                        STATEMENT OF SHAREHOLDERS DEFICIT
             FROM INCEPTION (AUGUST 17, 2004) TO SEPTEMBER 30, 2004
                                   (Unaudited)

                                                                         Deficit
                                                          Additiona    Accumulated     Other         Total
                                    Common Stock            Paid in      During     Comprehensive Shareholders'
                                Shares          Amount     Capital    Development      Income       Deficit
                               ----------   ----------   ----------    ----------    ----------    ----------
Initial Capitalization         20,000,000       20,000      (20,000)           --            --            --

Net Loss                               --           --                    (255,101)           --      (255,101)

Foreign currency translation           --           --           --            --         2,810         2,810
adjustment
                               ----------   ----------   ----------    ----------    ----------    ----------

BALANCE, SEPTEMBER 30, 2004    20,000,000       20,000      (20,000)     (255,101)        2,810      (252,291)
                               ==========   ==========   ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        (FORMERLY ARTWORK AND BEYOND,INC)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of the Company continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issuae Artwork common stock and a further 1,910,000,000,shares to be issued if and when Artwork's authorized share capital would permit such issuance. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders, with ANI's shareholders holding the right to a further issuance of 1,910,000,000 share, which would bring their combined ownership interest to 99%, on October 5, 2004, the new Board of Directors approved (1) the change of the issuer's name to Advance Nanotech, Inc and (2) a one for 100 reverse stock split that resulted in an aggregate of 19,973,446 shares outstanding after giving effect to the reverse split, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 60% of the outstanding shares of Owlstone Limited, a research and development company which has conducted all of the operations to date, and all the outstanding shares of the following inactive UK companies:
Imperial Nanotech Ltd,Nano Devices Limited, Nano Solutions Limited , Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited.

Principles of Consolidation

The consolidated financial statements include the accounts of ANI and all its subsidiaries ( the "Company"). The Owlstone 40% minority shareholders are not required to fund the Owlstone losses; accordingly no losses have been allocated to them. All significant inter-company accounts and transactions have been eliminated.

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

Loss per Share

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period ,$255,191by the weighted average number of common shares outstanding during the period, 20,000,000. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. The Company has 66,667 warrants outstanding (post reverse split) which have not been included in the computation of net loss per share as their effect would have been anti-dilutive; thus, basic and diluted earnings per share are equal.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company is subject to income taxes in the United States of America and the United Kingdom. As of September 30, 2004, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $250,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will not be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents and accounts and loan payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

NOTE 2 - COMMITMENTS

The Company leases its office facilities from a related party in New York and London for aggregate monthly rents of approximately $4,550 on a month-to-month basis.

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

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS or PLAN of OPERATIONS

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

SUBSIDIARIES

The Company currently has two operating subsidiaries: wholly owned subsidiary Advance Nanotech Ltd and ANL's 60% owned Owlstone Limited, both incorporated under the laws of England . In addition, Advance Nanotech Limited owns 100% of the issued and outstanding share capital of a further 20 subsidiary businesses, all of which are inactive and incorporated under the laws of England.

ADVANCE NANOTECH LIMITED ("ANL")

ANL identifies nanotechnology products and technologies for acquisition and subsequent commercialization.

OWLSTONE LIMITED ("Owlstone")

ANL provided Owlstone with a $2million secured facility and entered into an agreement with Messrs. Paul Boyle, Andrew Koehl and david Ruiz-Alonso ("the founders") under which the founders assigned their intellectual property concerning the Owlstone technology to Owlstone and were issued shares totaling 40% of the issued and outstanding shares capital of Owlstone. The facility was provided to continue technological development of Owlstone's sensing product. Owlstone was founded to exploit miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nano technology Owlstone intends to bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. The technology will drive down the cost and size of point detection systems and improve performance. Owlstone's vision is to have detection systems in every train, financial institution, government building, airport, stadium and any target at risk from chemical or explosive attack.

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

RESULTS OF OPERATIONS

During the quarter ended September 30,2004, work continued on the development of existing licensed products as planned and on researching further license opportunities. Research and development activities were generated in product development. General and Administration expenses were incurred incurred primarily for consulting fees for regulatory, licensing and patent advice. Sales and Marketing costs are primarily employment costs for officers, management and staff.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                       Description
--------- ---------------------------------------------------------------------

31.1 Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

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