Form 10QSB/A
period 2004-09-30
Advance Nanotech, Inc.
filed 2005-05-06
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                          Commission File No. 011-15499

                             ADVANCE NANOTECH, INC.

             (Exact name of registrant as specified in its charter)



             Colorado                                        82-0379959
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

 30 Rockefeller Plaza, 27th Floor, New York, NY, 10112
-----------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code:             (212)332 4372
                                                            ---------------

                            (ARTWORK AND BEYOND, INC)
-------------------------------------------------------------------------------
                                  (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [ ] No [X]

Number of shares of Common Stock outstanding as of November 30, 2004: 19,552,778

This amendment is being filed to include in the financial statements the accounts of Advance Nanotech Limited, a UK subsidiary which commenced operations during the period, but was inadvertently omitted from the previously filed statements.

                              ADVANCE NANOTECH, INC



                                TABLE OF CONTENTS

                                                                           Page

                         PART 1 - FINANCIAL INFORMATION

Item 1    Financial Statements                                               1-7

Item 2    Management's Discussion and Analysis or Plan of Operation         7-10

Item 3    Controls and Procedures                                             10

                           PART II - OTHER INFORMATION

Item 1    Legal Proceedings                                                   10

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         10

Item 3    Defaults Upon Senior Securities                                     10

Item 4    Submission of Matters to a Vote of Security Holders                 10

Item 5    Other Information                                                   10

Item 6    Exhibits and Reports on form 8-K                                    10

          Signatures                                                          11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2004

ASSETS


  Current assets
    Cash and cash equivalents                                         $ 201,049
    Other current assets                                                 37,402
                                                                      ---------
    Total current assets                                                238,451

  Office equipment, net                                                  49,043
                                                                      ---------
                                                                      $ 287,494
                                                                      =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accounts payable                                                  $  54,356
    Accrued expenses                                                     59,897
    Credit facility from related party - Jano Holdings                  533,212
    Due to related party - Electronic Game Card                           9,897
                                                                      ---------
    Total current liabilities                                           657,362
                                                                      ---------

Stockholders' deficit
Common Stock, $0.001 par value, shares authorized
25,000,000, issued 20,000,000                                            20,000
Additional paid in capital                                              (20,000)
Deficit accumulated during development stage                           (370,379)
Accumulated other comprehensive income                                      511
                                                                      ---------
Total stockholders' deficit                                           $(369,868)
                                                                      ---------
                                                                      $ 287,494
                                                                      =========


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



                                                            From inception
                                                          (August 17, 2004)
                                                                   to
                                                          September 30, 2004
                                                          ------------------
Costs and expenses
  Research and development                                 $        157,266
  General and administrative                                        213,113
                                                           ----------------
Net loss                                                   $       (370,379)

   Foreign currency translation adjustment                              511
                                                           ----------------

Comprehensive loss                                         $       (369,868)
                                                           ================

Basic and diluted loss per share                           $          (.02)
                                                           ================

Basic and diluted weighted average shares outstanding            20,000,000
                                                           ================



The accompanying notes are an integral part of these financial statements.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             FROM INCEPTION (AUGUST 17, 2004) TO SEPTEMBER 30, 2004
                                   (Unaudited)



                                                                         Deficit
                                                          Additional    Accumulated     Other         Total
                                    Common Stock            Paid in      During     Comprehensive Shareholders'
                                Shares          Amount     Capital    Development      Income       Deficit
                               ----------   ----------   ----------    ----------    ----------    ----------
Initial Capitalization          20,000,000     20,000      (20,000)        --               --             --

Net Loss                               --           --                  (370,379)           --       (370,379)

Foreign currency translation           --           --           --            --          511            511
adjustment
                               ----------   ----------   ----------    ----------    ----------    ----------

BALANCE, SEPTEMBER 30, 2004     20,000,000    20,000       (20,000)     (370,379)          511       (369,868)
                               ==========   ==========   ==========    ==========    ==========     ==========

The accompanying notes are an integral part of these financial statements

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                        From inception
                                                                        (August 17, 2004)
                                                                               to
                                                                        September 30, 2004
                                                                        ------------------
 Cash flows from operating activities
     Net loss                                                           $   (370,379)
     Adjustments to reconcile net loss to cash flows
     from operating activities
        Depreciation                                                           4,459
    Changes in operating assets and liabilities
        Increase in other assets                                             (37,402)
        Increase in accounts payable and accrued expenses                    114,253
                                                                        ------------
 Cash flows from operating activities                                       (289,069)
                                                                        ------------
 Cash flows from investing activities - equipment acquisition                (53,502)
                                                                        ------------
 Cash flows from financing activities
 Proceeds from related party credit facility - Jano Holdings                 733,212
 Repayments of related party credit facility - Jano Holdings                (200,000)
 Advance from related party - Electronic Game Card                             9,897
                                                                        ------------
 Cash flows from financing activities                                        543,109
                                                                        ------------
 Effect of exchange rate on cash and equivalents                                 511
                                                                        ------------

 Net increase in cash and equivalents                                        201,049
                                                                        ------------
 Cash and equivalents
 Beginning of the period                                                           -
 End of the period                                                           201,049
                                                                        ============

Supplemental cash flow information - no interest or income taxes were paid in the period.

The accompanying notes are an integral part of these financial statements

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                                (Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000, shares to be issued if and when Artwork's authorized share capital would permit such issuance. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders, with ANI's shareholders holding the right to a further issuance of 1,910,000,000 shares, which would bring their combined ownership interest to 99%. On October 5, 2004, the new Board of Directors approved (1) the change of the issuer's name to Advance Nanotech, Inc. and (2) a one for 100 reverse stock split that resulted in an aggregate of 19,552,778 post split shares outstanding, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 60% of the outstanding shares of Owlstone Limited ("Owlstone"), a research and development company, 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ANI and all its subsidiaries ( the "Company"). Through September 30, 2004, all research and development activities have occurred through Owlstone. Minority shareholders of Owlstone (40%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them. All significant inter-company accounts and transactions have been eliminated.

BASIS OF PRESENTATION

The information contained in this report is unaudited, but in our opinion reflects all adjustments necessary to make the financial position and results of operations for the interim periods a fair presentation of our operations and cash flows. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations and cash flows for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal period ending December 31, 2004.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. However, as of September 30, 2004, the Company did not have significant cash or other material assets, nor did it have an established source of revenues sufficient to cover its operating costs and commitments to allow it to continue as a going concern. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in developing its products, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern. While management has been successful in raising debt financing and plans to raise equity capital, there can be no assurance that these plans will be achieved.

NATURE OF BUSINESS

The Company specializes in the research and development of nanotechnology through acquisitions of and collaborations with others. Nanotechnology is science, at the atomic or molecular level that is expected to make most products lighter, stronger, less expensive and more precise. The Company's interests are focused in three nanotechnology areas, namely: electronics, biopharma and materials. The Company's development network creates an opportunity to advance the development of University research-programs. The Company's business strategy is to develop its existing nanotechnology product candidates, acquire additional early-mid stage product candidates in the electronics, biopharma, and materials sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

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

DEPRECIATION

 Fixed assets are stated at cost. Depreciation is provided at the following annual rates in order to write off each asset over the estimated useful lives, generally 3 years, as follows:

                            Asset                    Rate
       -----------------------------------     -------------------

       Plant and Machinery Equipment           25 % reducing balance method
       Office Equipment                        25 % reducing balance method
       Computers                               25 % reducing balance method

Maintenance and repairs are charged to operations; betterments are capitalized. Depreciation expense for the period ended September 30, 2004 is $4,459.

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

LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period, $370,379, by the weighted average number of common shares outstanding during the period, 20,000,000. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. The Company has 66,667 warrants outstanding (post reverse split) which have not been included in the computation of net loss per share as their effect would have been anti-dilutive; thus, basic and diluted earnings per share are equal.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The fair value of the credit facility from Jano Holdings cannot be determined due to the related party nature of the obligations. The Company does not have material financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payments ("SFAS 123R"). SFAS 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company is required to adopt the new standard in the first interim period beginning after December 15, 2005. The Company has not yet determined the impact, if any, of the adoption of SFAS 123R on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion 29 ("SFAS 153"). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

NOTE 2 - COMMITMENTS

The Company leases its office facilities from Bioaccelerate, a related party, in New York and London for aggregate monthly rents of approximately $4,550. The leases expires 1 September 2005. Rents incurred through September 30, 2004 approximated $18,000. The company also has leased offices in Cambridge (UK) and Newcastle University (UK) with the leases expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 and $475 respectively. Rents incurred through September 30, 2004 approximated $11,000.

Advance Nanotech Limited agreed to provide Owlstone $2 million over two years for the development of a chemical sensor.

On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $900,000 are due quarterly through October 2007.

On December 13, 2004, NanoFED Limited entered into a $2 million development contract with the University of Bristol, to further develop the existing technologies the University has generated in the field of field emission displays. Payments are due quarterly through December 2006.

On December 24, 2004, Cambridge Nanotechnology, a wholly-owned subsidiary of the Company entered into a Collaboration agreement with the University of Cambridge to provide $5.25 million dollars for the development of nanotechnologies, predominantly in the optical sector. Payments are due quarterly through December 2008.

On December 28, 2004, Nano Electronics Limited, a wholly-owned subsidiary of the Company entered into a $3.96 million research collaboration and license agreement with Laboratory Services Limited for the development of three technologies in the fields of DNA-based sensing, a DNA-based storage technology and a project based on functional oxide nano tubes for micro fluidics and data storage. Payments are due quarterly through December 2007.

On January 14, 2005, the Company signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. The Company joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. The Company, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition, the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. The Company has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners. Payments are due each quarter ending October 2009.

On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million, made in quarterly payments. Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and its owner, Professor Toumaz. Bio-Nano Sensium Technologies Limited has the exclusive world-wide rights to Toumaz Technologies Limited portfolio of background patents and patent applications for the devices operating within the bio-nano world - for example, medical sensing devices, plus all arising intellectual property.

NOTE - 3 RELATED PARTY TRANSACTIONS

Electronic Game Card (EGC). Two directors of the Company are also directors of EGC. The balance due to EGC is due on demand and is non interest bearing. At September 30, 2004, the balance due to EGC totals $9,8976.

Bioaccelerate Holdings, Inc. (Bioaccelerate) Two directors of the Company are also directors of Bioaccelerate. On September 28, 2004, Bioaccelerate subscribed for 1,500,000 shares of common stock in Artwork and Beyond Inc at $1.00 per share. Subsequent to September 30, 2004, Bioaccelerate was issued the 1,500,000 shares of common stock. The Company also leases office space from Bioaccelerate in New York and London, as discussed above.

Jano Holdings. (Jano). A shareholder of the Company, JMSCL Limited, is a subsidiary of Jano. At September 30, 2004, the Company has drawn $533,212 under its $20 million line of credit facility agreement with Jano. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. Jano has waived all interest due under the facility through December 31, 2004. In conjunction with the facility, the Company issued Jano warrants for 66,667 shares of common stock at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

NOTE 4 - STOCK TRANSACTIONS

On February 2, 2005 the Company completed a final closing of the sale of an aggregate 9,960,250 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $19,920,500 in the aggregate. The Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement, resulting in an aggregate of 4,980,125 warrants being issued to investors at an exercise price of $3.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as
Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the aggregate amount of $2,232,835, and the Company issued to placement agents warrants to purchase, in the aggregate, 895,775 shares of common stock at $2.00 per share.

On March 24, 2005 the Company completed a final closing of the sale of, in aggregate, 1,818,400 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $3,636,800 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 909,200 warrants being issued to investors at an exercise price of $3.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as
Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $417,134, and the Company issued to placement agents warrants to purchase, in aggregate, 89,090 shares of common stock at $2.00 per share.

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

The following discussion should be read along with the unaudited financial information for the current period.

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

Leading Universities across the world are generating pioneering research in the nanotechnology area. This research is typically funded by government grants or under contract by large industrial businesses. There are many research projects which offer the potential for commercialization, in valuable markets, and yet are under resourced due to a lack of funding. The Company has identified an opportunity to fund multiple, early-stage nanotechnology research programs within leading Universities, as the first and crucial step in developing and commercializing new products. This commitment to invest, bridges the gap between leading, patented innovation and the capital markets.

SUBSIDIARIES

The Company currently has a wholly owned subsidiary Advance Nanotech Ltd (ANL). ANL owns 60% Owlstone Limited, 75% of Nano Solutions Limited, 55% of Bio-Nano Sensium Technologies Limited, and 100% of Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited, all of which are incorporated under the laws of England. Through September 30, 2004, all research and development activities were incurred at Owlstone.

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

PRODUCT AND TECHNOLOGY

Owlstone is shrinking the full functionality of chemical warfare agent detectors using emerging nanofabrication techniques. Owlstone has adapted and is extending these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. By first quarter 2006, Owlstone will be generating production level volumes of miniature chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. The device is the size of a dime and costs approximately 100 times less than the current commercially successful products. It is a `black box' system that can be directly embedded into current systems to extend their range of capabilities. It is small and cheap enough to be used in entirely new deployment scenarios. It has the capability to be flexibly updated with emerging chemical threats. Its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyser or an exhaust emissions controller.

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

COMPANY STATUS

The Company has completed certain initial investments and has commenced developing its product portfolio. The Company is actively looking for additional opportunities and continues to assess many technologies. We have continued to incur losses as expected during this emerging stage. We anticipate that the success of our immediate product development strategy will permit us to further develop our other products and potential products currently in our portfolio. A major element of the Company's product strategy is to collaborate with Universities to research and develop new technologies as the first-step in new product commercialization. The Company believes that maintaining a limited infrastructure will enable it to develop products efficiently and cost effectively. However consideration will be given to opportunities to strengthen the resources and portfolio in certain areas that may prove viable commercially and add value to the overall business in the future.

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

RESULTS OF OPERATIONS

During the quarter ended September 30, 2004, the Company worked to further the development of licensed product candidates and on researching further license opportunities. General and Administration expenses were incurred primarily for consulting fees for accounting, regulatory, licensing and patent advice.

SUBSEQUENT EVENTS

On February 2, 2005 the Company completed a final closing of the sale of an aggregate 9,960,250 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $19,920,500 in the aggregate. The Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement, resulting in an aggregate of 4,980,125 warrants being issued to investors at an exercise price of $3.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as
Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the aggregate amount of $2,232,835, and the Company issued to placement agents warrants to purchase, in the aggregate, 895,775 shares of common stock at $2.00 per share.

On March 24, 2005 the Company completed a final closing of the sale of, in aggregate, 1,818,400 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $3,636,800 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 909,200 warrants being issued to investors at an exercise price of $3.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as
Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $417,134, and the Company issued to placement agents warrants to purchase, in aggregate, 89,090 shares of common stock at $2.00 per share.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to September 30, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: April__, 2005