Form 10KSB
period 2004-12-31
Advance Nanotech, Inc.
filed 2005-05-06
CIK 354699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934

                  For the fiscal year ended December 31, 2004.

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 011-15499

                              ADVANCE NANOTECH, INC

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               COLORADO                                 82-0379959
       (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              30 ROCKEFELLER PLAZA

                                   27TH FLOOR

                            NEW YORK, NEW YORK, 10112

                                 (212) 332 4372

          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)

                                712 FIFTH AVENUE

                                   19TH FLOOR

                            NEW YORK, NEW YORK, 10019

                 (FORMER ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
                None                                None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $.001 PAR VALUE

                         COMMON STOCK PURCHASE WARRANTS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by checkmark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

Issuer's revenue for its most recent fiscal year: None

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March 28, 2005, was $219,416,782.

The number of shares of common stock outstanding as of March 28, 2005 was 33,756,428. As of March 28, 2005, warrants to purchase an aggregate of 5,889,325 shares of the Company's Common Stock, at the price of $3.00 per share, 1,051,532 shares of the Company's Common Stock, at the price of $2.00 per share were outstanding.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Unless otherwise noted, (1) the term "Advance" refers to Advance Nanotech, Inc., a Colorado corporation formerly known as Artwork & Beyond, Inc., (2) the terms "Advance," the "Company," "we," "us," and "our," refer to the ongoing business operations of Advance Nanotech and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company, (3) the terms "Common Stock" and "stockholder(s)" refer to Advance Nanotech's common stock and the holders of that stock, respectively, and (4) the term "Warrant" refers to warrants to purchase Company Common Stock.

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

OVERVIEW

Advance Nanotech Inc. ("Advance") is a company that specializes in the acquisition and commercialization of nanotechnologies, which have the potential for substantial commercial value. We hold majority equity interests in each of our subsidiaries. We focus on three nanotechnology sectors, namely: electronics, biopharma and materials, sectors the US National Science Foundation calculate to have an $850bn value within 10 years. Our strategy utilizes a network of resources to accelerate the development of multiple early-stage University research programs to marketable products for potentially valuable markets. We believe that this creates a lower-risk business model since our network enables a timely and cost-effective passage from proof of concept to commercialization, at which point the products developed may be licensed to industrial partners.

The Company's principal executive offices are located at 30 Rockefeller Plaza, 27th Floor, New York, New York 10112, and its telephone number is (212) 332-4372.

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

Leading Universities, across the world, are generating pioneering research in the nanotechnology area. This research is typically funded by government grants or under contract by large industrial businesses. There are many research projects which offer the potential for commercialization, in valuable markets, and yet are under resourced due to a lack of funding. We have identified an opportunity to fund multiple, early-stage nanotechnology research programs within leading universities, as the first and crucial step in developing and commercializing new products. This commitment to invest, bridges the gap between leading, patented innovation and the capital markets.

We possess formal collaborations with globally respected academic institutions such as the Universities of Cambridge and Bristol, and Imperial College London, who provide the critical mass of expertise necessary to undertake pioneering nanotechnology research that may lead to successful product development. Additionally, we are a strategic partner in the new Centre for Advanced Photonics and Electronics at the University of Cambridge along-side large industrial businesses such as Dow Corning, ALPS, and Marconi.

Every research program that we invest in must be developing product for a market worth at least $200million, must have a credible path to commercialization, not exceeding five years, and must have a protection strategy for intellectual property. The final technology must also promise significant cost and feature benefits over existing technologies.

Advance has put in place partnerships with mass production and fabrication sources, enabling technology partners and leading experts in the field of nanotechnology, so that promising research can be accelerated to the marketplace as quickly as possible.

Advance Nanotech's business model is to form businesses around each technology research program. This provides us with a structured business entity into which we can apply additional resources to commercialize the technology being developed, whilst retaining the flexibility to commercialize in the most value-generating way for our shareholders. We provide our subsidiaries with financial, administrative, corporate and strategic resources. We believe that this business model will enable each research team at each University to maintain focus on the specific technology that they are developing and each management team to focus on specific markets, increasing the likelihood of successful technological development and commercialization.

Advance Nanotech's mission is to introduce new products into new markets, creating new expectations.

WHAT IS NANOTECHNOLOGY?

Not limited to any one discipline of science, nanotechnology is simply defined as the design, characterization, production and application of structures, devices, and systems measuring between 1 and 100 nanometers. A nanometer is a billionth of a meter, approximately 80,000 times smaller than the width of a human hair. At the nanoscale, the ratio between surface area and volume rises, causing materials to defy their conventional properties, instead exhibiting unique and often unparalleled characteristics. It is the application of nanotechnology that is reshaping our approach to science and industry and is becoming increasingly important to business. Existing micro technology, a scale larger than nanotechnology, is rapidly approaching a technological `ceiling'. With unrelenting demands from businesses and consumers, micro technology will soon be incapable of meeting industry needs. Nanotechnology promises to maintain the pace of technological advancement, and, in turn, facilitate the creation of new structures with unrivalled properties and functions. The development of nanotechnology-enabled products requires cross-disciplinary expertise. This presents challenges to traditional research and development, particularly within corporations. As a result, there has been an increasing commercial interest in the broad nature of university research.

COMMERCIALIZING INNOVATION

Advance Nanotech provides a product-focused, fast-track commercialization path for innovative nanotechnology. We bridge the gap between pioneering research and marketable products through unique partnerships with leading Universities throughout the World.

Nanotech-scale products have been in use for several decades, largely in materials applications. Recent developments in power and communications technologies have `shrunken' and made cost-effective the enabling technologies required to produce `high-value' products in the form of complete nanotech devices.

The technological ceiling of micro-scale technologies, evidenced by `Moore's Law' for example, has distracted business research efforts away from newer technologies, such as nanotech. This has created an innovation opportunity for universities for which their well structured and infrastructure rich facilities are best suited.

With additional enabling technologies now available, a `where next?' opportunity exists to replenish the product pipelines of big industry via licensing or co-developing leading nanotechnology.

We believe that we are well positioned to take advantage of the increasing interest in nanotechnology, and are developing a portfolio of nanotechnologies that is sufficiently broad to mitigate investor risk and provide multiple opportunities for success.

COST EFFECTIVE PRODUCT DEVELOPMENT

Our technology development within the University environment ensures a cost advantage as it guarantees predictability of development costs, minimal equipment expense, and access to intellectual capital. With the University working on developing the technology, we, in parallel, begin the process of commercializing the results. We use our network of financial resources and management expertise to begin discussions with future industrial partners that would be interested in licensing later-stage technologies.

BRIDGING THE INNOVATION GAP

There is increased interest, from industrial businesses and financial communities, for later-stage products which can be readily incorporated into existing product lines. This has created an `Innovation Gap' between nanotech research and licensable product. We have developed a process for facilitating the development of new technologies and `bridging' this gap in a low-cost, low-risk, expedited manner. As part of the assessment process we employ for new technologies, all projects must meet the following criteria:

o     Development of technologies for markets with a value of at least $200m

o     A credible path to commercialization not exceeding five years

o An intellectual property strategy grounded in one or more patent applications

o     Multiple cost-benefits over current technologies

DEVELOPMENT NETWORK

We have a strong scientific and commercial network. Our network provides a framework of supportive services which we use to advance the commercialization of our investments. We have partnerships with intellectual property experts, mass production and fabrication sources, enabling technology partners, leading Universities and an active scientific advisory board, comprising leading experts in the field. Our network assists in attuning individual research programs to our development model of accelerated product commercialization.

DEVELOPMENT STRATEGY

Our subsidiaries are grouped into three nanotechnology areas, namely: electronics, biopharma and materials.

Each research program that we invest in must be developing product for a market with a minimum market value of $200m, a credible path to commercialization, which must not exceed five years, and have a protection strategy for intellectual property.

Our University research programs are directed towards new product creation. Our relationships with Universities are formalized within a subsidiary company, incorporated for this specific purpose. As the Universities take the first steps in new product development, we, in parallel, begin the task of commercializing the results.

Each subsidiary is developing a technology, where the development of that technology has been outsourced to a university. Hence, while the University is developing the product within the low cost environment that it provides, we apply additional resources to the subsidiary to commercialize the results. We have created a model which minimizes risk. We take a cautious approach to applying additional capital to only those technologies which mature within the university environment. Once they are sufficiently proven we apply additional resources to the subsidiary, as in the case of Owlstone Limited, to execute the commercialization in the most productive manner. In doing so we minimize our investors risk by not 'staking the company' on any particular technology. Rather, we aim to offer a broad, low-cost portfolio of technologies. That is the most cost-effective and low-risk model to engage with an emerging industry such as nanotechnology.

Once a subsidiary company's product pipeline is sufficiently developed, it is then at the stage where further funding from capital markets can be sourced.

The financial community is predominantly interested in 'later-stage' products. We utilize our infrastructure and expertise to accelerate the development of multiple early stage research programs to 'pre-commercialization/ready for market status'. This process results in substantial value being created at each stage of development. Extensive relationships with academic institutions and industry provide multiple opportunities. At any time we are assessing over thirty individual research programs for investment consideration.

Currently, operations conducted by Advance Nanotech and its subsidiaries consist of primarily technological research and development. It could take a long time to bring products to market, and success is uncertain. We can give no assurances that research and development being conducted by Advance Nanotech or any of its subsidiaries will generate any revenue or profits. See "Risk Factors" for additional information on the risks and uncertainties associated with Advance Nanotech's business.

As of March 28, 2005, Advance Nanotech had 6 employees, all of whom were full time.

THE NANOTECHNOLOGY OPPORTUNITY

MARKET ESTIMATES

The National Science Foundation (NSF) estimates the worldwide impact of nanotechnologies and products to total $1 trillion per by 2015. The NSF breaks the estimate down by sector as follows: $340 billion/year in materials beyond chemistry; $300 billion/year in electronics; $180 billion/year in pharmaceuticals; $100 billion/year in chemicals (including catalysts); $70 billion/year in aerospace applications; and $22 billion/year in nanotech tools. The NSF also estimates the nanotechnology industry will require up to 2 million employees worldwide.

GOVERNMENTAL SUPPORT

Governments have made research and development of nanotechnology a priority. Lux Research reports in its Nanotech Report 2004 that governments worldwide will invest more than $4.6 billion in nanotechnology research and development in 2004. It estimates that North America will contribute $1.6 billion, Asia $1.6 billion, Europe $1.3 billion, and the rest of the world the remaining $133 million.

The National Nanotechnology Initiative, begun under Clinton's administration with an allocation of $422 million, was awarded $3.7 billion to be allocated over four years in December 2003 when the United States government adopted the 21st Century Nanotechnology Research Act. The Act/Initiative will now be a line item in each year's federal budget.

The Nanotech Report details that the U.S. governments awards over 2,500 grants within 300 academic organizations. Additionally, governments on the state level are lending support. The state of New York allocated $200 million on nanotechnology research and development in 2004. This amount is greater than that spent by China, India and Israel combined.

CORPORATE & START-UP ACTIVITY

It is estimated that corporations will spend more than $3.8 billion globally on nanotechnology research and development. Lux Research allocates this spending as follows: North America companies $1.7 billion; Asian companies $1.4 billion; and European companies $650 million.

With 63% of the 30 companies that comprise the Dow Jones Industrial Average currently funding nanotechnology research and development, it is difficult to ignore the shift towards giving attention to the nanoscale. Examples of corporate nanotechnology efforts include: Chevron's subsidiary Molecular Diamond Technologies, Volkswagens partnership with ApNano, Elan's licensing of NanoCrystal to Roche, and DuPont's licensing of Nanomix's nonmaterial technology for display use.

Nanotechnology-geared start-ups numbered near 1,200. More than half of these operate from within the United States. Lux Research reports that 109 nanotech startups have received venture capital funding since 1998, with a total of $1.1 billion in financing. With obvious market leaders, 22% of nanotechology's venture capital funding has been received by five nanotech startups. These include: Catalytic Solutions, Nanosys, Quantum Dot, Molecular Imprints, and Frontier Carbon.

NANOTECHNOLOGY AT MARKET

A total of 88,546 nanotechnology patents were registered with the U.S. Patent and Trademark Office between 1976 and 2002. Of this total, the countries receiving the most patent assignments were the United States with 64%, Japan with 9%, and France with 2%. It is openly acknowledged by industry analysts that patent protection and overlap issues may plague nanotechnology.

Several nano-enabled products have made their market debut, including, Babolat tennis rackets that have been lightened and strengthened by nanotubes, bandages from NuCryst that utilize nanocrystalline silver to kill microbes, and sunscreen marketed by Nanophase that has been enhanced with titanium dioxide nanoparticles. Other nanoproducts include: Nano-tex fabrics, nanostructured ceramic coatings, and organic LED screens.

UNIVERSITY RESEARCH

The development of nanotechnology-enabled products requires cross-disciplinary expertise. This presents challenges to traditional research and development - particularly within corporations, and has resulted in an increasing commercial interest in the broad research interests of Universities.

Universities are independently, or through joined forces and resources with government, industry and other universities, opening nanotechnology centers or divisions. Examples include Columbia University's Center for Nanostructured Materials, Cornell University's Nanobiotechnology Center, Northwestern University's Institute for Nanotechnology and Rice University's Center for Nanoscale Science and Technology. Recent university commitments to nanotechnology research include, the University of Virginia's ground breaking on a $28 million nanotech center and Georgia Tech's receipt of a $36 million pledge for a nanotechnology research center.

There are more than 200 academic programs in nanotechnology in the United States and at least another 100 internationally. Lux Research estimates that nearly 100% of U.S. based university engineering programs have instituted a nanoscience-related curriculum. More than 7,000 advanced degrees in a nanoscience discipline have been awarded since 2000.

Increasingly we see cross-disciplinary institutes being formed that cut across traditional scientific disciplines. The scientific driver behind this is typically that the old way of distinguishing physics from chemistry from biology etcetera no longer fits the increasingly integrated nature of university research - nanotechnology is just one such example of this new convergence in practice. The commercial reason behind this change is that Universities are re-evaluating their position in the 'supply-chain' of new technologies. Universities are investing large sums of money in state of the art facilities which rival those offered in the private sector. Having invested large amounts of resources in understanding the science behind nanotechnology, universities are increasingly interested in generating value from its commercialization. For example, the Institute for Biomedical Engineering (Imperial College, London) has a set of commercial criteria by which new projects are assessed before they are accepted for continued development. In addition this facility draws on a network of commercial partners which it uses to direct its efforts to introduce, not science, but technologies with real commercial value and purpose. The same is true across the world - MIT has its own MEMS Laboratory for instance and the University of California is developing its own CNSI (California NanoSystems Institute). We can draw on the existing strengths of universities, namely scale, infrastructure, personnel, support services, and the new change in approach towards developing real technologies that impact peoples lives.

SUBSIDIARIES

As of March 29, 2005, we possessed controlling interests in the following twenty-one companies, all of which are incorporated in the UK and which we operate as majority-owned subsidiaries (the "Subsidiaries"), all of these interests are held by Advance Nanotech Limited, a UK company, wholly owned by Advance Nanotech, Inc.:

SUBSIDIARY                                  %OWNERSHIP  TECHNOLOGY FOCUS

ADVANCE NANOTECH LIMITED                    100%        HOLDING COMPANY FOR

ELECTRONICS

Bio-Nano Sensium Technologies Limited        55%        Medical sensors
Owlstone Limited                             60%        Chemical sensors
NanoFED Limited                             100%        Field emission displays
Nano Electronics Limited                    100%        Micro-fluidics
BioStorage Limited                          100%        Data storage
Cambridge Nanotechnology Limited            100%        Flexible displays
NanoOptics Limited                          100%        Optical electronics

BIOPHARMA

NanoLabs Limited                            100%        Bio-sensing
Advanced Proteomics Limited                  75%*       Drug discovery
Intelligent Biosensors Limited               75%*       Neurological sensing
NanoVindex Limited                           75%*       Drug delivery
Nano Diagnostics Limited                     75%*       Stroke detection
Visus Nanotech Limited                       75%*       Retinal prosthesis

MATERIALS

Econanotech Limited                          75%*       Biodegradable composites
Nanocomposites Limited                       75%*       Titania nanocomposites
Intelligent Materials Limited               100%        Molecular sieves
Inovus Materials Limited                    100%        Holographic technologies
Exiguus Technologies Limited                100%        Plastic conductors

OTHER

Nano Solutions Limited                       75%*       Contracting party with
                                                        Imperial College, per
                                                        collaboration agreement
                                                        of October 22, 2004
Nano Biosystems Limited                     100%        DORMANT
Nano Photonics Limited                      100%        DORMANT
Nano Devices Limited                        100%        DORMANT

* On October 22, 2004 Advance Nanotech, Inc., subsidiary Nano Solutions Limited, entered into a research collaboration agreement with Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector over the course of the next three years. This collaboration comprises seven technologies. Nano Solutions Limited possesses the right to re-assign its technology rights for each project to any subsidiary within the Company's control. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. As part of the transaction, Imperial Innovations Limited, a subsidiary of Imperial College, received 25% of the equity in Nano Solutions Limited. The equity ownership of Advance Nanotech Inc., in those subsidiaries to which the technology rights have been assigned has been adjusted to reflect Imperial Innovations Limited 25% ownership of those entities. Advance Nanotech possesses an exclusive world-wide license for all intellectual property generated as result of this effort.

With the exception of Owlstone Limited and Bio-Nano Sensium Technologies Limited, each subsidiary has been specifically incorporated with the purpose of commercializing a particular University collaborative program. The collaborative agreements which Advance Nanotech strikes with a particular University will often include multiple research programs around a particular theme. Advance Nanotech has the right to re-assign those research programs to any of its subsidiaries. This allows Advance Nanotech to apply additional resources to assist in the development and commercialization of the technology, whilst retaining flexibility as to the most value-generating route for commercialization. Additionally, the incorporation of these entities allows Advance Nanotech to build out management teams for each subsidiary as the development of the technology proves successful within the University environment.

BIO-NANO SENSIUM TECHNOLOGIES LIMITED

Sensium Technologies is a joint venture company established by Advance Nanotech and Toumaz Technology Limited, a leading developer of silicon devices that operate at power levels up to one hundred times less than other state-of-the-art components. Originally formed in 2000 as a spinout from Imperial College, London, by Professor Chris Toumazou and Keith Errey, Toumaz is located in Oxfordshire, UK and employs over 20 researchers. The Sensium is an enabling technology which provides an ultralow power sensor and information processor. The Sensium is an ideal platform for the next generation of implantable bio monitors which use nanotechnology and wireless communications to monitor and report on medical conditions, such as vital signs, on a continuous basis from within the body itself.

Such monitors will take healthcare to the next level of preventative medicine, where systems diagnose and treat medical conditions This joint venture company has the exclusive rights to exploit the Sensium in all bio-nano markets and for every company within the Advance Nanotech portfolio. Not only does the Sensium offer immediate competitive advantage to Advance Nanotech companies as a valuable differentiator, but it provides a platform technology which will enable safe bio-nanostructured devices such as cardiac monitoring within an overall sensing market projected to be worth $50.6 billion in 2008.

TECHNOLOGY

The Sensium is a generic wireless sensor and information processor combining a programmable sensor interface with local intelligence using the proprietary ultra-low power nano-CMOS based systems technology of Toumaz Technology Ltd. The Sensium has an ultra-low power transceiver platform that can be programmed to operate in different frequency bands and under various standard wireless platforms. The Sensium offers a nano-powered computing and, communication device, sensor, and power source in a single silicon package. This technology is ideal for integration with bio-nanosystems, where final product devices must be small, low power, possess on-board processing capability and incorporate wireless communications.

Digital processing devices and architectures are widespread and are used throughout the communications and computing industries. However, the computational complexity and low power consumption demanded by many proposed new products, such as hand held computers (PDA's), ultra low power radio devices, body worn or implanted monitors and so on, cannot be achieved by simply making bigger and faster digital chips. In contrast, analogue processing can achieve high levels of computational complexity at significantly reduced power levels. However, the multi-dimensional nature and perceived difficulty of analogue integrated circuit design has generally inhibited the development of analogue processors and architectures. Toumaz Technology is focussed on the development and exploitation of advanced mixed signal' (AMxTM) semiconductors that use digital elements to dynamically reconfigure, control, monitor and calibrate functional analogue processing blocks. This structure allows these processing blocks to be re-useable design elements or IP blocks in signal processing and low power radio systems. The wider use of analogue processing techniques has been hindered by the lack of such building blocks.

While there is no assertion that this new low power mixed signal technology will replace digital processing in general, it will be applicable to a wide range of situations wherever low power is an essential design concern. Target markets include portable or autonomous battery operated devices. Example products include mobile communications devices, multi-standard wireless transceivers, MP3 players, security tags, smart cards and sensors and monitoring devices, particularly those used for medical/health and military/aerospace applications.

Sensium Technologies is integrating the ultra-low power AMx(TM) processing with low power wireless systems for bionanotechnology products. Low power AMx baseband solutions will enable Sensium Technologies to offer complete chip sets to customers with unprecedented low power consumption while maintaining consumer level pricing. The integration of Toumaz nanopower-low power wireless, ultra-low power signal processing, sensors and power source into a single silicon package will be the first true example of "ubiquitous silicon" and will play a central role in the developing concept of "ubiquitous computing". Healthcare related applications are everywhere, and the Sensium will be a vital platform technology for each one.

MARKET OPPORTUNITY

Intechno Consulting of Basle Switzerland forecasts that the worldwide non-military sensor market will be $50.6 billion in 2008 with highest demand and growth in motor vehicles, process industries and at the right price points, in consumer applications. The report then goes on to say: "Sensors based on MEMS technologies and smart sensors are at the focus of current sensor development. MEMS technologies allow to miniaturize sensors and, at the same time, to integrate their sensor elements with microelectronic functions in minimal space. Only MEMS technologies make it possible to mass produce sensors more and more cost-effectively while improving their functionality and miniaturizing them. The greatest progress in innovation will happen when MEMS technologies overlap with smart technologies. .........The main goal of smart sensor development is to improve the reliability and durability of these sensors and make them more easily adaptable to new functions and conditions during the operating phase. In addition to self-diagnostic capabilities, smart sensors can have the functions of self-calibration and self-adaptation." This is an excellent outline of the functions of the "Sensium" as a smart MEMS based, adaptable (or reconfigurable) sensor. The "Sensium" however has even greater functionality as a result of its inherent wireless connectivity.

The strategy of Sensium Technologies is to apply the Sensium to the burgeoning nanotechnology market in particular to the bio-nanotechnology segment where nano-power driven electronic systems with wireless communication capability will be ultra-important. The Sensium bionano application will provide the bridge for integrating bio-nano systems with existing microsystems and other technologies for technically and commercially feasible products. The resulting applications would multiply with the expected growth of the bionanotechnology in the pharmaceutical and medical devices industries.

SCIENTIFIC MANAGEMENT

Professor Chris Toumazou - Chris Toumazou, PhD, FIEEE is a Professor of Circuit Design in the Department of Electrical and Electronic Engineering, and Director of the Institute of Biomedical Engineering at Imperial College, London, U.K. His research interests include high frequency analogue integrated circuit design in bipolar, CMOS and SiGe technology for RF electronics and low-power electronics for biomedical applications. He has authored or co-authored some 300 publications in the field of analogue electronics and is a member of many professional committees. Chris has seven patents in the field of RF and low power electronics. Chris was the youngest Professor ever to be appointed at Imperial College at the age of 33. He is co-winner of the IEE 1991 Rayleigh Best Book Award for Analog IC Design: the Current-Mode Approach. He is also a recipient of the 1992 IEEE CAS Outstanding Young Author Award for his work on High Speed GaAs Op-amp Design. The IEEE is the main USA Electrical and Electronic Engineering Society. In January 2000 Chris was elected to the fellowship of the IEEE for contributions to current-mode analogue design. In 2003 Chris was invited to deliver the 2003 Royal Society Clifford Patterson Prize Lecture entitled "The Bionic man" for which he received a 2003 Royal Society Medal.

OWLSTONE LIMITED

Owlstone was founded to commercialize miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nanotechnology Owlstone will bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. The technology will drive down the cost and size of point detection systems and improve performance. Owlstone's vision is to have detection systems in every train, financial institution, government building, airport, stadium and any target at risk from chemical or explosive attack.

TECHNOLOGY

Owlstone is shrinking the full functionality of chemical warfare agent detectors using emerging nanofabrication techniques. Owlstone has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. By first quarter 2006, Owlstone anticipate that they will be generating production level volumes of miniature chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. The device is the size of a dime and costs 100 times less than the current commercially successful products. It is a `black box' system that can be directly embedded into current systems to extend their range of capabilities. It is small and inexpensive enough to be used in entirely new deployment scenarios. It has the capability to be flexibly updated with emerging chemical threats. Its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyser or an exhaust emissions controller.

MARKET OPPORTUNITY

Homeland security is a major focus for governments across the globe. Recent atrocities have highlighted a critical need to protect government and business infrastructures, physical assets and the lives of millions against increasingly unconventional acts of terrorism. There is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With systems costing upwards of several thousand dollars each, it is not viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that will allow us to drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today's fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of proven technology and the exploitation of emerging nanofabrication techniques. Owlstone's devices will act to displace existing systems as new deployment capabilities are exploited. It will become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. In-Stat MDR and Frost and Sullivan report the market for next generation chemical and biological sensors, including non-defence applications, will rise from $2.3bn in 2002 to nearly $4bn in 2007. Smiths Detection produce threat detection systems for military and domestic security applications. They reported revenues of (pound)150m in fiscal year 2003. An analysis that assumes Smiths maintain a similar market share during the growth phase of the entire chemical detection market yields an estimated market size of $635m in point detection. This is based on the assumption that systems will be deployed in a conventional sense. Owlstone sensors greatly expand the application opportunity horizon and the associated possibilities will lead to new markets and revenues.

SCIENTIFIC MANAGEMENT

Billy Boyle MEng - Billy Boyle read a Masters degree in Engineering at the University of Cambridge where he spent three years as a Research Associate in the University of Cambridge Microsystems group. He worked on a multidisciplinary project with numerous industrial organizations and academic institutes to develop Silicon-Opto Hybrids for use in next generation Telecoms networks.

Dr Jack Luo- Dr. Luo finished his B.Eng. at Harbin Institute of technology in 1982, M.Sc at Electro-Communication Uni. Tokyo, in 1986, and Ph.D. at Hokkaido Uni. Sapporo in 1989. His specialty is in the area of semiconductor process/product development, and device physics covering III-V compound devices, Si high frequency MOS power devices and VLSI semiconductor devices. He has published 55 papers, has 4 patents in power devices granted and 2 patents in pending (in microsystems). His current research interests are in microsystems and their applications in communication, biomedical and chemical, and in the development of high performance power MOS devices.

NANOFED LIMITED

Field Emission Displays (FED) are new flat panel displays which offer a replacement to bulky Cathode Ray Tube (CRT) displays. They operate in a similar way to CRTs with phosphors excited by electrons travelling in a vacuum. The difference is in the electron emitters. Instead of one gun spraying electrons, FED use millions of microscopically small electron-emitting cathodes which are matrix-addressed.

FED features:

o     high brightness

o     high efficiency

o     a wide viewing angle

o     fast response time for video viewing

o     perfect colour quality

FEDs capitalise on the well-established cathode-anode-phosphor technology built into full-sized CRTs and use this in combination with the dot matrix cellular construction of LCDs. Instead of using a single bulky tube, FEDs use tiny "mini tubes" for each pixel. This allows to be approximately the same size as an LCD screen. Since FEDs produce light only from the "on" pixels, power consumption is dependent on the display content. This is an improvement over LCDs, where all light is created by a backlight which is always on, regardless of the actual image on the screen. The LCD's backlight itself is a problem the FED doesn't have. Light from the backlight of an LCD passes through to the front of the display, through the liquid crystal matrix. It's transmissive, and the distance of the backlight to the front contributes to the narrow viewing angle. By contrast, an FED generates light from the front of the pixel, so the viewing angle is excellent, 160 degrees both vertically and horizontally.

TECHNOLOGY

Next generation semiconductor devices will become increasingly dependent upon nanoparticle systems, in addition to new methods for their fabrication that depart from conventional foundry-based waferstyle and thin film processing. Techniques such as electrodeposition, inkjet printing and fluidic assembly have already been identified as tools for assembling nanostructured materials. The advantages of nanoparticle-based device structures as compared with existing semiconductors are not only the reduced material and fabrication costs but also the ability to assemble them onto a much wider range of substrate materials. Single crystal diamond materials are now available commercially as nano-powders and are used extensively as abrasives and to reinforce polymers. However, these materials have not hitherto been considered as a possible starting material for forming semiconducting diamond thin films for use in FEDs.

NanoFED is producing an FED containing n-type nanodiamond. The lower fabrication cost and greatly increased performance of these devices will have a very significant impact upon the cost and performance of the next generation of electronic and opto electronic devices..

MARKET OPPORTUNITY

Low voltage flat panel displays have a very wide range of potential applications including displays in cars and mobile phones, to high resolution computer and television screens for medical and military uses. The device applicatory of the displays providing potential access to high volume/low margin consumer and low volume/high margin market segments. Furthermore, improved backlighting for LCD (which do not otherwise emit light) based upon field emission display technology would significantly increase the performance of existing devices, opening up further market opportunities. The market size for flat-screen displays is projected to rise from $55bn in 2004 to $145bn in 2012

SCIENTIFIC MANAGEMENT

Dr Neil Fox - Dr. Fox holds a Senior Research Fellowship in Physics and Chemistry at the University of Bristol. He participated in a succession of research and development projects on new display technologies at Smiths Aerospace during the period 1991-2003. He was seconded to University of Bristol as an Industrial Fellow of the 1851 Royal Commission during 1995-8, and has since maintained this association - bringing particular research expertise in the area of electron field emitter structures and their fabrication. He is currently leading a three year (pound)2m DTI- OSDA project AEROFED (involving, at its outset, the Universities of Bristol, and Bath, Brimar Ltd and Smiths Industries Aerospace), with the goal of producing a field emission device incorporating novel materials for the athode technology, such as conducting zinc oxide and nanodiamond.

NANO ELECTRONICS LIMITED

Nano Electronics is applying its leading expertise in the production of functional oxide nano tubes to develop new approaches to emerging market technologies such as Ferroelectric Random Access Memory (FeRAM), for use in cellular phones and mobile devices, and micro-fluidics for such applications as drug delivery and ink jet printing heads. FeRAM represents a new paradigm in memory technologies. Using ferroelectric materials, FeRAM combines the high-speed and endurance of widely used dynamic and static random access memories with the ability to store information in the absence of power. The advantages of FeRAM compared to NOR- flash memory devices include SRAM like fast read and program response times, low power consumption and an immense number of non-volatile read and write cycles. This makes the technology well-suited for use in applications as diverse as game consoles, cellular phones, mobile products and IC cards.

TECHNOLOGY

Nano Electronics has developed a method of manufacturing fully ordered arrays of functional oxide nano tubes either embedded in semiconductor grade Si or as a free-standing array of discreet nano tubes. Tube dimensions are typically 400 nm to several microns in diameter, 100 microns in length, and have a wall thickness of less than 100 nm. Unlike other nano tubes, e.g. carbon or polymer nano tubes, these materials are electrically insulating oxides which display a number of useful properties including ferro-, piezo- and pyro-electricity. This makes them suitable for a number of micro-electronic and microelectromechanical-machine
(MEM) applications, particularly data memory and micro-fluidics.

BIOSTORAGE LIMITED

Over the last few decades, the demand for data-storage has risen exponentially, mainly owing to increases in scientific and socio-economic data collection, and more recently the advent of the Internet and an explosion in consumer multimedia technology. So far, this dramatic increase in datastorage requirements has been met mostly by improvements of the existing technologies, i.e. by enhancing data storage densities, access times and data rates. Currently, improvements in these conventional storage media can keep track with the increased storage needs, but will hit fundamental limits to further expansion in the near future. There is considerable interest in alternative storage media with ultra-high storage densities, but no practical solution has yet been found.

TECHNOLOGY

BioStorage is developing a novel, highdensity data-storage device. The technology is based on the concept of storing data in intensity levels of fluorophores. The read/write mechanisms are optical, allowing established visible-laser diodes to be used, but the fundamental density limit intrinsic to visible light based read/write mechanisms owing to diffraction is by-passed. Biostorage aims to fabricate datastorage devices with larger densities in excess of conventional optical and magnetic devices. One of the biggest limitations of current technologies is their restriction in storing information in only two dimensions. BioStorage's technology will potentially offer the great advantage of extending into the vertical third dimension.

CAMBRIDGE NANOTECHNOLOGY LIMITED

Flexible displays promise to enable new markets for the display industry. Such a display could, for example, be used to create a fully updatable newspaper which could rolled up into a coat pocket. Flexible displays could also be used to create new cellular phones and other easily collapsible consume devices. The technical challenge thus far has been to translate the quality of picture experienced with liquid crystal displays into a flexible environment. Indium Tin Oxide (ITO) is the best available transparent conducting oxide (TCO). ITO on glass is a key material in the display industry and results in the rigid and inflexible displays common to most devices. There is a strong push towards flexible displays using polymer substrates. This requires a flexible transparent conductor. ITO fails this because it is brittle above 2% strain, whereas polymer substrates can be bent over. Developing such a composite is the only remaining barrier to the wide-spread commercialization of flexible displays.

TECHNOLOGY

Cambridge Nanotechnology is developing a flexible, transparent conducting composite. The Cambridge Nanotechnology composite will have a surface conductance of 30 ohm/sq and 90% transmission, making the composite similar in performance to Indium Tin Oxide, the industry standard commonly used in flat, fixed displays such as liquid crystal and organic light emitting diode displays.

NANOOPTICS LIMITED

Optical switching plays a major role in modern fiber-optic telecommunications systems. They are essential in optical add/drop, cross connect, and ring protection applications. Fiber-optic networks have dramatically accelerated the transmission of data on the Internet. But transmitting information from one high-speed network to another involves passing through slower, electronic switches and routers. Electronics do not afford the same speed of information conveyance that optics (light) do, and that gives rise to what has become referred to as the electronics bottleneck on the Internet. NanoOptics is using carbon nano tubes to make devices where light can switch with light, eliminating the need to go back and forth between light and electrons. You are always in the optical mode of the network. While today's electronic switches can perform ten billion operations per second, future optic switches may be able to relay a trillion operations per second.

TECHNOLOGY

NanoOptics is developing a fast optical switch, for use in optical fibers and in silicon-based optoelectronics, such as telecommunications equipment. It is intended that the NanoOptics optical switch/modulator will offer far superior performance to existing products. NanoOptics aim for their devices to offer sub ~1 ps switching capabilities.

NANOLABS LIMITED

Today's diagnostic tools for medical or sensing applications, for example genotyping or detection of harmful substances, are increasingly dominated by array-based tools. The feature size of these array based tools has been shrinking over the last decade to allow for smaller sample volumes to be tested, as well as for doing more tests concurrently owing to the greater feature density. However, current technologies will hit fundamental limitations in both their fabrication as well as their readout process in the near future, and thus alternative technologies for array-based diagnostics and sensing tools have generated considerable interest. To date no practical solution has yet been found. Genetic screening, when deployed carefully, offers the potential to detect diseases before they become manifest and so offers a greater chance of treatment successful. Not only does this result in improved patient health, but the associated treatment costs are reduced. Genetic screening offers diagnosis capabilities throughout the lifecycle. As a greater proportion of the U.S. population lives beyond 85 years of age, interest in genetic testing for end-of-life conditions such as Alzheimer Disease (AD) continues to grow.

TECHNOLOGY

The Nanolabs sensor will be similar to a computer chip but imbedded with DNA molecules instead of electronic circuitry.

It is designed to probe a biological sample for genetic information that indicates whether the person has a genetic predisposition for certain diseases or conditions. In addition the Nanolabs sensor is suitable for medical diagnostics, and advanced biosensing. Core to the Nanolabs sensor is a high-density functionalized DNA array with integrated readout technology. Nanolabs is also developing a new method of fabrication. The fabrication of existing arrays is based on either jet-print technology or optical lithography. Both technologies are limited to feature sizes of several um; 20 um for lithography and 130 um for printing. Nanolabs technology is based on its patented concept of electrochemically controlling the array pattering, with a spatial resolution of better than 25nm. This technology enables the fabrication of arrays with feature densities of at least two orders of magnitude higher than current technologies. Higher feature density, thus smaller features, has the advantage of more probing points per unit area and also substantially reduces the amount of sample required, which is of importance, especially when sample volume is limited.

ADVANCED PROTEOMICS LIMITED

Genes do not actually do anything themselves. They hold instructions for making proteins, and it's the proteins that actually perform functions in our bodies. Proteomics is the study of proteins, particularly their structures and functions. This term was coined to make an analogy with genomics, and is often viewed as the "next step". However proteomics is much more complicated than genomics. While the genome is a rather constant entity, the proteome is changing through its biochemical interactions with the genome. One organism will have radically different protein expression in different parts of its body and in different stages of its life cycle. Understanding proteins could lead to new advances in medicine and, theoretically, ways to enhance the bodies we are born with. With completion of a rough draft of the human genome, many researchers are now looking at how genes and proteins interact to form other proteins. A surprising finding of the Human Genome Project is that there are far fewer genes that code for proteins in the human genome than there are proteins in the human proteome (~33,000 genes vs ~200,000 proteins).

TECHNOLOGY

Following the so-called `genomics revolution' it has become clear that a similar approach to measuring all of the proteins in a cell, along with their functional state, localization and time dependent changes will yield considerable insight into biological processes. Advanced Proteomics is developing a `toolkit' of nanoparticles based reagents that can be used in proteomics. Proteomics is an enabling science for drug discovery, diagnostics markets and life sciences research. The worldwide proteomics market is projected to grow to more than $2.5bn by 2008 with a compound annual growth rate (CAGR) of more than 14% for the next five years, with some areas showing substantially greater growth rates (Select Biosciences report, October 2003). The Advanced Proteomics `toolkit' will offer opportunities across the spectrum of the proteomics market, closing crucial gaps where existing methods are insufficient. It will provide a powerful technology for the development of future applications in this market.

INTELLIGENT BIOSENORS LIMITED

There are many aspects of brain activity that can be monitored using electrodes on the scalp, and is a technique that is performed routinely for a variety of conditions such as epilepsy. There is an immense improvement in signal quality if the electrodes are placed subdurally and directly on the cortex of the brain, which is normally carried out during surgery. However, there are some immediate improvements that can be made to the external scalp and the internal subdural electrodes. It is common practice to have 32 or more external electrodes in the scalp EEG, requiring bulky wires and connection boxes. This causes difficulties and distress for the patient who would typically have to wear the system for 24 hours.

TECHNOLOGY

Intelligent BioSensors is investigating the development of low-power arrays for next-generation EEG (electroencelography) monitoring of epilepsy, using expertise in nano-powered electronic systems. These new systems may pave the way for greater mobility of the patient undergoing EEG monitoring using scalp electrodes, better detection of EEG signals from the brain cortex, and allow fully-implantable systems to help prevent seizures while patients go about their daily lives away from the hospital environment. The electronic interface being developed could be used for other brain implants and for the treatment of other neurological disorders.

NANOVINDEX LIMITED

Nanotechnologies have already begun to change the scale and methods of drug delivery and hold huge potential for future developments in this area. Nanotechnology can provide new formulations and routes for drug delivery that broaden their therapeutic potential enormously by allowing the delivery of new types of medicine to previously inaccessible sites in the body. Novel composites incorporating nanoparticles are particularly exciting for these applications. A key to gaining competitiveness within the market is to develop next generation composites which are extremely sensitive to a variety of environmental stimuli. NanoVindex aims to achieve this by utilising expertise in rational peptide design to incorporate specific pH, enzymes and temperature triggers within the composites enabling a new level of control over the release of encapsulated drugs.

TECHNOLOGY

NanoVindex is seeking to develop a platform technology of nanoparticle-hydrogel composites for tailored drug delivery applications. The development shall leverage the research of Imperial College London in rational design of self-assembling peptide systems, control over the nanoscale organic/inorganic interface, and physiologically responsive bio-nano materials. Revenues to drug delivery companies were $1.3bn in 2002 and projected to increase to $6.7bn by 2012. With the focus evermore on emerging nanotechnologies and the improvements these may offer over more conventional systems, the market for new nanotechnologies in drug delivery is poised to be a multi-billion dollar arena. These technologies have the potential to revolutionise the pharmaceutical industry.

NANO DIAGNOSTICS LIMITED

Strokes are the third leading cause of death in most developed countries, as well as a leading cause of long term disability. Healthcare providers are recognising the critical nature of the first few hours after the onset of a strokes. Thrombolytic therapy can be beneficial to patients suffering from ischaemic strokes but may have catastrophic consequences for patients with haemorrhagic stroke. There is therefore a need to differentiate between ischaemic and haemorrhagic stroke at the earliest possible time. Currently X-ray CT or magnetic resonance imaging is used for diagnosis but require the patient to reach a hospital facility delaying the imperative diagnosis.

TECHNOLOGY

Nano Diagnostics is developing a portable, low cost microwave system for detecting haemorrhagic events within the brain. The final system will include microwave hardware and algorithms that will detect the presence of intracranial haemorrhage. The technology will also incorporate wireless transmission technology so that paramedic staff may transmit diagnostic information to the hospital where the clinical decision regarding the administration of thrombolytic drugs could be made at the earliest opportunity.

VISUS NANOTECH LIMITED

The United Nations estimates the global aggregated costs of blindness to the world economy at $25billion with approximately 28 million individuals suffering from blindness. Visus Nanotech is developing a device that will offer a new paradigm approach for treating blind people worldwide - people who currently have no hope to see.

TECHNOLOGY

In many forms of blindness there is a pathological loss of the specialized light sensitive photoreceptors, however even in very advanced cases the output neurones that project to the visual areas of the brain remain intact and functional. We are endeavouring to develop a proprietary technology for retinal prostheses, combining expertise in ultra-low power imaging systems and molecular medicine. Our research is investigating the possibility of using optically active nanospheres to stimulate electrical responses in nerve cells. Unlike other prosthetic retina proposals, this device will make use of the intelligent circuitry that exists in the human retina. Visus Nanotech's production of an optically coupled retinal prosthetic device could represent a paradigm shift in the potential restoration of functional vision in a large population of the blind.

ECONANOTECH LIMITED

The composites industry (suppliers, original equipment manufacturers (OEM) as well as end users) is confronted with a major challenge in the coming years: How to deal with production and end-of-life waste? So far, end-of-life composite waste has generally been regarded as nonrecyclable. Landfill, that at present disposes of 98% of composite waste, will be banned (or become cost prohibitive) through new European waste legislation from 2005 onwards in most European Union states; options for waste incineration are limited due to the energy content of the material. The European Union (EU) end-of-life vehicles directive, applying to all passenger cars and light commercial motor vehicles, will only allow a 5% incineration quota for disused cars. These trends particularly concern composite materials, since economically feasible recycling is relatively difficult to achieve. Furthermore, simply using more environmentally friendly, natural fibres as reinforcements for polymers (including polyolefins), will not be deemed sufficient by future European legislators. Another EU legislation, the Waste Electrical and Electronic Equipment (WEEE) Directive (2002/96/EC) affects the electronics industry but also composite and polymer manufacturers. The WEEE forces the producers of electrical and electronic equipment to provide for recycling of their products. Large quantities of this waste, such as printed circuit boards (reinforced bakelite or epoxy resins), are made of polymers or polymer composites. As a result of this new legislation, both manufacturers and end-users will need to move away from traditional materials and will require new strategies for environmentally and economically viable materials.

TECHNOLOGY

Econanotech is seeking to develop the first-ever renewable hierarchical nanocomposites made completely from biological sources.
Econanotech expects truly green composites with much improved compression strength and interfacial shear strength. The advantages of such a material are the low cost of its precursors and processing as well as lightweight and low toxicity. This technology could have a tremendous impact in the automotive, transport, home and building and consumer packaged goods markets.

NANO COMPOSITES LIMITED

There is enormous interest in nanocomposites for a wide range of functional applications ranging from automotive components, to food packaging, and biomedical implants. Recently particular attention has been paid to the potential of carbon nano tubes to enhance the properties of polymers. Although carbon nano tubes are remarkable, other, inorganic nano tubes are just beginning to attract attention. The basic properties of plastics are frequently enhanced with a wide range of inorganic fillers, such as calcium carbonate, silica, clays, carbon blacks, and titania to name a few. Such materials are used on a massive scale; for example, annual production of carbon black is around 9m tonnes, whilst $2billon worth of titania is used in the polymer industry alone. In many ways, such applications represent the earliest examples of nanotechnology, pre-dating the term itself. Recently, however, new high-tech nanocomposites have appeared, based on nanoclays and carbon nano tubes. The interest in nanocomposites has been driven by the development of new syntheses and processing techniques that produce well-defined nanoparticles. Such particles have valuable intrinsic properties as a result of their small size, and can influence the behaviour of the matrix around them due to their surface area. Individual carbon nano tubes have been shown to have axial stiffness similar to that of diamond, and the highest strength of any known material; they also provide electrical conductivity, have very high thermal conductivity, and can survive extreme distortions. Such properties have stimulated a race to create nanocomposites which incorporate carbon nano tubes. However, the recognition of carbon nano tubes suggests that other, inorganic nano tubes will provide rich possibilities.

TECHNOLOGY

We are aiming to develop synthesis and processing techniques for titanium oxide nanotube and nanorod composites. Titania nanocomposites could have excellent and unique potential, yielding major performance improvements in commercially relevant systems. The performance improvements could include lighter weight, longer life span/service life, increased resistance to corrosion, reduced need for lubricants, and increased temperature resistance. Improved nanocomposites based on titania nanotubes could have wide-ranging applications in the automotive, aerospace, construction, medical, and oil/oil servicing industries

The technology will be easily translated into devices for use as, for example:
All white, `nanofibre'-reinforced polymer, fibres and polymer cements for dental applications; Nanotube-reinforced, insulating polymer foams for printed circuit board applications, allowing foaming of otherwise unprocessible high temperature systems; Biocompatible/bioactive reinforcement for tissue scaffolds with potential for drug delivery; Unidirectionally oriented nano tubereinforced polymer films as UV-polarizers.

INTELLIGENT MATERIALS LIMITED

Separation technologies play a hidden but vital role in manufacturing. Many common products are processed using materials or chemicals that are purified with separation technologies, such as heat distillation to burn off gases, and, in recent years, membranes that function like sieves or filters. Examples of products that rely on separations include the purified solvents and feedstocks used to make semiconductor wafers and pharmaceuticals made from reactions involving purified specialty chemicals. The quality of the separation influences product purity as well as the environmental impact of the manufacturing process.

Driven by global competition and pollution prevention targets, manufacturers are seeking new process technologies, including separations, as a means of enhancing product performance, reducing costs, and eliminating pollution at the source. Traditional separation methods have been optimized to the limit, yet cannot achieve the purity or efficiency levels needed to make many emerging products. The chemical process industry typically relies on distillation, which entails high energy costs and is not suitable for many specialty chemicals applications.

Similarly, the biochemical process industry needs new separation methods for making ultrapure chemical intermediates, alternative fuels from renewable resources, biodegradable packaging, and other products. Breakthrough separations platforms are needed that can rapidly, reliably, and cost effectively make fine distinctions among similar molecules, thereby enabling either the separation of materials with similar physical properties or the concentration and removal of impurities from dilute industrial process streams. To achieve industry acceptance, the new technologies also need to offer significant cost savings through the elimination of waste or by-products,

TECHNOLOGY

Intelligent Materials is working to develop a molecular-selective membrane. Existing selective membranes use zeolites and similar. These have holes of desired size, but the holes are not straight. Thus the molecular diffusion rates through these sieves are slow and inefficient. Intelligent Materials is developing a structurally consistent membrane, resulting in a customisable membrane for a specific application with superior performance. Users of specialty-separation and high-volume separation methods together represent approximately $1.2trillion in product shipments. Approximately 50 U.S. companies are involved in the $2.5billion worldwide market for membrane materials and modules. There are multiple uses for membranes, in water desalination, and in petroleum refining, where 10 percent of petroleum is used to supply the energy for distillation and fractionation. New industries could be created around novel or improved products, such as food additives, specialty plastics, non-toxic antifreeze, and low-cost composites. The membrane technologies also could be exported for use in both industrial and consumer applications and the $150billion worldwide market for water-and air-pollution control technologies.

INOVUS MATERIALS LIMITED

Inovus is using carbon nanotubes for novel applications in liquid crystal displays and holography.

Carbon nano tubes, long, thin cylinders of carbon, were discovered in 1991.They are large macromolecules that are unique for their size, shape, and remarkable physical properties. Nano tubes are on the order of only a few nanometres wide (one ten-thousandth the width of a human hair), and their length can be millions of times greater than their width. They can be thought of as a sheet of graphite (a hexagonal lattice of carbon) rolled into a cylinder. Just a nanometre across, the cylinder can be tens of microns long, and each end is "capped" with half of a fullerene molecule. Single-wall nano tubes can be thought of as the fundamental cylindrical structure, and these form the building blocks of both multi-wall nano tubes and the ordered arrays of singlewall nano tubes called ropes. These intriguing structures have sparked much excitement in the recent years and a large amount of research has been dedicated to their understanding. Nano tubes have a very broad range of electonic, thermal, and structural properties that change depending on the different kinds of nano tube (defined by its diameter, length, and chirality, or twist). Besides having a single cylindrical wall (SWNTs), nano tubes can have multiple walls MWNTs) - cylinders inside the other cylinders. Carbon nanotubes are an example of true nanotechnology: only a nanometer in diameter, but molecules that can be manipulated chemically and physically. They open incredible applications in materials, electronics, chemical processing and energy management.

TECHNOLOGY

Inovus Materials is exploiting the benefits of carbon nano tubes to greatly improve the viewing experience of liquid crystal displays and for new applications in holography. Liquid Crystal (LC) Displays act by rotating the polarisation of light by using liquid crystals. However, their contrast ratio could be improved. Inovus is using CNTs to increased the contrast and lower drive voltage to greatly improve the viewing experience of liquid crystal displays.

The light-induced photorefractive coefficient is defined as the small, self-induced change in refractive index due to the electrical field of light passing through it polarising its atoms or molecules. It gives rise to an optical non-linearity. The coefficient is usually extremely small because the electrical field associated with light, except in a very intense laser beam, is very small compared to that needed to move atoms about. However, a special type of liquid crystals, orientational photo-refractive liquid crystals, have a 10,000 times higher light-induced photorefractive coefficient. This is because molecules in the LC are more susceptible to orientation. Inovus Materials is developing supranonlinearities for a range of new applications, such as holography, optical storage and image processing, as lowcost alternatives to conventional liquidcrystal spatial light modulators. These are highly promising materials for novel optically addressed spatial light modulators (OASLMs) based on photorefractive orientational effects.

EXIGUUS TECHNOLOGIES LIMITED

Electronic devices that the semiconductor industry believes it will be building in the near future are too small to be built using standard lithography techniques. Considering, for more than 30 years, the economics of the semiconductor industry has been centered around Moore's Law, the idea that the number of transistors on a chip will double every 18 months, research teams and commercial firms are driven to find betters ways of making nanodevices. Nanoelectronics encompasses both new silicon-based manufacturing processes and entirely new approaches involving nano tubes, nanowires, polymers and organic molecules. The potential revenues from new electronics manufacturing and materials processes are huge, as they must be widely adopted by the semiconductor industry if it is to continue on the same growth path.
Researchers today are looking at carbon-based compounds for new and simpler ways to make integrated circuits, often called "organic" or "plastic" transistors. Research into organic transistors may lead to new uses of these promising devices. What could organic transistors be used for? Lightweight and flexible plastic chips could usher in new generations of smart cards, toys, appliances, and many other things that might not be physically or commercially viable using today's siliconbased technology. In addition to being highly flexible and lightweight, plastic transistors hold the promise of tremendously reducing production costs.

TECHNOLOGY

Exiguus is attempting to develop organic molecules to potentially overtake amorphous silicon as the basis of the display industry. Chip makers are looking for ways to make electronic devices out of cheap plastic instead of expensive silicon. Successful development could lead to a new market for flexible displays and memories capable of being printed on anything, ushering in an age of disposable computing.

Microfluidics is the science of designing, manufacturing, and formulating devices and processes that deal with volumes of fluid on the order of nanoliters or picoliters. The devices themselves have dimensions ranging from millimetres down to micrometers. Microfluidics hardware requires construction and design that differs from macroscale hardware. It is not generally possible to scale conventional devices down and then expect them to work in microfluidics applications. When the dimensions of a device or system reach a certain size as the scale becomes smaller, the particles of fluid, or particles suspended in the fluid, become comparable in size with the apparatus itself. This dramatically alters system behavior. Capillary action changes the way in which fluids pass through microscale-diameter tubes, as compared with macroscale channels. Microfluidic systems have diverse and widespread potential applications. Some examples of systems and processes which could use micro fluidics include inkjet printers, blood-cell-separation equipment, biochemical assays, chemical synthesis, genetic analysis, drug screening, electrochromatography, surface micromachining, laser ablation, and mechanical micromilling.

For microfluidics, `lab-on-chip' applications, Exiguus is developing materials which allow the transport of liquids cleanly and without friction. Exiguus is tailoring the properties of the CNT/superhydrophobic coatings, in the production of microfluidic components such as one-way valves and muscle-vein pumps.

CENTRE FOR ADVANCED PHOTONICS AND ELECTRONICS (UNIVERSITY OF CAMBRIDGE)

On March 11, 2005 Advance Nanotech signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. Advance Nanotech joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with leading researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Members of this Division publish more than 100 papers each year and in the recent past approximately 70 patents have been filed and 10 spin-out companies have been formed.

Substantial grants from the Higher Education Funding Council for England (HEFCE) through its Science Research Investment Fund (SRIF) are supporting the construction of a purpose-built CAPE building on the University's growing science and technology campus at West Cambridge. Construction of the new building is underway and scheduled for completion in early 2006.

Advance Nanotech, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners.

SCIENTIFIC ADVISORY BOARD

PROFESSOR GILES DAVIES - Professor of Electronic and Photonic Engineering, University of Leeds Professor Davies has seventeen years' experience in the electrical and optical properties of low-dimensional electronic systems and the use of biological processes for molecular nanotechnology.

PROFESSOR BILL MILNE - Professor of Electrical Engineering, University of Cambridge and Director of the Centre for Advanced Photonics and Electronics. Professor Milne is Head of the electronic devices and materials group at the University of Cambridge. His research interests include the deposition, characterization and application of various silicon and carbon based nano-materials. Professor Milne has strong links with industry, having successfully collaborated with companies such as Philips, Thales, Samsung and Motorola.

PROFESSOR JAMES SCOTT - Research Professor in Ferroics, Department of Earth Sciences, University of Cambridge. Professor Scott spent six years at Bell Telephone Laboratories before taking his chair of physics at The University of Colorado. Later he served for seven years as Professor and Dean of Science in Melbourne and Sydney, Australia. He is the author of 5 books, 400+ journal articles, and several patents.

PROFESSOR CHRIS TOUMAZOU - Director of the Institute for Biomedical Engineering, Imperial College London. Professor Toumazou is the Head of the Department of Bioengineering as well as the Mahanakorn Professor of Analog Circuit Design in the Department of Electrical and Electronic Engineering. His research interests include high frequency analogue integrated circuit design in bipolar, CMOS and GaAs technology and micropower electronics for biomedical applications.

CORPORATE ADVISORY BOARD

MICHAEL JORDAN - Michael Jordan is the current Chief Executive Officer of EDS, Electronic Data Systems. Formerly Mr. Jordan served as the CEO of both Westinghouse and CBS.

DAVID CLARKE - David Clarke is the current Chairman of the Board and Chief Executive Officer of Jacuzzi Brands, Inc. formerly U.S. Industries, Inc. Mr. Clarke has previously served as the Vice Chairman of Hanson PLC, and Deputy Chairman, Chief Executive Officer, and President of Hanson Industries.

JONATHAN SEGAL - Jonathan Segal is the founder of WorldPay, which has been subsequently sold to the Royal Bank of Scotland.

LOUIS MARX JR. - Louis Marx Jr. has been a venture capitalist and private equity investor for over 40 years. He has founded or invested in over 100 companies including U.S. Surgical, Bridger Petroleum, and Environtech.

LARRY D. BOUTS - Larry D. Bouts previously served as Chairman of the Board and Chief Executive Officer of Six Flags Theme Parks Inc., President of the Toys "R" Us International Division and in a number of operational and financial positions with PepsiCo Inc.

GREG OSBORN - Greg Osborn is a partner and co-founder of Indigo Ventures LLC. Mr. Osborn previously founded Seed Capital, which provided new business development, strategic partnering and fundraising services for cutting-edge Internet companies, and served as head of business development for FreeRide.com.

TIMOTHY LANE - Timothy Lane served previously as the Chairman and CEO of Holiday Inn Worldwide. Mr. Lane also served formerly as the president of FritoLay International.

CORPORATE HISTORY

The corporation was formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980 and later changed its name to Dynamic I-T, Inc. Historically, the Company worked at developing a business model directed to distance learning via internet of executive education. In 2003, pursuant to an agreement with the shareholders of Artwork & Beyond, Inc. ("Artwork") the Company acquired all of the shares of common stock of Artwork for that number of shares of the Company issuable or to be issued that will cause the shareholders of Artwork to hold eighty percent (80%) of the common stock of the Company. In January 2004, the Company changed its name to Artwork & Beyond, Inc.

Effective on October 1, 2004, the Company entered into an agreement (the "Exchange Agreement") to acquire all of the issued and outstanding common stock of Advance Nanotech Inc, a Delaware corporation ("Advance Nanotech"), from the shareholders of Advance Nanotech. Those shareholders (the "Advance Nanotech Shareholders") were Core Capital Holdings LLC, Lyra Holdings Limited, Sterling FCS Limited, CABEL Technology, Inc., SOFI Ventures Ltd., Monmay Limited, JSMCL Capital Limited, L. Wise Investments Limited, and SBI Bioventures Limited. The acquisition transaction (the "Acquisition") closed simultaneously with the execution of the Exchange Agreement. The Company and its affiliates were unrelated to the shareholders of Advance Nanotech or Advance Nanotech prior to the execution, delivery and performance of the Exchange Agreement.

Prior to the acquisition, 17,344,568 shares of the Company's common stock were outstanding (no more than 20,000,000 on a fully diluted basis). Upon closing of the transaction, 70,000,000 shares of stock were issued to the former shareholders of Advance Nanotech in exchange for their shares of Advance Nanotech, together with rights to acquire a further 1,910,000,000 of shares of the Artwork & Beyond Inc. As a result, the former shareholders of Advance Nanotech, in the aggregate, then owned shares with the right to vote approximately 80% of the votes for directors of the Company, which percentage increased to 99% on a fully diluted basis. The Company's two existing directors continued to be members of the Company's Board of Directors for one month following the closing of the acquisition, and Messrs. Linden Boyne and Magnus Gittins joined the Company's Board of Directors, and the Company's officers resigned and were replaced by Magnus Gittins as Chief Executive Officer and President and Linden Boyne as Chief Financial Officer, Secretary and Treasurer.

Pursuant to a separate spin-off agreement, the Company disposed of its entire interest in Artwork & Beyond Inc., a Delaware corporation ("Sub"), its only subsidiary prior to the acquisition of Advance Nanotech, to its former President, Howard Blum in exchange for his assumption of all of the liabilities of the Company and Artwork & Beyond Inc. prior to the closing of the acquisition of Advance Nanotech. In accordance with that spin-off agreement, at closing the former shareholders of Advance Nanotech agreed to pay Sub $ 425,000, in the aggregate. This sum was paid by shareholders surrendering 425,000 shares of common stock to the Company.

The full text of the Merger Agreement may be found at Exhibit 10.2 to Form 8-K as filed with the Securities and Exchange Commission on October 10, 2004.

The Merger was treated as a re-capitalization of Advance. Accordingly, the financial statements reflected the historical activity of Advance with the capital structure of Artwork. Prior to the Merger, Artwork had limited operations.

On October 5th, 2004, the Board of Directors of Artwork & Beyond, Inc. approved, and recommended that the Company's Articles of incorporation be amended to include: the change of the name of the Company from Artwork & Beyond, Inc., to Advance Nanotech, Inc.,; and to affect a one hundred (100) for one (1) reverse split of the Company's issued and outstanding shares including any and all outstanding options, warrants and rights as of October 5th, 2004 with all fractional shares rounded to the nearest whole.

As of October 5th, 2004, the holders of approximately 80% of the outstanding shares of common stock had voted to adopt the Charter Amendment. Since the holders of a majority of the issued and outstanding shares of common stock had already approved the amendments pursuant to a written consent in lieu of a meeting. Such approval, together with the approval of the Company's Board of Directors, was sufficient under Colorado law, and no further approval by stockholders was required

On February 2, 2005 the Company completed a final closing of the sale of, in aggregate, 9,960,250 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $19,920,500 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 4,980,125 warrants being issued to investors at an exercise price of $3.00 per share. The February 2, 2005 private placement closed in three steps: the first step on January 20, 2005, at which closing 4,698,750 shares were sold, the second step on January 26, 2005, at which closing 2,390,000 shares were sold and finally on February 2, 2005 when the remaining 2,871,500 were sold. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $2,232,835, and the Company issued to placement agents warrants to purchase, in aggregate, 895,775 shares of common stock at $2.00 per share.

On March 24, 2005 the Company completed a final closing of the sale of, in aggregate, 1,818,400 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $3,636,800 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 909,200 warrants being issued to investors at an exercise price of $3.00 per share. The March 24, 2005 private placement closed in two steps: the first step on February 28, 2005, at which closing 1,768,400 shares were sold and finally on March 24, 2005, at which closing the remaining 50,000 shares were sold. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit
10.10 in a Current Report on Form 8-K filed on March 4, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $417,134, and the Company issued to placement agents warrants to purchase, in aggregate, 89,090 shares of common stock at $2.00 per share.

PORTFOLIO AGREEMENTS

On May 28, 2004 Advance Nanotech, Inc., wholly owned subsidiary Advance Nanotech Limited, acquired 60% of Owlstone Limited in consideration for which Advance Nanotech Limited agreed to provide a $2 million facility over two years for the development of a chemical sensor.

On October 22, 2004 Advance Nanotech, Inc., subsidiary Nano Solutions Limited, entered into a research collaboration agreement with Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector over the course of the next three years. This collaboration comprises seven technologies. Nano Solutions Limited possesses the right to re-assign its technology rights for each project to any subsidiary within the Company's control. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. As part of the transaction, Imperial Innovations Limited, a subsidiary of Imperial College, received 25% of the equity in Nano Solutions Limited. Advance Nanotech possesses an exclusive world-wide license for all intellectual property generated as result of this effort.

On December 13, 2004 Advance Nanotech, Inc., wholly owned subsidiary, NanoFED Limited entered into a $2 million development contract with the University of Bristol, to further develop the existing technologies the University has generated in the field of field emission displays. Advance Nanotech will receive an exclusive world license for the current patent application and for all display technologies developed as result of this effort.

On December 24, 2004 Advance Nanotech, Inc., wholly owned subsidiary Cambridge Nanotechnology Limited, entered into a research collaboration agreement with University of Cambridge, to provide $5.35 million for the development of carbon nanotube and silicon nanowire materials and devices. This collaboration comprises seven technologies. Cambridge Nanotechnology Limited possesses the right to re-assign its technology rights for each project to any subsidiary within the Company's control. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. Advance Nanotech possesses an exclusive world-wide license for all intellectual property generated as result of this effort.

On December 28, 2004 Advance Nanotech, Inc., wholly owned subsidiary Nano Electronics Limited entered into a research collaboration and license agreement with Laboratory Services Limited for the development of three technologies in the fields of DNA-based sensing, a DNA-based storage technology and a project based on functional oxide nano tubes for micro fluidics and data storage. Nano Electronics Limited has agreed to contribute $3.96 million over three years for the development of these technologies. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. Advance Nanotech possesses an exclusive world-wide license for all intellectual property generated as result of this effort and all background intellectual property.

On January 24, 2005, Advance Nanotech subsidiary Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million. Bio-Nano Sensium Technologies Limited has the exclusive world-wide rights to Toumaz Technologies Limited portfolio of background patents and patent applications for the devices operating within the bio-nano world - for example, medical sensing devices, plus all arising intellectual property.

On March 11, 2005 Advance Nanotech signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. Advance Nanotech joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with leading researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. Advance Nanotech, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners.

ITEM 2. DESCRIPTION OF PROPERTY.

The company currently occupy on a month to month basis approximately 4,900 square feet of general office space in New York, which serves as our executive offices at a rent of $16,088 per month. We are currently seeking a smaller cheaper suite more suited to our requirements.

The Company leases its office facilities from a related party in London for aggregate monthly rents of approximately $4,550 ((pound)2,500). The lease expires 1 September 2005.

The company also has leased offices in Cambridge (UK) and Newcastle University
(UK) with the lease expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 ((pound)1,450) and $475 ((pound)250) respectively.

The Company has no plans to own any real estate and all leases will be operating leases.

ITEM 3. LEGAL PROCEEDINGS.

No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 5th, 2004, the Board of Directors of Artwork & Beyond, Inc. approved, and recommended that the Company's Articles of incorporation be amended to include: the change of the name of the Company from Artwork & Beyond, Inc., to Advance Nanotech, Inc.,; and to affect a one hundred (100) for one (1) reverse split of the Company's issued and outstanding shares including any and all outstanding options, warrants and rights as of October 5th, 2004 with all fractional shares rounded to the nearest whole.

As of October 5th, 2004, the holders of approximately 80% of the outstanding shares of common stock had voted to adopt the Charter Amendment. Since the holders of a majority of the issued and outstanding shares of common stock had already approved the amendments pursuant to a written consent in lieu of a meeting. Such approval, together with the approval of the Company's Board of Directors, was sufficient under Colorado law, and no further approval by stockholders was required

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Recent Market Prices

The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASD Electronic Bulletin Board under the symbol "AVNA."

During the year ended December 31, 2004, the average weekly trading volume ranged from zero to 37,133 shares.

The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors may adversely affect the market price of the Company's Common Stock for reasons unrelated to the Company's operating performance.

The following table sets forth the high and low bid prices for a share of the Company's Common Stock during each period indicated, as quoted on the NASD Electronic Bulletin Board. Bid quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. On October 1, 2004, the Company effected a 100-for-1 "reverse split" of its Common Stock majority shareholder approval was received December 2, 2004. The following table sets forth the high and low bid prices for a share of the Company's Common Stock during each period indicated.

                                         FISCAL YEAR ENDED 31
                                            DECEMBER 2004

                                        HIGH                LOW

1st Quarter                             55.00             20.00
2nd Quarter                             32.00              8.00
3rd Quarter                              9.00              3.00
4th Quarter                             25.00              7.00


On December 31, 2004, the closing price of a share of the Company's Common Stock, as quoted on the OTC-BB, was $16.00.

Shares Outstanding

At April 4, 2005, an aggregate of 33,756,428 shares of the Company's Common Stock were issued and outstanding, and were owned by approximately 2,627 stockholders of record, based on information provided by the Company's transfer agent.

Dividends

The Company has never paid dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the Common Stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

Description of Securities

The authorized capital stock of the Company currently consists of 100,000,000 shares of Common Stock, $.001 par value As of March 28, 2005, 33,756,428 shares of the Company's Common Stock were outstanding. In addition, Warrants to purchase an aggregate of 5,889,325 shares of the Company's Common Stock, at the price of $3.00 per share, and 1,051,532 shares of the Company's Common Stock, at the price of $2.00 per share, were outstanding as of March 28, 2005.

Common Stock. Holders of the Company's Common Stock are entitled to receive ratably dividends out of funds legally available for that purpose if, as and when declared by the Board of Directors. The Company has never paid cash dividends on its Common Stock and the Board of Directors does not anticipate that the Company will pay cash dividends of its Common Stock in the foreseeable future. The future payment of dividends, if any, on the Company's Common Stock is within the discretion of the Board of Directors and will depend upon earnings, capital requirements, financial condition and other relevant factors. Each holder of the Company's Common Stock is entitled to one vote for each share held on each matter presented for stockholder action, and there is no cumulative voting in the election of directors. Holders of the Company's Common Stock have no pre-emptive, subscription, redemption or conversion rights. In the case of any liquidation, dissolution or winding up of the affairs of the Company, holders of the Company's Common Stock would be entitled to receive, pro rata, any assets distributable to common stockholders in respect of the number of shares held by them. All outstanding shares of the Company's Common Stock are fully paid and nonassessable under the laws of the State of Colorado.

Stock Purchase Warrants. Each of the 5 year Warrants currently outstanding are exercisable, on the identical terms and conditions, to purchase one share of the Company's Common Stock at the price of $3.00 per share. The Warrants are redeemable at the Company's option, in whole but not in part, on 30 days' prior written notice, at the price of $3.00 per Warrant, provided that the closing bid price for a share of the Company's Common Stock has equalled or exceeded $3.00 per share for 20 consecutive trading days ending not more than 15 days prior to the date of the redemption notice.

Limitation of Liability; Indemnification.

The Company's Certificate of Incorporation provides for the elimination of personal monetary liability of directors to the fullest extent permissible under Colorado law. Colorado law does not permit the elimination or limitation of director monetary liability for: (i) breaches of the director's duty of loyalty to the corporation or its stockholders; (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violations of law; (iii) the payment of unlawful dividends or unlawful stock repurchases or redemptions or
(iv) transactions in which the director received an improper personal benefit.

Section 145 of the Colorado General Corporation Law permits a Colorado corporation to indemnify, on certain terms and conditions, any person who was or is a party or is threatened to be made a party to any threatened pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action. The Certificate of Incorporation and Bylaws of the Company require the Company to indemnify the Company's directors and officers to the fullest extent permitted under Colorado law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

General

Statements contained in this Annual Report on Form 10-KSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in "Risk Factors" below and elsewhere in this Annual Report on Form 10-KSB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements.

Plan of Operations

Prior to the Exchange Agreement on October 1, 2004, Artwork & Beyond, Inc. had no significant revenues. Artwork & Beyond's management concluded that efforts to develop a viable business were not likely to prove successful in the absence of the availability of significant sources of financing, if at all. Consequently, after devoting many in various attempts to develop a profitable, ongoing business, and without realistic sources of additional financing in sight, management of Artwork & Beyond was receptive when approached by representatives of Advance Nanotech, Inc,. concerning a possible business combination. Subsequent discussions led to the execution of a Stock Purchase and Exchange Agreement and the closing of the Exchange Agreement on October 1, 2004.

As a consequence of the change in control on October 1, 2004, the a new Board of Directors was elected, new management was installed and the Company adopted a new plan of operations, focusing the operations on funding, purchasing and building subsidiaries to commercialize various aspects of nanotechnology, funding nanotechnology research and building a patent portfolio. (For a more detailed description of the Company's currently planned business activities, see
Item 1, "Description of Business.")

Consequently, losses and the revenue generated by the Company in 2004 and 2003 bear no relationship to those generated by Artwork & Beyond in 2003.

During the period from August 17, 2004(date of inception) to September 30, 2004, the Company generated a loss of $370,379 and had no revenue. The expenses related mainly to salary and operating costs related to establishing the business.

During the year ended December 31, 2004, the Company generated a loss of approximately $1.57 million. The losses for 2004 are due primarily to establishing the subsidiaries and starting or continuing the commercialization process.

It is the Company's strategy to leverage technology which has been developed at universities. By doing so, the Company benefits from work done at those universities and can then establish majority-owned subsidiaries to commercialize promising technologies. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture products developed. The Company has three main ways to potentially generate product sales revenue:

o License the processes and products to a third party for a royalty or other payment. By licensing, the Company would not have to put resources into building a sales or a production infrastructure and can use those resources to develop additional products.

o Retain the rights but contract with a third party for production. The Company would then sell the finished products. This approach would require either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network, but not require investment in production equipment.

o Build production capability and produce and sell the products made. This last approach would require the most capital to build the production, sales and distribution infrastructure.

The decision as to which approach to take will be dictated by which approach will, in the opinion of management, generate the highest return for the Company.

Financial Resources

The Company has a $20 million line of credit facility agreement with Jano Holdings Limited ("Jano"). The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. In conjunction with the facility, the Company issued Jano warrants for 66,667 shares of common stock at an exercise price equal to $2 per share. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

Since the completion of the acquisition by the Company of Advance Nanotech, Inc., of Delaware, the Company has had two private placements which raised a gross total of $23,557,300 prior to the deduction of fees and expenses associated with the private placements. Both placements occurred in 2005. At December 31, 2004, the Company and subsidiaries had $1,009,430 in cash and cash equivalents. For a detailed description of the private placements, see "Corporate History".

The Company's cash requirements for the next twelve months depend primarily on whether or not the Company agrees to finance additional research, or establishes one or more new subsidiaries. Since it is anticipated that the Company will not internally generate significant revenue or profits in the near term, the Company anticipates raising additional capital to meet commitments made to date.

SUBSEQUENT EVENTS

On January 24, 2005, Advance Nanotech subsidiary Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million. Bio-Nano Sensium Technologies Limited has the exclusive world-wide rights to Toumaz Technologies Limited portfolio of background patents and patent applications for the devices operating within the bio-nano world - for example, medical sensing devices, plus all arising intellectual property.

On February 2, 2005 the Company completed a final closing of the sale of, in aggregate, 9,960,250 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $19,920,500 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 4,980,125 warrants being issued to investors at an exercise price of $3.00 per share. The February 2, 2005 private placement closed in three steps: the first step on January 20, 2005, at which closing 4,698,750 shares were sold, the second step on January 26, 2005, at which closing 2,390,000 shares were sold and finally on February 2, 2005 when the remaining 2,871,500 were sold. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $2,232,835, and the Company issued to placement agents warrants to purchase, in aggregate, 895,775 shares of common stock at $2.00 per share.

On March 11, 2005 Advance Nanotech signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. Advance Nanotech joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with leading researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. Advance Nanotech, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners.

On March 24, 2005 the Company completed a final closing of the sale of, in aggregate, 1,818,400 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $3,636,800 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 909,200 warrants being issued to investors at an exercise price of $3.00 per share. The March 24, 2005 private placement closed in two steps: the first step on February 28, 2005, at which closing 1,768,400 shares were sold and finally on March 24, 2005, at which closing the remaining 50,000 shares were sold. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit
10.10 in a Current Report on Form 8-K filed on March 4, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $417,134, and the Company issued to placement agents warrants to purchase, in aggregate, 89,090 shares of common stock at $2.00 per share.

Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this document and elsewhere, and may adversely affect our business, financial condition or operating results. If any of those risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors should be carefully considered in evaluating the proposed merged entity and its prospects. The material below summarizes certain risks and is not intended to be exhaustive.

We are a development stage company and we have limited historical operations. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at our current stage of development.

Certain Risk Factors Relating to Our Business

We are a development stage company and the Company's success is subject to the substantial risks inherent in the establishment of a new business venture.

As a consequence of the change in the control of the Company on October 1, 2004, the Company changed management and all efforts that were previously initiated by prior management were abandoned. At that time, the Company's new management adopted a new plan of operations based on the strategy that was only recently formulated by the Delaware corporation following its formation in August 2004. To date, implementation of this strategy is still in the development stage. We have acquired majority interests in only eighteen Subsidiary companies the majority of which are out-sourcing the research of their technologies to Universities. The Company's business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations of the Company may not prove to be successful in the near future, if at all. Any future success that the Company might enjoy will depend upon many factors, many of which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations which could have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company.

The Company has not generated revenue and its business model does not predict significant revenues in the foreseeable future.

To date, the Company has not generated any revenue as a result of its current plan of operations. Moreover, given its strategy of financing new and unproven technology research, we do not expect to realize significant revenue from operations in the foreseeable future, if at all.

We must overcome the many obstacles associated with integrating and operating varying business ventures to succeed.

Advance Nanotech's model to integrate and oversee the strategic direction of various research and development projects presents many risks, including:

o     the difficulty of integrating operations and personnel; and



o the diversion of our management's attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures;


Generally, we provide administrative, operational and financial support to our subsidiaries. If we are unable to timely and efficiently design and integrate our administrative and operational functions, we may be unable to manage projects effectively, which could adversely affect our ability to meet our business objectives and the value of an investment in the Company could decline.

In addition, consummating acquisitions and taking advantage of strategic relationships could adversely impact our cash position, and dilute shareholder interests, for many reasons, including:

o changes to our income to reflect the amortization of acquired intangible assets;

o interest costs and debt service requirements for any debt incurred to fund our growth strategy; and

o any issuance of securities to fund our operations or growth which dilutes or lessens the rights of current Stockholders.

We face a difficult and uncertain economic environment in our industry, which could adversely affect our business and operations.

The high-tech industry in general has experienced a significant economic downturn during the past several years. The poor economic environment has contributed to the decline in value of leading semiconductor and electronics industry players, thus limiting cash available for funding basic science research and development for new products and technologies. Economic conditions may not improve in the near term, or at all. Any further future downturn would likely have a material adverse impact on our business and ability to fund our continued investment in nanoscience research and development, or to eventually generate revenues.

There are substantial risks inherent in attempting to commercialize new technological applications, and, as a result, we may not be able to successfully develop nanotechnology for commercial use.

The Company finances research and development of nanotechnology, which is new and unproven. The Company's investigative scientists are at various stages of developing technology and such technology's commercial feasibility and acceptance is unknown. Scientific research and development requires significant financing and has a lengthy lifecycle. To date, the Company's research and development projects have not produced commercially viable applications, and may never do so. During our research and development process, the Company may experience technological issues that it may be unable to overcome. For example, our scientists must determine how to design and develop nanotechnology applications for potential products designed by third parties for use in cost-effective manufacturing processes. Because of these uncertainties, none of our potential applications may be successfully developed. If the Company is unable to successfully develop nanotechnology applications for commercial use, we will be unable to generate revenue or build a sustainable or profitable business.

We will need to achieve commercial acceptance of our applications to obtain revenue and achieve profitability.

Even if our research and development yields technologically feasible applications, the Company may not successfully develop commercial products on a timely basis, if at all. If the Company's research efforts are successful, it could be at least several years before our technology will be commercially viable, and, during this period, superior competitive technologies may be introduced or customer needs may change diminishing or extinguishing the commercial uses for our applications. To date, the broad markets have generally not adopted nanotechnology-enabled products. The Company cannot predict when broad-market acceptance for nanotechnology-enabled products will develop, if at all, and we cannot reasonably estimate the projected size of any market that may develop. If markets fail to accept nanotechnology-enabled products, we may not be able to achieve revenue from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technological applications to manufacturers for products accepted by customers. If we are unable to cost-effectively achieve OEM acceptance of our technology, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

The Company will need to raise additional capital in the near future, and, if we are unable to secure adequate funds on acceptable terms, the Company may be unable to support its business plan.

The Company has entered into agreements pursuant to which the Company is likely to provide substantial amounts of research project funding and financial support for majority-owned subsidiaries over an extended period of time. Because the Company will likely seek to provide funding that greatly exceeds the Company's available cash resources, the Company will need to raise additional capital in the near term, and may seek to do so by calling the outstanding Warrants for redemption, conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to the Company as and when required, or on terms that will be acceptable to the Company. If the Company is unable to raise the capital required on a timely basis, it may not be able to fund its research projects and the development of the businesses of its subsidiaries. In such event, the Company may be required to delay or reduce implementation of certain aspects of its plan of operations. Moreover, even if the necessary funding is available to the Company, the issuance of additional securities would dilute the equity interests of the Company's existing stockholders, perhaps substantially. A small number of shareholders currently have the ability to determine the outcome of any matter requiring a stockholder vote, including the election of directors.

      As of 31 December 2004, Bioaccelerate and Cabel are the owners of record of approximately 2,000,000 (5.92%) and 4,950,000 (14.66%) respectively or
6,950,000, 20.58%, in the aggregate, of the outstanding shares of our Common Stock. Therefore, other investors' ownership of Common Stock will reduce their ability to determine the outcome of matters requiring a stockholder vote, including the election of directors, and any merger, consolidation or sale of all or substantially all of the Company's assets.

Because we have international operations, we will be subject to risks associated with conducting business in foreign countries.

Because we have international operations in the conduct of our business, we are subject to the risks of conducting business in foreign countries, including:

o different standards for the development, use, packaging and marketing of our products and technologies;

o difficulty in identifying, engaging, managing and retaining qualified local employees;

o difficulty in identifying and in establishing and maintaining relationships with, partners, distributors and suppliers of finished and unfinished goods and services;

o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements; and

o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations.

We will be exposed to risks associated with fluctuations in foreign currencies.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations and the exchange rate may or may not be in our favor.

We have primarily relied on third parties for research and clinical development and will continue to do so.

To date, we have relied primarily upon third parties in Europe and the U.S. for research development relating to our portfolio of products under development. Nonetheless, we will still substantially rely upon third parties for the greater part of our research and development.

We have limited sales and marketing capabilities, and may not be successful in selling or marketing our product.

The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. We currently have very limited sales and marketing capabilities, and would need to rely upon third parties to perform those functions. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties if we do not undertake to develop our own sales and marketing capabilities. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. If we desire to market any products directly, we will need to develop a more robust marketing and sales force with technical expertise and distribution capability or contract with other companies with distribution systems and direct sales forces. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

We are dependent on outside manufacturers for the manufacture of our products. Therefore we will have limited control of the manufacturing process and related costs.

We are developing products which will require third-party assistance in manufacturing. The efforts of those third parties may not be successful. We may not be able to establish relationships with third-parties to manufacture our products.

We are dependent on third parties to supply all raw materials used in our products and to provide services for the core aspects of our business. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows.

We rely on third parties to supply all raw materials used in our products. In addition, we rely and will continue to rely on third-party suppliers, distributors and collaboration partners to provide services for many aspects of our business. Our business and financial viability are dependent on the regulatory compliance and timely and effective performance of these third parties, and on the strength, validity and terms of our various contracts with these third-party suppliers, distributors and collaboration partners. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, financial condition, profitability and cash flows.

The Company's success depends on the attraction and retention of senior management and scientists with relevant expertise.

The Company's future success will depend to a significant extent on the continued services of its key employees, particularly Magnus R. E. Gittins, who conceived of the Company's business and overall operating strategy and has been most instrumental in assisting the Company raise capital. On October 5, 2004,

Lee J. Cole began as Chairman of the Company and is a key member of our management team. The Company does not maintain key man life insurance for Mr. Gittins or any other executive. The Company's ability to execute its strategy also will depend on its ability to attract and retain qualified scientists, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

The Company may not be able to compete effectively in securing first-tier research and development projects when competing against existing or new ventures.

Management believes that the Company's success to date in raising capital to finance nanotechnology research and commercialization projects is attributable, in large part, to the belief that the plan of operations adopted by the Company is relatively novel. If the Company continues to be successful in attracting funding for research and commercialization projects, it is possible that additional competitors could emerge and compete for financing. Should that occur, the Company could encounter difficulty in raising funds to finance its future operations and further research and commercialization projects.

Additionally, there are some companies that already fund early-stage, scientific research at universities, and some venture capital funds invest in companies seeking to commercialize technology. It is possible that these established companies and venture funds, as well as possible additional competitors, will emerge to finance nanotechnology research. Should that occur, the Company could encounter difficulty in obtaining the opportunity to finance first-tier research and commercialization projects. Furthermore, should any commercial undertaking by the Company, with respect to a particular product or technology, prove to be successful, there can no assurance those competitors with greater financial resources than the Company will not emerge to offer similar competitive, products and/or technologies.

Nanotechnology-enabled products are new and may be viewed as being harmful to human health or the environment.

There is increasing public concern about the environmental and ethical implications of nanotechnology that could impede market acceptance of products developed through these means. Potentially, nanotechnology-enabled products could be composed of materials such as carbon, silicon, silicon carbide, germanium, gallium arsenide, gallium nitride, cadmium selenide or indium phosphide, and nanotechnology-enabled products have no historical safety record. Because of the size, shape, or composition of the nanostructures or because they may contain harmful elements, nanotechnology-enabled products could pose a safety risk to human health or the environment. In addition, some countries have adopted regulations prohibiting or limiting the use of certain materials that contain certain chemicals, which may limit the market for nanotechnology-enabled products. U.S. government authorities could, for social or other purposes, prohibit or regulate the use of nanotechnology. The regulation and limitation of the kinds of materials used in or to develop nanotechnology-enabled products, or the regulation of the products themselves, could harm the commercialization of nanotechnology-enabled products and impair our ability to achieve revenue from the license of nanotechnology applications.

The Company will need approval from governmental authorities in the United States and other countries to successfully realize commercial value from the Company's activities.

In order to clinically test manufacture, and market products for commercial use, many of the Company's current subsidiaries may need to satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies, including the U.S. Food and Drug Administration (FDA). Technology and product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. The time and expense required to perform the required testing can vary and is substantial. In addition, no action can be taken to market any biologic, drug or device in the United States until an appropriate marketing application has been approved by the FDA. Furthermore, even after initial FDA approval has been obtained, further trials may be required to provide additional data on safety and effectiveness. Adverse events that are reported during regulatory trials or after marketing approval can result in additional limitations being placed on a product's use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after approval, can result in product liability claims against the Company, which could significantly and adversely impact the value of our Common Stock.

If export controls affecting our products are expanded, our business will be adversely affected.

The U.S. government regulates the sale and shipment of numerous technologies by U.S. companies to foreign countries. Advance Nanotech's subsidiaries are developing products that might be useful for military and antiterrorism activities. Accordingly, U.S. government export regulations could restrict sales of these products in other countries. If the U.S. government places expanded export controls on our technology or products, our business would be materially and adversely affected. If the U.S. government determines that we have not complied with the applicable export regulations, we may face penalties in the form of fines or other punishment.

The Company's ability to protect its patents and other proprietary rights is uncertain, exposing it to the possible loss of competitive advantage.

The Company's subsidiaries have licensed rights to pending patents and have filed and will continue to file patent applications. The researchers sponsored by the Company may also file patent applications that Advance Nanotech chooses to license. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Efforts to enforce our patent rights could be expensive, distracting for management, unsuccessful, cause our patents to be invalidated, and frustrate commercialization of products. Additionally, even if patents are issued, and are enforceable, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. Our inability to maintain our licenses and our intellectual property rights could have a material adverse effect on our business, financial condition and ability to implement our business plan. If we are unable to derive value from our licensed or owned intellectual property, the value of your investment in the Company will be decline.

Certain Risk Factors Relating To Our Stock

Advance Nanotech's Common Stock price has fluctuated significantly since January 2004 and may continue to do so in the future.

Because we are a developmental stage company, there are few objective metrics by which our progress may be measured. Consequently, we expect that the market price of our Common Stock will likely continue to fluctuate significantly. We do not expect to generate substantial revenue from the license or sale of our nanotechnology for several years, if at all. In the absence of product revenue as a measure of our operating performance, we anticipate that investors and market analysts will assess our performance by considering factors such as:

o     announcements of developments related to our business;



o developments in our strategic relationships with scientists within the nanotechnology field;



o our ability to enter into or extend investigation phase, development phase, commercialization phase and other agreements with new and/or existing partners;

o announcements regarding the status of any or all of our collaborations or products;



o market perception and/or investor sentiment regarding nanotechnology as the next technological wave;



o announcements regarding developments in the nanotechnology field in general;



o the issuance of competitive patents or disallowance or loss of our patent rights; and



o     quarterly variations in our operating results.


We will not have control over many of these factors but expect that our stock price may be influenced by them. As a result, our stock price may be volatile and you may lose all or part of your investment.

Additional General Economic Conditions . The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of our Common Stock.

The market for purchases and sales of the Company's Common Stock and Warrants may be very limited, and the sale of a limited number of shares or Warrants could cause the price to fall sharply.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of the Common Stock or the Warrants quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Shareholder interest in the Company may be substantially diluted as a result of the sale of additional securities to fund the Company's plan of operation.

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine. Of these shares, an aggregate of 33,756,428 shares of Common Stock have been issued, 13,540,856 are reserved for issuance upon exercise of outstanding warrants. Therefore, approximately 52,700,000 shares of Common Stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in our Common Stock of all stockholders rateably, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of Common Stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of Common Stock trade.

If securities or industry analysts do not publish research reports about our business, of if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of our company, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one of more of these analysts cease to cover us or our industry or fails to publish reports about our Company regularly, our Common Stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

We may be the subject of securities class action litigation due to future stock price volatility.

In the past, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

We do not intend to declare dividends on our Common Stock.

We will not distribute cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all.

ITEM 7. FINANCIAL STATEMENTS.

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17,
2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000, shares. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders, with ANI's shareholders holding the right to a further issuance of 1,910,000,000 shares, which would bring their combined ownership interest to 99%. On October 5, 2004, the new Board of Directors approved (1) the change of the issuer's name to Advance Nanotech, Inc and (2) a one for 100 reverse stock split that resulted in an aggregate of 19,973,446 post split shares outstanding, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. The Company immediately changed its name to Advance Nanotech, Inc. Therefore, the financial statements of the Company, a Colorado corporation whose name has been changed to "Advance Nanotech, Inc.," are deemed to be those of the Delaware corporation from its inception. These financial statements, along with the notes thereto and the report of the Company's independent registered public accounting firm thereon, required to be filed in response to this Item 7 are attached hereto as Exhibits under Item 12 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported in a Current Report on Form 8-K filed by the Company, on November 17, 2004, the Company appointed new auditors. Advance Nanotech terminated Abrams and Company, P.C. (Company's former independent auditors). This decision to terminate the relationship was the result of the change in control of the Company following the Company's acquisition of Advance Nanotech, Inc.

Simultaneously with the termination of its relationship with Abrams and Company, P.C., The Company retained Cacciamatta Accountancy Corporation ("Cacciamatta") as the Company's independent auditors. Cacciamatta's address is 2600 Michelson, Suite 490, Irvine, CA 92612. The Company's Board of Directors approved the appointment of Cacciamatta as the Company's independent accountants on November 8, 2004.

As reported in a Current Report on Form 8-K filed by the Company on April 15, 2005, the Company was notified by Cacciamatta Accountancy Corporation ("Cacciamatta") on April 8, 2005, that the client-auditor relationship between Cacciamatta and the Company had ceased. The decision to resign was made by Cacciamatta and Cacciamatta's resignation was approved by the Board of Directors of the Company. In connection with the audit of the Company from the period from Advance Nanotech's Inc., inception to September 30, 2004, and through April 8, 2005, there were no disagreements with Cacciamatta on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Cacciamatta's satisfaction, would have caused Cacciamatta to make reference to the subject matter of the disagreement in connection with its report.

Simultaneously with the termination of its relationship with Cacciamatta Accountancy Corporation, the Company retained Hall & Company ("Hall") as the Company's independent auditors. Hall's address is 16140 Sand Canyon Avenue, Irvine, CA 92618-3705. The Company's Board of Directors approved the appointment of Hall as ANI's independent accountants on April 8, 2005.

ITEM 8A. CONTROLS AND PROCEDURES.

As of a date within 90 days of the date of this Annual Report on Form 10-KSB, the principal executive and the financial officer of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the principal executive and the financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in its filings with the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date this evaluation was carried out.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

All of the officers and directors of the Company were replaced in connection with the Share Exchange. The executive officers and directors of the Company currently are as follows:

NAME                      AGE      TITLE

Lee J. Cole               44   Chairman & Director
Magnus R. E. Gittins      25   President, Chief Executive Officer and Director
Linden J. Boyne           62   Chief Financial Officer & Secretary



LEE J. COLE has been Chairman of the Board of the Company since October 5, 2004. Mr. Cole is the Chief Executive Officer of Bioaccelerate, Inc. a company focused on the development of pharmaceutical compounds, specifically those that have originated from academia. With extensive experience in technology and growth companies, Mr. Cole is also a principal with Tech Capital Group, a technology consulting and investment firm that has investments in private and public information and healthcare technology companies. Mr. Cole is also a Director of Electronic Game Card, Inc.

MAGNUS R. E. GITTINS has been President and Chief Executive Officer of the Company since October 1 2004. Mr. Gittins was the President and Chief Executive Officer of the predecessor Delaware corporation since its inception in August 2004 and Chief Executive Officer of Advance Nanotech Limited, a UK corporation, since its inception in December 2003. Mr. Gittins has devoted much of his time from early in 2004 to the development of the Company's plan of operations. Prior to Advance Nanotech, Mr. Gittins was the Chief Technology Officer of a European focused, technology venture-capital fund. He was responsible for the infrastructure and enabling technologies group of its portfolio as well as the development of each of its other investments, working with many high-growth businesses in both the technology and biotechnology industries. Most recently, Mr. Gittins was a partner with Sterling FCS, a consultancy firm focused on assisting emerging businesses with their financial and business strategies.

LINDEN J. BOYNE has been Chief Financial Officer and Secretary of the Company since October 1 2004. Mr. Boyne was the Chief Financial Officer and Secretary of the predecessor Delaware corporation since its inception in August 2004 and a Director of Advance Nanotech Limited, a UK corporation, since its inception in December 2003. Mr. Boyne is also Chief Financial Officer and Director of Electronic Game Card, Inc., and of Bioaccelerate, Inc.

ITEM 10. EXECUTIVE COMPENSATION.


                                                       NUMBER OF SHARES         PERCENTAGE OF
NAME              DIRECTOR SINCE    COMPENSATION      (Beneficial and Legal)    ISSUED & OUTSTANDING
Lee Cole          Oct. 5, 2004               0                0                 0%
Magnus Gittins    Oct. 1, 2004               0                0                 0%
Linden Boyne      Oct. 1, 2004               0                0                 0%



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


NAME AND ADDRESS
OF BENEFICIAL OWNERS/                             NATURE OF            SHARES
DIRECTORS                                         OWNERSHIP             OWNED             PERCENT
------------------------------------------------------------------------------------------------------
LEE J. COLE                                                                   0                0
Chairman and Director
11 Charles II Street
Piccadilly
London
United Kingdom

MAGNUS R. E. GITTINS                                                    200,000                0.59
President, CEO & Director
28 The Gardens, Brookmans Park
Hatfield, Hertfordshire
United Kingdom

LINDEN BOYNE                                                                  0                0
Director, CFO, Treasurer and Secretary
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

All Executive Officers
and Directors as a Group
(3 people)                                                                    0                0



ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

The following documents are filed herewith or incorporated herein by reference, as set forth in the Index to Financial Statements appearing on page F-1 and the Index to Exhibits.

(1)     Financial Statements

                                                                            PAGE
                                                                             NO.

Report of Independent Registered Public Accounting Firm.                     F-1
Consolidated Balance Sheet                                                   F-2
Consolidated Statement of Operations                                         F-4
Consolidated Statement of Stockholders' Deficit.                             F-5
Consolidated Statement of Cash Flows.                                        F-6
Notes to Consolidated Financial Statements                                   F-7



(2)     Financial Statement Schedules

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 2005.

ADVANCE NANOTECH, INC

By: /s/ Magnus R. E. Gittins
    ----------------------------
    MAGNUS R. E. GITTINS
    PRESIDENT AND CHIEF EXECUTIVE OFFICER

                          INDEX TO FINANCIAL STATEMENTS

Advanced Nanotech Inc

                                                                            PAGE
                                                                            NO.

Report of Independent Registered Public Accounting Firm.                     F-1
Consolidated Balance Sheet.                                                  F-2
Consolidated Statement of Operations.                                        F-4
Consolidated Statement of Stockholders' Deficit.                             F-5
Consolidated Statement of Cash Flows.                                        F-6
Notes to Consolidated Financial Statements.                                  F-7


                                       F1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

May 2, 2005

To the Board of Directors and Stockholders of Advance Nanotech, Inc.


We have audited the accompanying consolidated balance sheet of Advance Nanotech, Inc. (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period from August 17, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Nanotech, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the period from August 17, 2004 (inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ Hall & Company


                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

                                     ASSETS

Current assets
  Cash and cash equivalents                                                 $ 1,009,430
  Prepaid licensing fees                                                        855,547
  Other current assets                                                           66,289
   Total current assets                                                       1,931,265

Office equipment, net                                                            50,793

                                                                            $ 1,982,058


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Accounts payable                                                          $   184,846
  Accrued expenses                                                              399,251
  Advances from related party - Electronic Game Card                             10,596
  Credit facility with related party - Jano Holdings                          1,653,395
   Total current liabilities                                                  2,248,089

Stockholders' deficit

 Common stock, $0.001 par value, Shares authorized 100,000,000; issued
21,165,278

..                                                                                21,167
 Additional paid in capital                                                   1,278,833
 Accumulated other comprehensive income                                          19,828
 Deficit accumulated during development stage                                (1,585,859)
   Total stockholders' deficit                                                 (266,031)

                                                                            $ 1,982,058


                             See accompanying notes

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                From inception
                                                               (August 17, 2004)
                                                                      To
                                                                December 31,2004

Costs and expenses
  Research and development                                         $    735,407
  General and administrative                                            851,931

  Loss from operations                                               (1,587,339)

Interest income                                                           1,480

  Net loss                                                         $ (1,585,859)

Foreign currency translation adjustment                                  19,828

  Comprehensive loss                                               $ (1,566,031)

  Net loss per share- basic and diluted                            $      (0.12)

  Weighted average shares outstanding - basic and diluted            13,190,646


                             See accompanying notes


                                     ADVANCE NANOTECH, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                               (FORMERLY ARTWORK AND BEYOND, INC.)
                          CONSOLIDATED STATEMENT OF STOCKOLDERS' DEFICIT
                       FROM INCEPTION (AUGUST 17, 2004) TO DECEMBER 31, 2004


                                                                                       DEFICIT         ACCUMULATED
                                                                      ADDITIONAL      ACCUMULATED         OTHER            TOTAL
                                               COMMON STOCK            PAID IN          DURING         COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES             AMOUNT      CAPITAL        DEVELOPMENT         INCOME          DEFICIT
                                        ------             ------      -------        -----------      -------------      -------
Initial capitalization (1)               200,000             200            (200)              --               --              --

Merger shares issued, net of
  financing costs (1)                 19,352,778          19,354        (444,354)              --               --        (425,000)

Shares issued for related
  party debt                           1,500,000           1,500       1,498,500               --               --       1,500,000

Shares issued for cash                   112,500             113         224,887               --               --         225,000

Net loss                                      --              --              --       (1,585,859)              --      (1,585,859)

Foreign currency translation                  --              --              --               --           19,828          19,828
                                      ----------      ----------      ----------       ----------       ----------      ----------
Balance, December 31, 2004            21,165,278          21,167       1,278,833       (1,585,859)          19,828        (266,031)
                                      ==========      ==========      ==========       ==========       ==========      ==========


(1) All shares issued reflect a 100 to 1 reverse split effective October 5, 2004.


                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      From inception
                                                                     (August 17, 2004)
                                                                            to
                                                                     December 31,2004
Cash flows from operating activities
    Net loss                                                            (1,585,859)
    Adjustments to reconcile net loss to cash flows
    from operating activities
       Depreciation                                                          6,491
   Changes in operating assets and liabilities
       Increase in prepaid licensing fees                                 (855,547)
       Increase in other assets                                            (66,287)
       Increase in accounts payable                                        184,845
       Increase in accrued expenses                                        399,251
Net cash used in operating activities                                   (1,917,105)

Cash flows from investing activities - equipment acquisition               (57,284)

Cash flows from financing activities
       Proceeds from related party credit facility - Jano Holdings       4,332,379
       Payments on related party credit facility - Jano Holdings        (1,178,984)
       Proceeds from issuance of common stock                              225,000
       Financing fees on merger shares issued                             (425,000)
       Advances from related party - Electronic Game Card                  110,596
       Repayments to related party - Electronic Game Card                 (100,000)
Net cash from financing activities                                       2,963,991

Effect of exchange rates on cash and equivalents                            19,828

Net increase in cash and equivalents                                     1,009,430

Cash and equivalents

       Beginning of period                                                      --
       End of period                                                     1,009,430

Supplemental disclosure of cash activities
       Cash paid for interest and income taxes                                  --
       Non cash financing activities:
       Conversion of amounts due on related party credit facility to
         common stock                                                    1,500,000


                             See accompanying notes

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                        (FORMERLY ARTWORK & BEYOND, INC)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000 shares. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders. On October 5, 2004, the new Board of Directors approved (1) the issuance of 1,910,000 shares of common stock to ANI's shareholders (2) the change of the issuer's name to Advance Nanotech, Inc and (3) a one for 100 reverse stock split that resulted in an aggregate of 19,552,778 post split shares outstanding, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 60% of the outstanding shares of Owlstone Limited, a research and development company which has conducted all of the operations for the period reported on, 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following inactive UK companies: Nano Devices Limited, Nano Solutions Limited , Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited.

NATURE OF BUSINESS

The Company specializes in the acquisition and commercialization of nanotechnology. Nanotechnology is science at the atomic or molecular level that is expected to make most products lighter, stronger, less expensive and more precise. The Company's interests are focused in three nanotechnology areas, namely: electronics, biopharma and materials. The Company provides investment to bridge patented innovation with the capital markets. The Company's development network creates economic and time efficiencies which can advance the development of University research-programs to marketable product lines in high-value markets. The Company's business strategy is to develop its existing nanotechnology products, acquire additional early-mid stage product candidates in the electronics, biopharma, and materials sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ANI and all its subsidiaries (the "Company"). Through December 31, 2004, all research and development activities have occurred through Owlstone. Minority shareholders of Owlstone (40%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them. All significant inter-company accounts and transactions have been eliminated.

GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company's commitments under various license and collaboration agreements exceed net cash raised from its recent equity offerings. While the Company has a line of credit, which could cover the cash shortfall needed to fund its existing commitments, the line of credit is from Jano Holdings, a private company which is also a related party, and there are no assurances that Jano Holdings will be able to provide funding under the line of credit. The Company plans to pursue other equity offerings. However, the Company's ability to do so will depend on numerous factors including, but not limited to, interested investors, continued progress in developing its product candidates, market penetration and profitable operations from the sale of its products. These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a going concern.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company maintains its cash with one bank in the U.S. and one bank in the U.K. Both banks have deposit insurance thus limiting the amount of credit exposure.

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

DEPRECIATION

Fixed assets are stated at cost. Depreciation is provided at the following annual rates in order to write off each asset over the estimated useful lives, generally 3 years, as follows:

                  Asset                               Rate
                  -----                               ----

       Plant and Machinery Equipment          25% reducing balance method
       Office Equipment                       25% reducing balance method
       Computers                              25% reducing balance method

Maintenance and repairs are charged to operations; betterments are capitalized. Depreciation expense for the period ended December 31, 2004 is $6,491.

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

Stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period.

LOSS PER SHARE

In accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin (SAB) No. 98, basic net loss per common share is computed by dividing net loss for the period of $1,585,859 by the weighted average number of common shares outstanding during the period, 13,190,646. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. The Company has 66,667 warrants outstanding (post reverse split) which have not been included in the computation of net loss per share as their effect would be anti-dilutive; thus, basic and diluted earnings per share are equal.

INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2004 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $1,585,859 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will not be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues various accounting standards and interpretations that could have an impact on the Company's consolidated financial statements. Recent pronouncements include:

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

NOTE 2 - COMMITMENTS

The Company leases its office facilities from Bioaccelerate, a related party, in London for aggregate monthly rents of approximately $4,550. The lease expires 1 September 2005; rents incurred through December 31, 2004 approximated $32,000. The company also has leased offices in Cambridge (UK) and Newcastle University
(UK) with the lease expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 and $475 respectively; rents incurred through December 31, 2004 approximated $23,000.

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

On December 13, 2004 NanoFED Limited, wholly owned subsidiary of the Company, entered into a $2 million contract with the University of Bristol, to further develop the existing technologies the University has generated in the field of field emission displays. Payments are due quarterly through December 2006.

On December 24, 2004, Cambridge Nanotechnology, a wholly-owned subsidiary of the Company entered into a Collaboration agreement with the University of Cambridge to provide $5.25 million dollars for the development of nanotechnologies, predominantly in the optical sector. Payments are due quarterly through December 2008.

On December 28, 2004 Nano Electronics Limited, a wholly-owned subsidiary of the Company entered into a $3.96 million research collaboration and license agreement with Laboratory Services Limited for the development of three technologies in the fields of DNA-based sensing, a DNA-based storage technology and a project based on functional oxide nano tubes for micro fluidics and data storage. Payments are due quarterly through December 2007.

On January 14, 2005 the Company signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. The Company joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with leading researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. The Company, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition, the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. The Company has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners. Payments of approximately $240,000 are due each quarter through October 2009.

On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million, made in quarterly payments of approximately $550,000. Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and its owner, Professor Toumaz. Bio-Nano Sensium Technologies Limited has the exclusive world-wide rights to Toumaz Technologies Limited portfolio of background patents and patent applications for the devices operating within the bio-nano world - for example, medical sensing devices, plus all arising intellectual property.

NOTE 3 - RELATED PARTY TRANSACTIONS

Electronic Game Card (EGC). Two directors of the Company are also directors of EGC. The balance due to EGC is due on demand and is non interest bearing. At December 31, 2004, the balance due to EGC totals $10,596.

Bioaccelerate Holdings, Inc. (Bioaccelerate) Two directors of the Company are also directors of Bioaccelerate. On September 28, 2004, Bioaccelerate subscribed for 1,500,000 shares of common stock in Artwork and Beyond Inc at $1.00 per share. Subsequent to September 30, 2004, Bioaccelerate was issued the 1,500,000 shares of common stock. The Company also leases office space from Bioaccelerate in New York and London, as discussed in Note 2.

Jano Holdings. (Jano). A shareholder of the Company, JMSCL Limited, is a wholly owned subsidiary of Jano. At December 31, 2004, the Company has drawn $4,332,379 under its $20 million line of credit facility agreement with Jano, and during the period ending 31 December 2004 $2,678,984 of the loan drawn has been repaid back to Jano. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. Because the funding was at the end of the period, no interest was accrued. In conjunction with the facility, the Company issued Jano warrants for 66,667 shares of common stock at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

NOTE 4 - EQUITY TRANSACTIONS

Prior to the acquisition 17,344,568 shares of the Company's common stock were outstanding (no more than 20,000,000 on a fully diluted basis). Upon closing of the transaction, 70,000,000 shares of stock were issued to the former shareholders of Advance Nanotech in exchange for their shares of Advance Nanotech, together with a further 1,910,000,000 of shares of the Artwork & Beyond Inc. As a result, the former shareholders of Advance Nanotech, in the aggregate, then owned shares with the right to vote approximately 80% of the votes for directors of the Company, which percentage increased to 99% on a fully diluted basis following board action to issue the additional shares along with a 1-to-100 reverse stock split.

Pursuant to a separate spin-off agreement, the Company disposed of its entire interest in Artwork & Beyond Inc., a Delaware corporation ("Sub"), its only subsidiary prior to the acquisition of Advance Nanotech, to its former President, Howard Blum in exchange for his assumption of all of the liabilities of the Company and Artwork & Beyond Inc. prior to the closing of the acquisition of Advance Nanotech. In accordance with that spin-off agreement, at closing the former shareholders of Advance Nanotech agreed to pay Sub $ 425,000.The whole sum has been paid by shareholders surrendering 425,000 shares of common stock to the Company.

On December 28, 2004, the Company issued 1,500,000 shares of common stock at $1.00 per share as a payment on its credit facility with Jano Holdings.

On February 2, 2005 the Company completed a final closing of the sale of an aggregate 9,960,250 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $19,920,500 in the aggregate, of which $225,000 had been received at December 31, 2004. The Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement, resulting in an aggregate of 4,980,125 warrants being issued to investors at an exercise price of $3.00 per share. The February 2, 2005 private placement closed in three steps: the first step on January 20, 2005, at which closing 4,698,750 shares were sold, the second step on January 26, 2005, at which closing 2,390,000 shares were sold and finally on February 2, 2005 when the remaining 2,871,500 were sold. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the aggregate amount of $2,232,835, and the Company issued to placement agents warrants to purchase, in the aggregate, 895,775 shares of common stock at $2.00 per share.

On March 24, 2005 the Company completed a final closing of the sale of, in aggregate, 1,818,400 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per Share, or $3,636,800 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 909,200 warrants being issued to investors at an exercise price of $3.00 per share. The March 24, 2005 private placement closed in two steps: the first step on February 28, 2005, at which closing 1,768,400 shares were sold and finally on March 24, 2005, at which closing the remaining 50,000 shares were sold. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit
10.10 in a Current Report on Form 8-K filed on March 4, 2005, which is specifically incorporated herein by reference. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $417,134, and the Company issued to placement agents warrants to purchase, in aggregate, 89,090 shares of common stock at $2.00 per share.