Form 10KSB/A
period 2004-12-31
Advance Nanotech, Inc.
filed 2005-05-09
CIK 354699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A

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

                              30 ROCKEFELLER PLAZA

                                   27TH FLOOR

                            NEW YORK, NEW YORK, 10112

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


NAME AND ADDRESS
OF BENEFICIAL OWNERS/                             NATURE OF            SHARES
DIRECTORS                                         OWNERSHIP             OWNED             PERCENT
------------------------------------------------------------------------------------------------------
LEE J. COLE                                                                   0                0
Chairman and Director
11 Charles II Street
Piccadilly
London
United Kingdom

MAGNUS R. E. GITTINS                                                    200,000                *
President, CEO & Director
28 The Gardens, Brookmans Park
Hatfield, Hertfordshire
United Kingdom

LINDEN BOYNE                                                                  0                0
Director, CFO, Treasurer and Secretary
Aberfoyle, Green Lane
Blackwater, Camberley, Surrey
United Kingdom

All Executive Officers
and Directors as a Group
(3 people)                                                                    0                0


* - Represents less than 1% of outstanding shares as of March 28, 2005.

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



(2)     Financial Statement Schedules

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of May 2005.

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

                                                         /s/ Hall & Company


                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

                                     ASSETS

Current assets
  Cash and cash equivalents                                                 $ 1,009,430
  Prepaid licensing fees                                                        855,547
  Other current assets                                                           66,288
   Total current assets                                                       1,931,265

Office equipment, net                                                            50,793

                                                                            $ 1,982,058


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Accounts payable                                                          $   184,846
  Accrued expenses                                                              399,251
  Advances from related party - Electronic Game Card                             10,596
  Credit facility with related party - Jano Holdings                          1,653,395
   Total current liabilities                                                  2,248,089

Stockholders' deficit

 Common stock, $0.001 par value, Shares authorized 100,000,000; issued
21,165,278

..                                                                                21,167
 Additional paid in capital                                                   1,278,833
 Accumulated other comprehensive income                                          19,828
 Deficit accumulated during development stage                                (1,585,859)
   Total stockholders' deficit                                                 (266,031)

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