Form 10QSB
period 2005-03-31
Advance Nanotech, Inc.
filed 2005-05-23
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

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


600 Lexington Avenue, 29th Floor, New York, NY, 10022
-----------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number, including area code:             (212)583 0080
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

                                 Yes [ ] No [X]

Number of shares of Common Stock outstanding as of May 17, 2005: 33,278,928

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2005

                                     ASSETS

Current assets
  Cash and cash equivalents                                      $ 14,423,335
  Prepaid licensing fees                                              783,778
  Prepaids                                                            300,949
  Loans receivable from related parties                               356,187
  Other current assets                                              1,175,454
                                                                 ------------
              Total current assets                                 17,039,703

Office equipment, net                                                 197,295
                                                                 ------------

                                                                 $ 17,236,998
                                                                 ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $    723,451
  Accrued expenses                                                    397,498
  Advances from related party                                           7,516
  Credit facility with related party - Jano Holdings                       --
                                                                 ------------
              Total liabilities                                     1,128,465
                                                                 ------------

Stockholders' equity
 Common stock; $0.001 par value; shares
   authorized 100,000,000; issued and
   outstanding 32,831,428                                              32,833
 Additional paid in capital                                        21,847,655
 Accumulated other comprehensive income                                10,615
 Deficit accumulated during development stage                      (5,782,570)

              Total stockholders' equity
                                                                 ------------
                                                                   16,108,533
                                                                 ------------

                                                                 $ 17,236,998
                                                                 ============

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

                                                                           From inception
                                                         Three months     (August 17, 2004)
                                                           ending                to
                                                       March 31, 2005      March 31, 2005
                                                       --------------      --------------
Costs and expenses
  Research and development                               $ 2,934,606        $ 3,670,014
  General and administrative                               1,281,558          2,133,489
                                                         -----------        -----------

             Loss from operations                         (4,216,164)        (5,803,503)

Interest income                                               19,453             20,933
                                                         -----------        -----------

             Net loss                                    $(4,196,711)       $(5,782,570)

Foreign currency translation adjustment                       (9,213)            10,615
                                                         -----------        -----------

             Comprehensive loss                          $(4,205,924)       $(5,771,955)
                                                         ===========        ===========

             Net loss per share- basic and diluted       $      (.16)        $     (.32)
                                                         ===========        ===========

Weighted average shares outstanding -
  basic and diluted                                       26,998,353         18,291,495
                                                         ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND FOR THE PERIOD FROM INCEPTION
                       (AUGUST 17, 2004) TO MARCH 31, 2005
                                   (Unaudited)

                                                                                          Deficit       Accumulated
                                                                         Additional     Accumulated       Other            Total
                                               Common Stock               Paid in         During       Comprehensive   Stockholders'
                                          Shares          Amount          Capital       Development       Income          Equity
                                        -----------     -----------     -----------     -----------     -----------    -----------
Initial capitalization (1)                  200,000             200            (200)             --              --             --

Merger shares issued, net
  of financing costs (1)                 19,352,778          19,354        (444,354)             --              --       (425,000)

Shares issued for related party debt      1,500,000           1,500       1,498,500              --              --      1,500,000

Shares issued for cash                      112,500             113         224,887              --              --        225,000

Net loss for the period from
  inception to December 31, 2004                 --              --              --      (1,585,859)             --     (1,585,859)

Foreign currency translation                     --              --              --              --          19,828         19,828
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance, December 31, 2004               21,165,278          21,167       1,278,833      (1,585,859)         19,828       (266,031)
                                        ===========     ===========     ===========     ===========     ===========    ===========

Shares issued for cash                   11,666,150          11,666      20,568,822                                     20,580,488

Net loss for the three months
  ended March 31, 2005                                                                   (4,196,711)                    (4,196,711)

Foreign currency translation                                                                                 (9,213)        (9,213)
                                        -----------     -----------     -----------     -----------     -----------    -----------

Balance, March 31, 2005                  32,831,428          32,833      21,847,655      (5,782,570)         10,615     16,108,533
                                         ==========          ======      ==========      ==========          ======     ==========

(1) All shares issued reflect a 100 to 1 reverse split effective October 5, 2004.

    The accompanying notes are an integral part of these financial statements

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               From inception
                                                                           Three months      (August 17, 2004)
                                                                              ending                to
                                                                          March 31, 2005       March 31, 2005
                                                                          --------------       ------------
Cash flows from operating activities
    Net loss                                                               $ (4,196,711)       $ (5,782,570)
    Adjustments to reconcile net loss to cash flows
    used in operating activities
       Depreciation                                                              12,430              18,920
   Changes in operating assets and liabilities
       Decrease (increase) in prepaid licensing fees                             71,769            (783,778)
       Increase in prepaids                                                    (300,949)           (300,949)
       Increase in other assets                                              (1,109,166)         (1,175,454)
       Increase in loans receivable from related parties                       (356,187)           (356,187)
       Increase in accounts payable                                             538,604             723,451
       (Decrease) increase in accrued expenses                                   (1,753)            397,498
                                                                           ------------        ------------
Net cash used in operating activities                                        (5,341,963)         (7,259,069)
                                                                           ------------        ------------

                                                                           ------------        ------------
Cash flows from investing activities - equipment acquisition                   (158,932)           (216,215)
                                                                           ------------        ------------

Cash flows from financing activities - proceeds from credit facility
        Proceeds from related party credit facility - Jano Holdings                  --           4,332,379
        Payments on related party credit facility - Jano Holdings            (1,653,395)         (2,832,379)
        Proceeds from issuance of common stock                               20,580,488          20,805,488
        Financing fees on merger shares issued                                       --            (425,000)
        Advances to related party -Electronic Game Card                              --             110,596
        Repayments to related party - Electronic Game card                       (3,080)           (103,080)
                                                                           ------------        ------------
Net cash from financing activities                                           18,924,013          21,888,004
                                                                           ------------        ------------

                                                                           ------------        ------------
Effect of exchange rates on cash and  equivalents                                (9,213)             10,615
                                                                           ------------        ------------

                                                                           ------------        ------------
Net increase in cash and equivalents                                         13,413,905          14,423,335
                                                                           ------------        ------------

Cash and equivalents
       Beginning of period                                                    1,009,430                  --
                                                                           ------------        ------------
       End of period                                                       $ 14,423,335        $ 14,423,335
                                                                           ============        ============

Supplemental disclosure of cash activities
      Cash paid for interest and income taxes                              $         --        $         --
                                                                           ============        ============

      Conversion of amounts due on related party credit
         facility to common stock                                          $         --        $  1,500,000
                                                                           ============        ============

Supplemental cash flow information - no interest or income taxes were paid in the period.

   The accompanying notes are an integral part of these financial statements

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000, shares. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders. On October 5, 2004, the new Board of Directors approved (1) the issuance of 1,910,000 shares of common stock to ANI's shareholders (2) the change of the issuer's name to Advance Nanotech, Inc. and (3) a one for 100 reverse stock split that resulted in an aggregate of 19,552,778 post split shares outstanding, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 60% of the outstanding shares of Owlstone Limited ("Owlstone"), a research and development company, 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following inactive UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited.

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


BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal period ending December 31, 2005. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements as of December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ANI and all its subsidiaries (the "Company").. Minority shareholders of Owlstone (40%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them. All significant inter-company accounts and transactions have been eliminated.


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


DEPRECIATION

Fixed assets are stated at cost. Depreciation is provided at the following annual rates in order to write off each asset over the estimated useful lives, generally 3 years, as follows:


                   Asset                                     Rate
        -----------------------------           ----------------------------

        Plant and Machinery Equipment           25 % reducing balance method

        Office Equipment                        25 % reducing balance method

        Computers                               25 % reducing balance method


Maintenance and repairs are charged to operations; betterments are capitalized. Depreciation expense for the three months ended March 31, 2005 is $12,430.


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

NOTE 2 - OTHER CURRENT ASSETS

As at March 31, 2005, other current assets consist primarily of a deposit amounting to approximately $1,057,000 being held in escrow as required by the collaboration agreement with Imperial College.


NOTE 3 - COMMITMENTS

The Company signed a new five year lease on May 12, 2005 for its office facilities from Hines in New York for an aggregate monthly rent of approximately $15,168. The lease expires in September 2010.. The company also has leased offices in Cambridge (UK) and Newcastle University (UK) with the leases expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 and $475 respectively. Rents incurred through March 31, 2005 approximated $85,180.

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

On January 14, 2005, the Company signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. The Company joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. The Company, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition, the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. The Company has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners. Payments are due each quarter throughending October 2009.

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

NOTE - 4 RELATED PARTY TRANSACTIONS

Electronic Game Card (EGC). Two directors of the Company are also directors of EGC. The balance due from EGC is due on demand and is non interest bearing. At March 31, 2005, the balance receivable from EGC totals $119,665.

Bioaccelerate Holdings, Inc. (Bioaccelerate) Two directors of the Company are also directors of Bioaccelerate.. As at March 31, there is a balance due to Bioaccelerate of $7,516 which is due on demand and is non interest bearing.

Jano Holdings. (Jano). A shareholder of the Company, JMSCL Limited, is a subsidiary of Jano. At March 31, 2005, the Company has no amounts outstanding under its $20 million line of credit facility agreement with Jano. The Company is due $236,521 from Jano, as we repaid more funds to Jano during the quarter ending March 31. The balance as at March 31 due from Jano is due on demand and non interest bearing. If the facility is used by the Company it bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. In conjunction with the facility, the Company issued Jano warrants for 66,667 shares of common stock at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

NOTE 5 - STOCK TRANSACTIONS

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

Technology

In many forms of blindness there is a pathogical loss of the specialized light sensitive photoreceptors, however even in very advanced cases the output neurones that project to the visual areas of the brain remain intact and functional. We are endeavouring to develop a proprietary technology for retinal prostheses, combining expertise in ultra-low power imaging systems and molecular medicine. Our research is investigating the possibility of using optically active nanospheres to stimulate electrical responses in nerve cells. Unlike other prosthetic retina proposals, this device will make use of the intelligent circuitry that exists in the human retina. Visus Nanotech's production of an optically coupled retinal prosthetic device could represent a paradigm shift in the potential restoration of functional vision in a large population of the blind.

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

Technology

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

RESULTS OF OPERATIONS

During the quarter ended March 31, 2005, the Company worked to further the development of licensed product candidates and on researching further license opportunities. General and Administration expenses were incurred primarily for consulting fees for accounting, regulatory, licensing and patent advice.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to March 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit No.                       Description
--------------------------------------------------------------------------------

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

1) 2005-01-26 8-K Current report, items 1.01, 3.02, and 9.01

2) 2005-02-01 8-K Current report, items 1.01 and 3.02

3) 2005-03-04 8-K Current report, items 1.01, 3.02, and 9.01

4) 2005-03-30 8-K Current report, items 1.01 and 3.02

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

                                Date: May 19, 2005