Form 10QSB
period 2005-06-30
Advance Nanotech, Inc.
filed 2005-08-15
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED June 30, 2005

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

Yes |X| No |_|

Number of shares of Common Stock outstanding as of July 7, 2005: 33,081,401

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2005

                                     ASSETS

Current assets
  Cash and cash equivalents                                        $ 13,390,250
  Prepaid licensing fees                                                106,032
  Prepayments                                                         1,590,746
  Loans receivable                                                      120,074
  Other current assets                                                  221,456
                                                                   ------------
         Total current assets                                        15,428,557

Office equipment, net                                                   229,133
                                                                   ------------

                                                                   $ 15,657,690
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $    865,331
  Accrued expenses                                                       82,541
                                                                   ------------
         Total liabilities                                              947,872
                                                                   ------------

Stockholders' equity
 Common stock; $0.001 par value; shares authorized 100,000,000;
     Shares issued and outstanding 33,081,428
                                                                         33,083
 Additional paid in capital                                              64,578
 Warrant Valuation                                                   23,883,077
 Accumulated other comprehensive income                                (135,190)
 Deficit accumulated during development stage                        (9,135,730)

                                                                   ------------
         Total stockholders' equity                                  14,709,818
                                                                   ------------

                                                                   $ 15,657,690
                                                                   ============

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

                                                                                        From Inception
                                                   Three months         Six months     (August 17, 2004)
                                                      ending              ending                to
                                                  June 30, 2005       June 30, 2005       June 30, 2005
                                                    ------------       ------------       ------------
Costs and expenses
  Research and development                             1,718,098       $  4,652,705       $  5,388,112
  General and administrative                           1,703,851          2,985,538       $  3,837,469
                                                    ------------       ------------       ------------

         Loss from operations                         (3,421,949)        (7,638,243)        (9,225,581)

Interest income                                           68,919             88,373             89,852
                                                    ------------       ------------       ------------

         Net loss                                   $ (3,353,031)      $ (7,549,870)      $ (9,135,729)

Foreign currency translation adjustment                 (145,805)          (155,018)          (135,381)
                                                    ------------       ------------       ------------

         Comprehensive loss                         $ (3,498,837)      $ (7,704,889)      $ (9,271,111)
                                                    ============       ============       ============

         Net loss per share- basic and diluted      $       (.11)      $       (.26)      $         --
                                                    ============       ============       ============

         Weighted average shares outstanding-
         basic and diluted                            33,047,527         30,087,694                 --
                                                    ============       ============       ============

The accompanying notes are an integral part of these financial statements.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    FOR THE SIX MONTHS ENDED June 30, 2005 AND FOR THE PERIOD FROM INCEPTION
                       (AUGUST 17, 2004) TO June 30, 2005
                                   (Unaudited)

                                                        Additional
                                  Common Stock            Paid in    Warrant      Warrant
                                 Shares      Amount       Capital    Shares      Valuation
                               -----------   -------   ----------   ----------   -----------
Initial capitalization             200,000       200           -200

Acquisition shares, net of
financing costs                 19,352,778    19,354       -444,354

Shares issued at $1/sh           1,500,000     1,500      1,498,500

Shares issued for cash             112,500       113        224,887

Net loss to Dec 31,2004                  0         0              0

Foreign currency translation             0         0              0

                               -----------   -------    -----------   ----------   -----------

Balance, Dec 31, 2004           21,165,278    21,167      1,278,833            0             0
                               ===========   =======    ===========   ==========   ===========

Shares issued for cash          11,666,150    11,666     20,568,944

Common Stock Warrants                                   -19,626,913    5,889,326    19,626,913

Placement Agent Warrants                                 -4,256,164      984,866     4,256,164

Net loss for 3 months ended
March 31, 2005

Foreign currency translation

                               -----------   -------    -----------   ----------   -----------
Balance as at March,31 , 2005   32,831,428    32,833     -2,035,300    6,874,192    23,883,077
                               ===========   =======    ===========   ==========   ===========

Shares issued, net of
financing costs                    250,000       250      2,099,750

Net Loss for 3 months ended
June 30, 2005

Foreign currency translation

                               -----------   -------    -----------   ----------   -----------
Balance as at June, 30, 2005    33,081,428    33,083         64,450    6,874,192    23,883,077
                               ===========   =======    ===========   ==========   ===========

                                 Deficit     Accumulated
                               Accumulated      Other         Total
                                  During    Comprehensive  Stockholders'
                               Development      Income         Equity
                               ----------      --------     -----------
Initial capitalization                    0           0              0

Acquisition shares, net of
financing costs                           0           0       -425,000

Shares issued at $1/sh                    0           0      1,500,000

Shares issued for cash                    0           0        225,000

Net loss to Dec 31,2004          -1,585,859           0     -1,585,859

Foreign currency translation              0      19,828         19,828

                                 ----------    --------    -----------
                                                                     0
Balance, Dec 31, 2004            -1,585,859      19,828       -266,032
                                 ==========    ========    ===========

Shares issued for cash                                      20,580,610

Common Stock Warrants                                                0

Placement Agent Warrants                                             0

Net loss for 3 months ended      -4,196,840                 -4,196,711
March 31, 2005

Foreign currency translation                     -9,213         -9,213

                                 ----------    --------    -----------
Balance as at March,31 , 2005    -5,782,699      10,615     16,108,655
                                 ==========    ========    ===========

Shares issued, net of
financing costs                                                2,100,000

Net Loss for 3 months ended
June 30, 2005                    -3,353,031                   -3,353,031

Foreign currency translation                     -145,805       -145,805

                                 ----------    --------    -----------
Balance as at June, 30, 2005     -9,135,730      -135,190     14,709,819
                                 ==========      ========    ===========

(1) All shares issued reflect a 100 to 1 reverse split effective October 5, 2004. The accompanying notes are an integral part of these financial statements 3

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                           From Inception
                                                                           Six months     (August 17, 2004)
                                                                             ending              to
                                                                         June 30, 2005      June 30, 2005
                                                                          ------------       ------------
Cash flows from operating activities
    Net loss                                                              $ (7,549,870)      $ (9,135,729)
    Adjustments to reconcile net loss to cash flows
    used in operating activities
       Depreciation                                                             27,903             33,419
       Common stock issued for services                                      2,100,250          2,100,250
   Changes in operating assets and liabilities
       Decrease (increase) in prepaid licensing fees                           749,515           (106,032)
       Increase in prepayments                                              (1,590,746)        (1,590,746)
       Increase in other assets                                               (155,168)          (221,456)
       Increase in loan receivable                                            (120,074)          (120,074)
       Increase in accounts payable                                            680,485            865,331
       (Decrease) increase in accrued expenses                                (316,711)            82,541

                                                                          ------------       ------------
Net cash used in operating activities                                       (6,174,416)        (8,092,496)
                                                                          ------------       ------------

                                                                          ------------       ------------
Cash flows from investing activities - equipment acquisition                  (206,243)          (262,552)
                                                                          ------------       ------------

Cash flows from financing activities - proceeds from credit facility
        Proceeds from related party credit facility - Jano Holdings                 --          4,332,379
        Payments on related party credit facility - Jano Holdings           (1,653,395)        (2,832,379)
        Proceeds from issuance of common stock                              20,580,488         20,805,488
        Financing fees on merger shares issued                                      --           (425,000)
        Advances to related party -Electronic Game Card                             --            110,596
        Repayments to related party - Electronic Game card                     (10,596)          (110,596)
                                                                          ------------       ------------
Net cash from financing activities                                          18,916,497         21,880,488
                                                                          ------------       ------------

                                                                          ------------       ------------
Effect of exchange rates on cash and equivalents                              (155,018)          (135,190)
                                                                          ------------       ------------

                                                                          ------------       ------------
Net increase in cash and equivalents                                        12,380,820         13,390,250
                                                                          ------------       ------------

Cash and equivalents
       Beginning of period                                                   1,009,430                 --
                                                                          ------------       ------------
       End of period                                                      $ 13,390,250       $ 13,390,250
                                                                          ============       ============

Supplemental disclosure of cash activities
     Cashpaidforinterestandincometaxes                                    $         --       $         --
                                                                          ============       ============

     Conversionofamountsdueonrelatedpartycreditfacility
     tocommonstock                                                        $         --       $  1,500,000
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000, shares. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders. On October 5, 2004, the new Board of Directors approved (1) the issuance of 1,910,000 shares of common stock to ANI's shareholders (2) the change of the issuer's name to Advance Nanotech, Inc. and (3) a one for 100 reverse stock split that resulted in an aggregate of 19,552,778 post split shares outstanding, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 60% of the outstanding shares of Owlstone Limited ("Owlstone"), a research and development company, 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, 90% of Advance Nanotech (Singapore) Pte Ltd., and all the outstanding shares of the following inactive UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In management's opinion, all necessary adjustments, which consist primarily of normal recurring adjustments, to the financial statements have been made to present fairly the financial position and results of operations and cash flows. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal period ending December 31, 2005. The Company has previously filed with the SEC an annual report on Form 10-KSB which included audited financial statements as of December 31, 2004. It is suggested that the financial statements contained in this filing be read in conjunction with the statements and notes thereto contained in the Company's 10-KSB filing.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ANI and all its subsidiaries (the "Company"). Minority shareholders of Owlstone (40%), Nano Solutions (25%), Advance Nanotech (Singapore) Pte. Ltd. (10%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them. All significant inter-company accounts and transactions have been eliminated.

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

Fixed assets are stated at cost. Depreciation is provided at the following annual rates in order to write off each asset over the estimated useful lives, generally 3 years, as follows:

                 Asset                                     Rate
      -----------------------------           ----------------------------

      Plant and Machinery Equipment           25 % reducing balance method

      Office Equipment                        25 % reducing balance method

      Computers                               25 % reducing balance method

Maintenance and repairs are charged to operations; betterments are capitalized. Depreciation expense for the six months ended June 30, 2005 is $ 27,903.

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

SUBSEQUENT EVENT

On July 28, 2005, Advance Nanotech acquired 10.83 percent equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance Nanotech's Senior Vice President of Business Development, Stephanie Interbartolo, will assume a seat on Singular IDs Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Advance Nanotech will help Singular ID further develop and commercialize this technology.

NOTE 2 - OTHER CURRENT ASSETS

June 30, 2005, other current assets consist primarily of security deposits and miscellaneous other debtors.

NOTE 3 - COMMITMENTS

The Company signed a new five year lease on May 12, 2005 for its office facilities from Hines in New York for an aggregate monthly rent of approximately $15,168. The lease expires in September 2010. The company also has leased offices in Cambridge (UK) and Newcastle University (UK) with the leases expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 and $475 respectively. Rents incurred through June 30, 2005 approximated $ 153,985.

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

On December 13, 2004, NanoFED Limited entered into a $2 million development contract with the University of Bristol, to further develop the existing technologies the University has generated in the area of field emission displays. Payments are due quarterly through December 2006.

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

On January 14, 2005, the Company signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. The Company joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. The Company, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition, the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. The Company has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners. Payments are due each quarter through ending October 2009.

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

NOTE - 4 RELATED PARTY TRANSACTIONS

Jano Holdings (Jano). A shareholder of the Company, JMSCL Limited, is a subsidiary of Jano. As of June 30, 2005, the Company has no amounts outstanding under its $20 million line of credit facility agreement with Jano. If the facility is used by the Company it bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. In conjunction with the facility, the Company issued Jano warrants for 6,666,667 shares of common stock at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

NOTE 5 - STOCK TRANSACTIONS

In March 2005, the Company completed its private placement of 11,778,630 shares of its common stock for aggregate gross proceeds of $23,55;;300. Net proceeds from the transaction, after issuance costs and placement fees, were $20,805,610. "In connection with this transaction, the Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stuck purchased in the private placement resulting in an aggregate of 5,893,325 warrants ("Investor Warrants") being issued to investor at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent ("Agent Warrants") to purchase 984,866 shares of its common stock at $2.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4 2005, which is specifically incorporated herein by reference. The fair value of the Investor Warrants was estimated at $19,626,913 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 3 Years and volatility of 30%. The fair value of the Agent Warrants was estimated at $4,256,164 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 30%. The fair value of the Agent warrants was considered to be additional placement fees and has been offset against additional paid in capital.

On June 2, 2005 the Company filed a registration statement on SEC Form SB2 to register 26,305,374 shares of common stock. This total number includes 9,960,250 shares issued in a first private placement, 5,875,902 shares underlying warrants issued in conjunction with the first private placement, 1,818,400 shares issued in a second private placement, 998,290 shares underlying warrants issued in conjunction with a second private placement, and 7,652,532 additional shares with "piggy-back" registration rights. As of June 30, 2005 the registration statement has not been declared effective and is pending review and comment by the SEC.

On June 3, 2005 Advance Nanotech issued 250,000 shares of restricted common stock to Brockington Securities as compensation for its advisory services as a non-exclusive financial advisor, investment banker and placement agent to the Company.

On June 24, 2005 the Company changed its stock transfer agent. Following board approval, the company replaced former transfer agent, Executive Registrar & Transfer, with Computershare Trust Company, Inc. of 350 Indiana Street, Suite 800, Golden, CO 80401.

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

The following discussion should be read along with the un-audited financial information for the current period.

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

The Company actively sought portfolio expansion opportunities in the second quarter of 2005. The Company received information from multiple academic institutions and businesses regarding potential research collaborations and business transactions in all three sectors: electronics, biopharma, and materials. The potential projects are currently undergoing the Company's internal assessment process.

In the second quarter of 2005, the Company participated in a number of industry related conferences including: Hanover Fair 2005 (Hanover, Germany), World Nano-Economic Conference (Dublin, Ireland), EUSPEN 2005 (Montpellier, France), NSTI Nanotechnology Conference (Anaheim, CA), and Nanotrends 2005 (Munich, Germany). Additionally, the Company acted as a sponsor to the 2005 Milken Institute Global Conference. The Company's CEO, Magnus Gittins, was invited to speak at a number of the conferences. Conference participation served not only to increase industry awareness of Advance Nanotech but also allowed company representatives to make strategic contacts with potential research and business development partners.

In the second quarter of 2005, the Company completed the incorporation of Advance Nanotech (Singapore) Pte Limited, of which it owns 90% The Singaporean entity will be the vehicle for all acquisitions and portfolio additions throughout the South East Asian region.

On July 28, 2005, Advance Nanotech acquired 10.83 percent equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance Nanotech's Senior Vice-President of Business Development, Stephanie Interbartolo, will assume a seat on Singular IDs Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Advance Nanotech will help Singular ID further develop and commercialize this technology.

In July 2005, the Company welcomed three new Senior Vice Presidents to the management team. Each executive will be responsible for overseeing technology assessment and research project management in one of the nanotechnology sectors, electronics, biopharma, and materials, on which the Company is focused. The new employees include: Dr. Peter Gammel (electronics), Dr. Michael Helmus (biopharma), Dr. Fred Allen (materials).

Dr. Peter Gammel brings over 25 years experience in electronics. Prior to joining Advance Nanotech Dr. Gammel held the position of CTO of Agere Systems' Analog Products Business Unit where he was responsible for the advancement of the firm's analog product offerings. Dr. Gammel also served as the Director of Materials Physics Research at Lucent Technologies and in several leadership positions at AT&T Bell Laboratories. Before entering the corporate world, Dr. Gammel taught and conducted research at several leading universities, including Cornell University, M.I.T. and Washington University. He holds a PhD in physics from Cornell and two BS degrees from M.I.T., in Physics and Mathematics. Dr. Gammel is responsible for approximately 50 patent filings and over 200 publications through his work with Agere, Lucent, AT&T Bell Labs, Cornell University, and MIT.

Dr. Michael Helmus brings over 33 years of medical device research and development and business development for the improvement and development of the next generation implants, devices and tissue engineered constructs. Prior to joining Advance Nanotech Dr. Helmus was Vice President, Advanced Biomaterials for Boston Scientific Corporation where he directed a center that leverages biomaterials knowledge, expertise, and technology, evaluates and exploits, new material technologies. Dr. Helmus has also held leadership positions at other medical device companies including, Edwards Lifesciences, Heart Valve Therapy as Director R&D, Materials And Tissue Technology, Schneider Usa, Pfizer Inc., as Principal Research Scientist and St. Jude Medical, Inc. In the course of his career Dr. Helmus has filed 47 patents, authored 47 technical publications and written 29 technology and market assessments. Dr. Helmus retains an Adjunct Assistant Professorship at the Department of Biomedical Engineering, Worcester Polytechnic Inst. Biomaterials in the Design of Medical Devices.

Dr. Fred Allen provides over 18 years of experience from Engelhard Corporation, a leading materials company, where most recently he held the position of Manager, Technology Assessment & Characterization Section, Strategic Technologies Group. In this position Dr. Allen lead the Nanotechnology and Advanced Battery Materials programs with specific responsibilty for assessing technology and analyzing market opportunities. Dr. Allen brings business development and extensive technical problem solving experience. He has collaborated with others in R&D, sales, marketing, legal, manufacturing and safety, as well as external customers, regulators and scientists in academic, government, and commercial labs. Dr. Allen earned his Doctorate from Harvard University where he specialized in Mineralogy & Crystallography during which he held a National Science Foundation Graduate Fellowship. Dr. Allen has originated 10 patent filings, authored 10 publications and in 2004 founded the Greater Garden State Nanotechnology Alliance, an organization for which he remains as Chairman.

The Company relocated its corporate headquarters in May 2005. The new office is at 600 Lexington Ave on the 29th Floor in New York, New York, 10022.

SUBSIDIARIES

The Company currently has a wholly owned subsidiary Advance Nanotech Ltd (ANL). ANL owns 60% Owlstone Limited, 75% of Nano Solutions Limited, 55% of Bio-Nano Sensium Technologies Limited, and 100% of Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited, all of which are incorporated under the laws of England. The Company also owns 90% of Advance Nanotech (Sinapore) Pte Limited, which is incorporated under the laws of Singapore.

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

On May 11, 2005 the Company announced that Bio-Nano Sensium Technologies had filed for a patent on a new technology that will automatically bring imbedded biosensors into conformance with international frequency and operating requirements. Until now, patients with embedded or worn wireless biosensors had difficulty traveling internationally. Frequency and operating regulations differ from nation to nation, and the results of transmitting and receiving wireless signals on a prohibited spectrum range fro irritation to fatal consequences for the person using the biosensor. This technology will remove a significant barrier to the widespread use of wireless devices for medical applications.

On May 31, 2005 the Company announced that Bio-Nano Sensium Technologies had filed for a patent for it a simplified, more effective method for the calibration of wireless biosensors. This technology can greatly reduce the cost and complexity of programming wireless biosensors. Calibration is the procedure that ensures the accuracy of a sensor's data output. This new process will enable automatic biosensor calibration immediately upon insertion, eliminating the expense and inconvenience of off-line calibration procedures.

On July 5, 2005 the Company announced that Bio-Nano Sensium Technologies will deploy a limited beta test program of its wireless biosensor system. Under the terms of the program, beta-stage versions of Bio-Nano Sensium (BNS) system will be available to potential partners and customers for evaluation. The company's beta program serves a dual purpose. For prospective customers, the program offers the opportunity to evaluate a working model of the BNS system. For BNS and Advance Nanotech partners and system integrators, the beta program provides a working platform for obtaining configuration data, developing control and calibration algorithms for bio-nano sensors, and optimizing wireless operating protocols for specific applications. Full commercial deployment of the BNS system is planned for the second quarter of 2006.

Market Opportunity

Intechno Consulting of Basle Switzerland forecasts that the worldwide non-military sensor market will be $50.6 billion in 2008 with highest demand and growth in motor vehicles, process industries and at the right price points, in consumer applications. The report then goes on to say: "Sensors based on MEMS technologies and smart sensors are at the focus of current sensor development. MEMS technologies allow to miniaturize sensors and, at the same time, to integrate their sensor elements with microelectronic functions in minimal space. Only MEMS technologies make it possible to mass produce sensors more and more cost-effectively while improving their functionality and miniaturizing them. The greatest progress in innovation will happen when MEMS technologies overlap with smart technologies. The main goal of smart sensor development is to improve the reliability and durability of these sensors and make them more easily adaptable to new functions and conditions during the operating phase. In addition to self-diagnostic capabilities, smart sensors can have the functions of self-calibration and self-adaptation." This is an excellent outline of the functions of the "Sensium" as a smart MEMS based, adaptable (or reconfigurable) sensor. The "Sensium" however has even greater functionality as a result of its inherent wireless connectivity.

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

On June 28, 2005 the Company announced that Dr. Ashley Wilks is leaving Smiths Detection, a divison of Smiths Group PLC, to join Owlstone, where he will play a key role in helping the company further advance the development of nanofabricated threat detection technology. Prior to joining Owlstone Dr. Wilks worked in research and development for Smiths Detection, the world's leading provider of X-ray and trace detection equipment. At Smiths he worked with a team of scientists and engineers developing and testing applications for the detection of toxic gases. Before Smiths, Dr. Wilks was employed by UMIST Department of Instrumentation and Analytical Science and APS/Berk Pharmaceuticals.

Technology

Owlstone is shrinking the full functionality of chemical warfare agent detectors using emerging nanofabrication techniques. Owlstone has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. By first quarter 2006, Owlstone anticipate that they will be generating production level volumes of miniature chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. The device is the size of a dime and costs 100 times less than the current commercially successful products. It is a 'black box' system that can be directly embedded into current systems to extend their range of capabilities. It is small and inexpensive enough to be used in entirely new deployment scenarios. It has the capability to be flexibly updated with emerging chemical threats. Its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyser or an exhaust emissions controller.

Market Opportunity

Homeland security is a major focus for governments across the globe. Recent atrocities have highlighted a critical need to protect government and business infrastructures, physical assets and the lives of millions against increasingly unconventional acts of terrorism. There is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With systems costing upwards of several thousand dollars each, it is not viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that will allow us to drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today's fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of proven technology and the exploitation of emerging nanofabrication techniques. Owlstone's devices will act to displace existing systems as new deployment capabilities are exploited. It will become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. In-Stat MDR and Frost and Sullivan report the market for next generation chemical and biological sensors, including non-defense applications, will rise from $2.3bn in 2002 to nearly $4bn in 2007. Smiths Detection produce threat detection systems for military and domestic security applications. They reported revenues of (pound)150m in fiscal year 2003. An analysis that assumes Smiths maintain a similar market share during the growth phase of the entire chemical detection market yields an estimated market size of $635m in point detection. This is based on the assumption that systems will be deployed in a conventional sense. Owlstone sensors greatly expand the application opportunity horizon and the associated possibilities will lead to new markets and revenues.

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

FED features:

o     high brightness

o     high efficiency

o     a wide viewing angle

o     fast response time for video viewing

o     perfect color quality

FEDs capitalize on the well-established cathode-anode-phosphor technology built into full-sized CRTs and use this in combination with the dot matrix cellular construction of LCDs. Instead of using a single bulky tube, FEDs use tiny "mini tubes" for each pixel. This allows to be approximately the same size as an LCD screen. Since FEDs produce light only from the "on" pixels, power consumption is dependent on the display content. This is an improvement over LCDs, where all light is created by a backlight which is always on, regardless of the actual image on the screen. The LCD's backlight itself is a problem the FED doesn't have. Light from the backlight of an LCD passes through to the front of the display, through the liquid crystal matrix. It's transmissive, and the distance of the backlight to the front contributes to the narrow viewing angle. By contrast, an FED generates light from the front of the pixel, so the viewing angle is excellent, 160 degrees both vertically and horizontally.

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

NanoFED is producing an FED containing n-type nanodiamond. The lower fabrication cost and greatly increased performance of these devices will have a very significant impact upon the cost and performance of the next generation of electronic and opto electronic devices.

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

Technology

Following the so-called 'genomics revolution' it has become clear that a similar approach to measuring all of the proteins in a cell, along with their functional state, localization and time dependent changes will yield considerable insight into biological processes. Advanced Proteomics is developing a 'toolkit' of nanoparticles based reagents that can be used in proteomics. Proteomics is an enabling science for drug discovery, diagnostics markets and life sciences research. The worldwide proteomics market is projected to grow to more than $2.5bn by 2008 with a compound annual growth rate (CAGR) of more than 14% for the next five years, with some areas showing substantially greater growth rates (Select Biosciences report, October 2003). The Advanced Proteomics 'toolkit' will offer opportunities across the spectrum of the proteomics market, closing crucial gaps where existing methods are insufficient. It will provide a powerful technology for the development of future applications in this market.

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

NanoVindex Limited

Nanotechnologies have already begun to change the scale and methods of drug delivery and hold huge potential for future developments in this area. Nanotechnology can provide new formulations and routes for drug delivery that broaden their therapeutic potential enormously by allowing the delivery of new types of medicine to previously inaccessible sites in the body. Novel composites incorporating nanoparticles are particularly exciting for these applications. A key to gaining competitiveness within the market is to develop next generation composites which are extremely sensitive to a variety of environmental stimuli. NanoVindex aims to achieve this by utilizing expertise in rational peptide design to incorporate specific pH, enzymes and temperature triggers within the composites enabling a new level of control over the release of encapsulated drugs.

Technology

NanoVindex is seeking to develop a platform technology of nanoparticle-hydrogel composites for tailored drug delivery applications. The development shall leverage the research of Imperial College London in rational design of self-assembling peptide systems, control over the nanoscale organic/inorganic interface, and physiologically responsive bio-nano materials. Revenues to drug delivery companies were $1.3bn in 2002 and projected to increase to $6.7bn by 2012. With the focus evermore on emerging nanotechnologies and the improvements these may offer over more conventional systems, the market for new nanotechnologies in drug delivery is poised to be a multi-billion dollar arena. These technologies have the potential to revolutionize the pharmaceutical industry.

Nano Diagnostics Limited

Strokes are the third leading cause of death in most developed countries, as well as a leading cause of long term disability. Healthcare providers are recognizing the critical nature of the first few hours after the onset of a stroke. Thrombolytic therapy can be beneficial to patients suffering from ischaemic strokes but may have catastrophic consequences for patients with haemorrhagic stroke. There is therefore a need to differentiate between ischaemic and haemorrhagic stroke at the earliest possible time. Currently X-ray CT or magnetic resonance imaging is used for diagnosis but require the patient to reach a hospital facility delaying the imperative diagnosis.

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

Technology

In many forms of blindness there is a pathogical loss of the specialized light sensitive photoreceptors, however even in very advanced cases the output neurones that project to the visual areas of the brain remain intact and functional. We are endeavoring to develop a proprietary technology for retinal prostheses, combining expertise in ultra-low power imaging systems and molecular medicine. Our research is investigating the possibility of using optically active nanospheres to stimulate electrical responses in nerve cells. Unlike other prosthetic retina proposals, this device will make use of the intelligent circuitry that exists in the human retina. Visus Nanotech's production of an optically coupled retinal prosthetic device could represent a paradigm shift in the potential restoration of functional vision in a large population of the blind.

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

Nano Composites Limited

There is enormous interest in nanocomposites for a wide range of functional applications ranging from automotive components, to food packaging, and biomedical implants. Recently particular attention has been paid to the potential of carbon nano tubes to enhance the properties of polymers. Although carbon nano tubes are remarkable, other, inorganic nano tubes are just beginning to attract attention. The basic properties of plastics are frequently enhanced with a wide range of inorganic fillers, such as calcium carbonate, silica, clays, carbon blacks, and titania to name a few. Such materials are used on a massive scale; for example, annual production of carbon black is around 9m tonnes, whilst $2billon worth of titania is used in the polymer industry alone. In many ways, such applications represent the earliest examples of nanotechnology, pre-dating the term itself. Recently, however, new high-tech nanocomposites have appeared based on nanoclays and carbon nano tubes. The interest in nanocomposites has been driven by the development of new syntheses and processing techniques that produce well-defined nanoparticles. Such particles have valuable intrinsic properties as a result of their small size, and can influence the behaviour of the matrix around them due to their surface area. Individual carbon nano tubes have been shown to have axial stiffness similar to that of diamond, and the highest strength of any known material; they also provide electrical conductivity, have very high thermal conductivity, and can survive extreme distortions. Such properties have stimulated a race to create nanocomposites which incorporate carbon nano tubes. However, the recognition of carbon nano tubes suggests that other, inorganic nano tubes will provide rich possibilities.

Technology

We are aiming to develop synthesis and processing techniques for titanium oxide nanotube and nanorod composites. Titania nanocomposites could have excellent and unique potential, yielding major performance improvements in commercially relevant systems. The performance improvements could include lighter weight, longer life span/service life, increased resistance to corrosion, reduced need for lubricants, and increased temperature resistance. Improved nanocomposites based on titania nanotubes could have wide-ranging applications in the automotive, aerospace, construction, medical, and oil/oil servicing industries

The technology will be easily translated into devices for use as, for example:
All white, 'nanofibre'-reinforced polymer, fibres and polymer cements for dental applications; Nanotube-reinforced, insulating polymer foams for printed circuit board applications, allowing foaming of otherwise unprocessible high temperature systems; Biocompatible/bioactive reinforcement for tissue scaffolds with potential for drug delivery; Unidirectionally oriented nano tubereinforced polymer films as UV-polarizers.

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

Driven by global competition and pollution prevention targets, manufacturers are seeking new process technologies, including separations, as a means of enhancing product performance, reducing costs, and eliminating pollution at the source. Traditional separation methods have been optimized to the limit, yet cannot achieve the purity or efficiency levels needed to make many emerging products. The chemical process industry typically relies on distillation, which entails high energy costs and is not suitable for many specialty chemicals applications. Similarly, the biochemical process industry needs new separation methods for making ultrapure chemical intermediates, alternative fuels from renewable resources, biodegradable packaging, and other products. Breakthrough separations platforms are needed that can rapidly, reliably, and cost effectively make fine distinctions among similar molecules, thereby enabling either the separation of materials with similar physical properties or the concentration and removal of impurities from dilute industrial process streams. To achieve industry acceptance, the new technologies also need to offer significant cost savings through the elimination of waste or by-products,

Technology

Intelligent Materials is working to develop a molecular-selective membrane. Existing selective membranes use zeolites and similar. These have holes of desired size, but the holes are not straight. Thus the molecular diffusion rates through these sieves are slow and inefficient. Intelligent Materials is developing a structurally consistent membrane, resulting in a customizable membrane for a specific application with superior performance. Users of specialty-separation and high-volume separation methods together represent approximately $1.2trillion in product shipments. Approximately 50 U.S. companies are involved in the $2.5billion worldwide market for membrane materials and modules. There are multiple uses for membranes, in water desalination, and in petroleum refining, where 10 percent of petroleum is used to supply the energy for distillation and fractionation. New industries could be created around novel or improved products, such as food additives, specialty plastics, non-toxic antifreeze, and low-cost composites. The membrane technologies also could be exported for use in both industrial and consumer applications and the $150billion worldwide market for water-and air-pollution control technologies.

Inovus Materials Limited

Inovus is using carbon nanotubes for novel applications in liquid crystal displays and holography.

Carbon nano tubes, long, thin cylinders of carbon, were discovered in 1991.They are large macromolecules that are unique for their size, shape, and remarkable physical properties. Nano tubes are on the order of only a few nanometers wide (one ten-thousandth the width of a human hair), and their length can be millions of times greater than their width. They can be thought of as a sheet of graphite (a hexagonal lattice of carbon) rolled into a cylinder. Just a nanometer across, the cylinder can be tens of microns long, and each end is "capped" with half of a fullerene molecule. Single-wall nano tubes can be thought of as the fundamental cylindrical structure, and these form the building blocks of both multi-wall nano tubes and the ordered arrays of singlewall nano tubes called ropes. These intriguing structures have sparked much excitement in the recent years and a large amount of research has been dedicated to their understanding. Nano tubes have a very broad range of electronic, thermal, and structural properties that change depending on the different kinds of nano tube (defined by its diameter, length, and chirality, or twist). Besides having a single cylindrical wall (SWNTs), nano tubes can have multiple walls MWNTs) - cylinders inside the other cylinders. Carbon nanotubes are an example of true nanotechnology: only a nanometer in diameter, but molecules that can be manipulated chemically and physically. They open incredible applications in materials, electronics, chemical processing and energy management.

Technology

Inovus Materials is exploiting the benefits of carbon nano tubes to greatly improve the viewing experience of liquid crystal displays and for new applications in holography. Liquid Crystal (LC) Displays act by rotating the polarization of light by using liquid crystals. However, their contrast ratio could be improved. Inovus is using CNTs to increased the contrast and lower drive voltage to greatly improve the viewing experience of liquid crystal displays.

The light-induced photorefractive coefficient is defined as the small, self-induced change in refractive index due to the electrical field of light passing through it polarizing its atoms or molecules. It gives rise to an optical non-linearity. The coefficient is usually extremely small because the electrical field associated with light, except in a very intense laser beam, is very small compared to that needed to move atoms about. However, a special type of liquid crystals, orientational photo-refractive liquid crystals, have a 10,000 times higher light-induced photorefractive coefficient. This is because molecules in the LC are more susceptible to orientation. Inovus Materials is developing supranonlinearities for a range of new applications, such as holography, optical storage and image processing, as lowcost alternatives to conventional liquidcrystal spatial light modulators. These are highly promising materials for novel optically addressed spatial light modulators (OASLMs) based on photorefractive orientational effects.

Exiguus Technologies Limited

Electronic devices that the semiconductor industry believes it will be building in the near future are too small to be built using standard lithography techniques. Considering, for more than 30 years, the economics of the semiconductor industry has been centered around Moore's Law, the idea that the number of transistors on a chip will double every 18 months, research teams and commercial firms are driven to find betters ways of making nanodevices. Nanoelectronics encompass both new silicon-based manufacturing processes and entirely new approaches involving nano tubes, nanowires, polymers and organic molecules. The potential revenues from new electronics manufacturing and materials processes are huge, as they must be widely adopted by the semiconductor industry if it is to continue on the same growth path. Researchers today are looking at carbon-based compounds for new and simpler ways to make integrated circuits, often called "organic" or "plastic" transistors. Research into organic transistors may lead to new uses of these promising devices. What could organic transistors be used for? Lightweight and flexible plastic chips could usher in new generations of smart cards, toys, appliances, and many other things that might not be physically or commercially viable using today's silicon-based technology. In addition to being highly flexible and lightweight, plastic transistors hold the promise of tremendously reducing production costs.

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

Microfluidics is the science of designing, manufacturing, and formulating devices and processes that deal with volumes of fluid on the order of nanoliters or picoliters. The devices themselves have dimensions ranging from millimeters down to micrometers. Microfluidics hardware requires construction and design that differs from macroscale hardware. It is not generally possible to scale conventional devices down and then expect them to work in microfluidics applications. When the dimensions of a device or system reach a certain size as the scale becomes smaller, the particles of fluid, or particles suspended in the fluid, become comparable in size with the apparatus itself. This dramatically alters system behavior. Capillary action changes the way in which fluids pass through microscale-diameter tubes, as compared with macroscale channels. Microfluidic systems have diverse and widespread potential applications. Some examples of systems and processes which could use micro fluidics include inkjet printers, blood-cell-separation equipment, biochemical assays, chemical synthesis, genetic analysis, drug screening, electrochromatography, surface micromachining, laser ablation, and mechanical micromilling.

Technology

For microfluidics, 'lab-on-chip' applications, Exiguus is developing materials which allow the transport of liquids cleanly and without friction. Exiguus is tailoring the properties of the CNT/superhydrophobic coatings, in the production of microfluidic components such as one-way valves and muscle-vein pumps.

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

RESULTS OF OPERATIONS

During the quarter ended June 30, 2005, the Company worked to further the development of licensed product candidates and on researching further license opportunities. General and Administration expenses were incurred primarily for consulting fees for accounting, regulatory, licensing and patent advice.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to June 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

1)    2005-04-15 8-K

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


/s/ Magnus Gittins
------------------------
Magnus Gittins
Chief Executive Officer

Date: August xx, 2005