Form 10QSB/A
period 2005-03-31
Advance Nanotech, Inc.
filed 2005-08-24
CIK 354699

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

Yes |_| No |X|

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2005

                                     ASSETS

Current assets
  Cash and cash equivalents                                      $ 14,423,335
  Prepaid licensing fees                                              783,778
  Prepaids                                                            300,949
  Loans receivable from related parties                               356,187
  Other current assets                                              1,175,454
                                                                 ------------
              Total current assets                                 17,039,702

Office equipment, net                                                 197,295
                                                                 ------------

                                                                 $ 17,236,997
                                                                 ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $    723,456
  Accrued expenses                                                    397,498
  Advances from related party                                           7,516
  Credit facility with related party - Jano Holdings                       --
                                                                 ------------
              Total liabilities                                     1,128,470
                                                                 ------------

Stockholders' equity
 Common stock; $0.001 par value; shares
   authorized 100,000,000; issued and
   outstanding 32,831,428                                              32,833
 Additional paid in capital                                        (2,035,300)
 Warrant Valuation                                                 23,883,077
 Accumulated other comprehensive income                                10,615
 Deficit accumulated during development stage                      (5,782,699)

              Total stockholders' equity
                                                                 ------------
                                                                   16,108,526
                                                                 ------------

                                                                 $ 17,236,997
                                                                 ============

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

                                                                           From inception
                                                         Three months     (August 17, 2004)
                                                           ending                to
                                                       March 31, 2005      March 31, 2005
                                                       --------------      --------------
Costs and expenses
  Research and development                               $ 2,934,606        $ 3,670,014
  General and administrative                               1,281,687          2,133,618
                                                         -----------        -----------

             Loss from operations                         (4,216,293)        (5,803,632)

Interest income                                               19,453             20,933
                                                         -----------        -----------

             Net loss                                    $(4,196,840)       $(5,782,699)

Foreign currency translation adjustment                       (9,213)            10,615
                                                         -----------        -----------

             Comprehensive loss                          $(4,205,053)       $(5,772,084)
                                                         ===========        ===========

             Net loss per share- basic and diluted       $      (.16)                --
                                                         ===========        ===========

Weighted average shares outstanding -
  basic and diluted                                       26,998,353                 --
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

                                                                                           Deficit     Accumulated
                                                     Additional                          Accumulated      Other           Total
                                  Common Stock         Paid in     Warrant     Warrant     During     Comprehensive   Stockholders'
                                Shares      Amount     Capital     Shares     Valuation  Development     Income           Equity
Initial capitalization            200,000       200         -200                                    0              0               0

Acquisition shares, net of     19,352,778    19,354     -444,354                                    0              0        -425,000
financing costs

Shares issued at $1/sh          1,500,000     1,500    1,498,500                                    0              0       1,500,000

Shares issued for cash            112,500       113      224,887                                    0              0         225,000

Net loss to Dec 31,2004                 0         0            0                           -1,585,859              0      -1,585,859

Foreign currency transaltion            0         0            0                                    0         19,828          19,828

                                                                                                                                   0
Balance, Dec 31, 2004          21,165,278    21,167    1,278,833          0            0   -1,585,859         19,828        -266,032

Shares issued for cash         11,666,150    11,666   20,568,944                                                          20,580,610

Common Stock Warrants                                -19,626,913  5,889,326   19,626,913                                           0

Placement Agent Warrants                              -4,256,164    984,866    4,256,164                                           0

Net loss for 3 months ended                                                                -4,196,840                     -4,196,840
March 31, 2005

Foreign currency transaltion                                                                                  -9,213          -9,213

Balance as at March, 31, 2005  32,831,428    32,833   -2,035,300  6,874,192   23,883,077   -5,782,699         10,615      16,108,526

(1) All shares issued reflect a 100 to 1 reverse split effective October 5, 2004.

The accompanying notes are an integral part of these financial statements

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               From inception
                                                                           Three months      (August 17, 2004)
                                                                              ending                to
                                                                          March 31, 2005       March 31, 2005
                                                                          --------------       ------------
Cash flows from operating activities
    Net loss                                                               $ (4,196,711)       $ (5,782,570)
    Adjustments to reconcile net loss to cash flows
    used in operating activities
       Depreciation                                                              12,430              18,920
   Changes in operating assets and liabilities
       Decrease (increase) in prepaid licensing fees                             71,769            (783,778)
       Increase in prepaids                                                    (300,949)           (300,949)
       Increase in other assets                                              (1,109,166)         (1,175,454)
       Increase in loans receivable from related parties                       (356,187)           (356,187)
       Increase in accounts payable                                             538,604             723,451
       (Decrease) increase in accrued expenses                                   (1,753)            397,498
                                                                           ------------        ------------
Net cash used in operating activities                                        (5,341,963)         (7,259,069)
                                                                           ------------        ------------

                                                                           ------------        ------------
Cash flows from investing activities - equipment acquisition                   (158,932)           (216,215)
                                                                           ------------        ------------

Cash flows from financing activities
        Proceeds from related party credit facility - Jano Holdings                  --           4,332,379
        Payments on related party credit facility - Jano Holdings            (1,653,395)         (2,832,379)
        Proceeds from issuance of common stock and warrant                   20,580,488          20,805,488
        Financing fees on merger shares issued                                       --            (425,000)
        Advances to related party -Electronic Game Card                              --             110,596
        Repayments to related party - Electronic Game card                       (3,080)           (103,080)
                                                                           ------------        ------------
Net cash from financing activities                                           18,924,013          21,888,004
                                                                           ------------        ------------

                                                                           ------------        ------------
Effect of exchange rates on cash and  equivalents                                (9,213)             10,615
                                                                           ------------        ------------

                                                                           ------------        ------------
Net increase in cash and equivalents                                         13,413,905          14,423,335
                                                                           ------------        ------------

Cash and equivalents
       Beginning of period                                                    1,009,430                  --
                                                                           ------------        ------------
       End of period                                                       $ 14,423,335        $ 14,423,335
                                                                           ============        ============

Supplemental disclosure of cash activities
      Cash paid for interest and income taxes                              $         --        $         --
                                                                           ============        ============

      Conversion of amounts due on related party credit
         facility to common stock                                          $         --        $  1,500,000
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

The aggregate fair value of the Investor Warrants issued in both private placements was estimated at $19,626,913 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 3 Years and volatility of 30%. The aggregate fair value of the Agent Warrants issued in both private placements was estimated at $4,256,164 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 30%. The fair value of the Agent warrants was considered to be additional placement fees and has been offset against additional paid in capital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13s-15(3) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.) Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Finanical Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

                                       Date: August 24, 2005