Form 10QSB/A
period 2005-03-31
Advance Nanotech, Inc.
filed 2005-10-26
CIK 354699

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

                            (ARTWORK AND BEYOND, INC)
                                  (Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Number of shares of Common Stock outstanding as of October 25, 2005: 33,096,401

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2005

                                     ASSETS

Current assets
  Cash and cash equivalents                                         $14,423,335
  Prepaid licensing fees                                                783,778
  Prepayments                                                           300,948
  Loans receivable from related parties                                 356,187
  Other current assets                                                1,175,454
                                                                    -----------
     Total current assets
                                                                     17,039,701

Office equipment, net                                                   197,295
                                                                    -----------

                                                                    $17,236,996
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                  $   723,456
  Accrued expenses                                                      397,498
  Advances from related party                                             7,516
  Credit facility with related party - Jano Holdings                         --
                                                                    -----------
     Total current liabilities
                                                                      1,128,470
Other liabilities
  Common stock warrants                                              23,883,077
                                                                    -----------

                 Total liabilities                                   25,011,547

Stockholders' deficit
Common stock; $0.001 par value; shares authorized
  100,000,000;
     Shares issued and outstanding 32,831,428                            32,833
  Additional paid in capital                                          1,042,167
  Accumulated other comprehensive income                                 10,615
 Deficit accumulated during development stage                        (8,860,166)
                                                                   ------------
     Total stockholders' deficit                                     (7,774,551)
                                                                   ------------

     Total liabilities and stockholders' deficit                   $ 17,236,996
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

                                                                 From inception
                                                January 2005   (August 17, 2004)
                                                    to                 to
                                              March 31, 2005     March 31, 2005
                                              --------------     --------------
Costs and expenses
  Research and development                        $  2,934,606     $  3,670,013

  General and administrative                         1,281,687        2,133,618
                                                  ------------     ------------
    Loss from operations                            (4,216,293)      (5,803,632)
Other Income/(Expense)
  Interest income                                       19,453           20,934
  Fair value of warrant liability                   (3,077,467)      (3,077,467)
                                                  ------------     ------------
    Net loss                                      $ (7,274,307)    $ (8,860,165)
 Foreign currency translation adjustment                (9,213)          10,615
                                                  ------------     ------------
    Comprehensive loss                            $ (7,283,521)    $ (8,849,551)
                                                  ============     ============
    Net loss per share- basic and diluted         $      (0.27)    $         --
                                                  ============     ============
    Weighted average shares outstanding -
      basic and diluted                             26,998,353
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
   FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND FOR THE PERIOD FROM INCEPTION
                       (AUGUST 17, 2004) TO MARCH 31, 2005
                                   (Unaudited)


                                                                                           DEFICIT      ACCUMULATED
                                                               ADDITIONAL                ACCUMULATED       OTHER      TOTAL
                                           COMMON STOCK         PAID IN        WARRANT     DURING      COMPREHENSIVE  STOCKHOLDERS'
                                         SHARES      AMOUNT     CAPITAL        SHARES    DEVELOPMENT       INCOME     DEFICIT
                                         ------      ------     -------        ------    -----------       ------     -------
Initial capitalization                    200,000          200         -200                        0            0             0

Acquisition shares, net of financing
costs                                  19,352,778       19,354     -444,354                        0            0   -425,000

Shares issued at $1/sh                  1,500,000        1,500    1,498,500                        0            0     1,500,000

Shares issued for cash                    112,500          113      224,887                        0            0       225,000

Net loss to Dec 31,2004                         0            0            0               -1,585,859            0   -1,585,859

Foreign currency transaltion                    0            0            0                        0       19,828        19,828
                                       ----------   ----------   ----------   ---------   ----------   ----------   -----------

Balance, Dec 31, 2004                  21,165,278       21,167    1,278,833           0   -1,585,859       19,828   -266,032
                                       ==========   ==========   ==========   =========   ==========   ==========   ===========
Shares issued for cash                 11,666,150       11,666   20,568,944                                          20,580,610

Common Stock Warrants                                            -19,626,913  5,889,326                             -19,626,913

Placement Agent Warrants                                         -4,256,164     984,866                             -4,256,164

Fair value of warrant liability                                   3,077,467                                           3,077,467

Net loss for 3 months ended                                                               -7,274,307                -7,274,307
March 31, 2005

Foreign currency transaltion                                                                               -9,213   -9,213

                                       ----------   ----------   ----------   ---------   ----------   ----------   -----------
Balance as at March,31 , 2005          32,831,428       32,833    1,042,167   6,874,192   -8,860,166       10,615   -7,774,552
                                       ==========   ==========   ==========   =========   ==========   ==========   ===========

----------
(1) All shares issued reflect a 100 to 1 reverse split effective October 5, 2004.

   The accompanying notes are an integral part of these financial statements

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                      From inception
                                                                      Three months   (August 17, 2004)
                                                                         ending             to
                                                                     March 31, 2005   March 31, 2005
                                                                     --------------   --------------
Cash flows from operating activities

    Net loss                                                          $ (7,274,307)   $ (8,860,166)
    Adjustments to reconcile net loss to cash flows
      from operating activities

       Depreciation                                                         12,437          18,927

       Fair value of warrant liability                                   3,077,467       3,077,467
    Changes in operating assets and liabilities

       Decrease (increase) in prepaid licensing fees                        71,769        (783,778)

       Increase in prepaids                                               (300,949)       (300,949)

       Increase in other assets                                         (1,109,166)     (1,175,454)

       Increase in loans receivable from related parties                  (356,187)       (356,187)

       Increase in accounts payable                                        538,604         723,451

       (Decrease) increase in accrued expenses                              (1,753)        397,498
                                                                      ------------    ------------

Net cash used in operating activities                                   (5,342,085)     (7,259,191)
                                                                      ------------    ------------


Cash flows from investing activities - equipment acquisition              (158,932)       (216,215)
                                                                      ------------    ------------

Cash flows from financing activities

        Proceeds from related party credit facility - Jano Holdings             --       4,332,379

        Payments on credit facility - Jano Holdings                     (1,653,395)     (2,832,379)

        Proceeds from issuance of common stock and warrants             20,580,610      20,805,610

        Financing Fees on merger shares issued                                  --        (425,000)

        Advances from related party -Electronic Game Card                       --         110,596

        Repayments to related party - Electronic Game card                  (3,080)       (103,080)


Net cash from financing activities                                      18,924,135      21,888,126
                                                                      ------------    ------------


Effect of exchange rates on cash and  equivalents                           (9,213)         10,615
                                                                      ------------    ------------


Net increase in cash and equivalents                                    13,413,905      14,423,335
                                                                      ------------    ------------

Cash and equivalents

       Beginning of period                                               1,009,430
                                                                      ------------    ------------
       End of period                                                  $ 14,423,335    $ 14,423,335
                                                                      ============    ============

Supplemental disclosure of cash activities


              Cash paid for interest and income taxes                 $         --
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

Fixed assets are stated at cost. Depreciation is provided at the following annual rates in order to write off each asset over the estimated useful lives, generally 3 years, as follows:

           Asset                                     Rate
-----------------------------           ----------------------------

Plant and Machinery Equipment           25 % reducing balance method

Office Equipment                        25 % reducing balance method

Computers                               25 % reducing balance method

Maintenance and repairs are charged to operations; betterments are capitalized. Depreciation expense for the three months ended March 31, 2005 is $12,437.

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

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, the failure of the Company to file a Required Registration Statement prior to the Required Filing Date, or to cause either of the Effectiveness Actions to occur prior to the Required Effectiveness Date, shall be deemed to be a "Non-Registration Event". If a Non-Registration Event should occur, then for each thirty (30) day period during the pendency of such Non-Registration Event, the Company shall deliver to each Purchaser, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the aggregate Purchase Price (as such term is defined in the Securities Purchase Agreement) paid by such Purchaser for Securities (as such term is defined in the Securities Purchase Agreement). The Company, at its sole discretion, shall pay the Non-Registration Event Penalty Payment in cash or in shares of its Common Stock.

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability, net of accrued late registration cost, will be reclassified to equity as additional paid-in capital on the date that the registration statement is effective, which is the date the potential for a penalty ceases.
The fair value of the Investor Warrants was estimated at $19,626,913 for the period ending March 31, 2005 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 3 Years and volatility of 30%. The fair value of the Agent Warrants was estimated at $4,256,164 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 30%. The difference between the fair value of the warrants (Investor & Agent warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations.

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

OVERVIEW

The Company spect 0 0 ializes in the acquisition and commercialization of nanotechnology. The Company's interests are focused in three nanotechnology areas, namely: electronics, biopharma and materials.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 Exhibit No.    Description
 -----------    -----------

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

Date: October 25, 2005