Form 10QSB/A
period 2005-06-30
Advance Nanotech, Inc.
filed 2005-10-26
CIK 354699

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

600 Lexington Avenue, 29th Floor, New York, NY, 10022
-----------------------------------------------------
(Address of principal executive offices)

Issuer's telephone number, including area code:                    (212)583 0080
                                                                   -------------

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
                                                                   ------------

                                                                   $ 15,657,690
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                 $    865,331
  Accrued expenses                                                      975,537
                                                                   ------------
     Total Current Liabilities                                        1,840,868

Other liabilities
  Common stock warrants                                              17,472,270
                                                                   ------------

     Total liabilities                                               19,313,137

Stockholders' deficit
Common stock; $0.001 par value; shares authorized 100,000,000;
   Shares issued and outstanding 33,081,428                              33,083
Additional paid in capital                                            3,141,917
Accumulated other comprehensive income                                 (135,190)
Deficit accumulated during development stage                         (6,695,257)
                                                                   ------------

     Total stockholders' deficit                                     (3,655,447)
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

                                                                                                    From inception
                                                        Three months          Six months           (August 17, 2004)
                                                           ending               ending                   to
                                                       June 30, 2005        June 30, 2005           June 30, 2005
                                                      ----------------     ----------------        ----------------
Costs and expenses

  Research and development                                   1,718,098     $      4,652,705        $      5,388,111
  General and administrative                                 1,703,851            2,985,538        $      3,837,469
                                                      ----------------     ----------------        ----------------

         Loss from operations                               (3,421,949)          (7,638,243)             (9,225,580)

Other Income/(Expense)

  Interest income                                               68,919               88,373                  89,852

  Fair value of warrant liability                            6,410,807            3,333,340               3,333,340
                                                      ----------------     ----------------        ----------------

         Net Gain / (Loss)                            $      3,057,776     $     (4,216,530) #     $     (5,802,388)

 Foreign currency translation adjustment                      (145,805)            (155,018)               (135,190)
                                                      ----------------     ----------------        ----------------

         Comprehensive Gain / (Loss)                  $      2,911,970     $     (4,371,549) #     $     (5,937,578)
                                                      ================     ================        ================

         Net loss per share- basic and diluted        $           0.09     $          (0.15) #     $             --
                                                      ================     ================        ================

         Weighted average shares outstanding                33,047,527           30,087,694                      --
         basic and diluted
                                                      ================     ================        ================

The accompanying notes are an integral part of these financial statements.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
    FOR THE SIX MONTHS ENDED June 30, 2005 AND FOR THE PERIOD FROM INCEPTION
                       (AUGUST 17, 2004) TO June 30, 2005
                                   (Unaudited)

                                                                                           Deficit     Accumulated
                                                               Additional                Accumulated     Other          Total
                                        Common Stock            Paid in       Warrant      During     Comprehensive  Stockholders'
                                    Shares        Amount        Capital        Shares    Development     Income        Deficit
                                  ---------------------------------------------------------------------------------------------
Initial capitalization               200,000           200           -200                          0           0              0

Acquisition shares, net of
financing costs                   19,352,778        19,354       -444,354                          0           0       -425,000

Shares issued at $1/sh             1,500,000         1,500      1,498,500                          0           0      1,500,000

Shares issued for cash               112,500           113        224,887                          0           0        225,000

Net loss to Dec 31,2004                    0             0              0                 -1,585,859           0     -1,585,859

Foreign currency transaltion               0             0              0                          0      19,828         19,828

                                  ---------------------------------------------------------------------------------------------

Balance, Dec 31, 2004             21,165,278        21,167      1,278,833            0    -1,585,859      19,828       -266,032
                                  =============================================================================================

Shares issued for cash            11,666,150        11,666     20,568,944                                            20,580,610

Common Stock Warrants                                         -19,626,913    5,889,326                              -19,626,913

Placement Agent Warrants                                       -4,256,164      984,866                               -4,256,164

Fair value of warrant liability                                 3,077,467                                             3,077,467

Net loss for 3 months ended                                                               -7,274,307                 -7,274,307
March 31, 2005

Foreign currency transaltion                                                                              -9,213         -9,213

                                  ---------------------------------------------------------------------------------------------

Balance as at March,31 , 2005     32,831,428        32,833      1,042,167    6,874,192    -8,860,166      10,615     -7,774,552
                                  =============================================================================================

Shares issued, net of financing
costs                                250,000           250      2,099,750                                             2,100,000

Accrued late registration cost                                                              -892,868                   -892,868

Net Loss for 3 months ended
June 30, 2005                                                                              3,057,776                  3,057,776

Foreign currency transaltion                                                                            -145,805       -145,805

                                  ---------------------------------------------------------------------------------------------

Balance as at June, 30, 2005      33,081,428        33,083      3,141,917    6,874,192    -6,695,257    -135,190     -3,655,448
                                  =============================================================================================

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

                                                                                                       From Inception
                                                                                   Six months         (August 17, 2004)
                                                                                     ending                  to
                                                                                  June 30, 2005         June 30, 2005
                                                                                 ----------------     ----------------
Cash flows from operating activities
    Net loss                                                                     $     (4,216,530)    $     (5,802,388)
    Adjustments to reconcile net loss to cash flows
    used in operating activities
       Depreciation                                                                        27,903               33,418
      Fair value of warrant liability                                                  (3,333,340)          (3,333,340)
       Common stock issued for services                                                 2,100,000            2,100,000
   Changes in operating assets and liabilities
       Decrease (increase) in prepaid licensing fees                                      749,515             (106,032)
       Increase in prepayments                                                         (1,590,746)          (1,590,746)
       Increase in other assets                                                          (155,168)            (221,456)
       Increase in loan receivable                                                       (120,074)            (120,074)
       Increase in accounts payable                                                       680,485              865,331
       (Decrease) increase in accrued expenses                                           (316,583)              82,669
                                                                                 ----------------     ----------------
Net cash used in operating activities                                                  (6,174,538)          (8,092,618)
                                                                                 ----------------     ----------------

                                                                                 ----------------     ----------------
Cash flows from investing activities - equipment acquisition                             (206,243)            (262,552)
                                                                                 ----------------     ----------------

Cash flows from financing activities - proceeds from credit facility
        Proceeds from related party credit facility - Jano Holdings                            --            4,332,379
        Payments on related party credit facility - Jano Holdings                      (1,653,395)          (2,832,379)
        Proceeds from issuance of common stock                                         20,580,610           20,805,610
        Financing fees on merger shares issued                                                 --             (425,000)
        Advances from related party -Electronic Game Card                                      --              110,596
        Repayments to related party - Electronic Game card                                (10,596)            (110,596)
                                                                                 ----------------     ----------------
Net cash from financing activities                                                     18,916,619           21,880,610
                                                                                 ----------------     ----------------

                                                                                 ----------------     ----------------
Effect of exchange rates on cash and  equivalents                                        (155,018)            (135,190)
                                                                                 ----------------     ----------------

                                                                                 ----------------     ----------------
Net increase in cash and equivalents                                                   12,380,820           13,390,250
                                                                                 ----------------     ----------------

Cash and equivalents
       Beginning of period                                                              1,009,430                   --
                                                                                 ----------------     ----------------
       End of period                                                             $     13,390,250     $     13,390,250
                                                                                 ================     ================

Supplemental disclosure of cash flow information:
               Cash paid for interest and income taxes                           $             --     $             --
                                                                                 ================     ================
               Conversion of amounts due on related party credit facility
               to common stock                                                   $             --     $      1,500,000
                                                                                 ================     ================

               Non-cash accrual for late registration cost                       $        892,868     $        892,868
                                                                                 ================     ================

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

NOTE 3 - COMMITMENTS

The Company signed a new five year lease on May 12, 2005 for its office facilities from Hines in New York for an aggregate monthly rent of approximately $15,168. The lease expires in September 2010. The company also has leased offices in Cambridge (UK) and Newcastle University (UK) with the leases expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 and $475 respectively. Rents incurred through June 30, 2005 approximated $153,985.

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

NOTE 5 - STOCK TRANSACTIONS

In March 2005, the Company completed its private placement of 11,778,650 shares of its common stock for aggregate gross proceeds of $23,557,300. Net proceeds from the transaction, after issuance costs and placement fees, were $20,805,610. "In connection with this transaction, the Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stuck purchased in the private placement resulting in an aggregate of 5,889,325 warrants ("Investor Warrants") being issued to investor at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent ("Agent Warrants") to purchase 984,866 shares of its common stock at $2.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, and as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference.

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

The fair value of the Investor Warrants was estimated at $19,626,913 for the period ending March 31, 2005 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 3 Years and volatility of 30%. The fair value of the Agent Warrants was estimated at $4,256,164 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 30%. The difference between the fair value of the warrants (Investor & Agent warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The liability was then re-measured at June 30, 2005 and estimated to be $17,472,270, coinciding with the decrease in the market value of the company's common stock. The change in fair value of the warrants of $6,410,807 from March 31, 2005 to June 30, 2005 was recorded as non-operating income in the Company's statement of operations, and included in "fair value of warrant liability".

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

                                        Date: October 26, 2005