Form 10QSB/A
period 2005-06-30
Advance Nanotech, Inc.
filed 2005-10-28
CIK 354699

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

                                                                                                    From inception
                                                        Three months          Six months           (August 17, 2004)
                                                           ending               ending                   to
                                                       June 30, 2005        June 30, 2005           June 30, 2005
                                                      ----------------     ----------------        ----------------
Costs and expenses

  Research and development                                   1,718,098     $      4,652,705        $      5,388,111
  General and administrative                                 1,703,851            2,985,538        $      3,837,469
                                                      ----------------     ----------------        ----------------

         Loss from operations                               (3,421,949)          (7,638,243)             (9,225,580)

Other Income/(Expense)

  Interest income                                               68,919               88,373                  89,852

  Accrued late registration cost                             (892,868)             (892,868)               (892,868)

  Fair value of warrant liability                            6,410,807            3,333,340               3,333,340
                                                      ----------------     ----------------        ----------------

         Net Gain / (Loss)                            $      2,164,908     $     (5,109,398) #     $     (6,695,256)

 Foreign currency translation adjustment                      (145,805)            (155,018)               (135,190)
                                                      ----------------     ----------------        ----------------

         Comprehensive Gain / (Loss)                  $      2,019,102     $     (5,264,417) #     $     (6,830,446)
                                                      ================     ================        ================

         Net loss per share- basic and diluted        $           0.06     $          (0.17) #     $             --
                                                      ================     ================        ================

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

                                                                                           Deficit     Accumulated
                                                               Additional                Accumulated     Other          Total
                                        Common Stock            Paid in       Warrant      During     Comprehensive  Stockholders'
                                    Shares        Amount        Capital        Shares    Development     Income        Deficit
                                  ---------------------------------------------------------------------------------------------
Initial capitalization               200,000           200           -200                          0           0              0

Acquisition shares, net of
financing costs                   19,352,778        19,354       -444,354                          0           0       -425,000

Shares issued at $1/sh             1,500,000         1,500      1,498,500                          0           0      1,500,000

Shares issued for cash               112,500           113        224,887                          0           0        225,000

Net loss to Dec 31,2004                    0             0              0                 -1,585,859           0     -1,585,859

Foreign currency transaltion               0             0              0                          0      19,828         19,828

                                  ---------------------------------------------------------------------------------------------

Balance, Dec 31, 2004             21,165,278        21,167      1,278,833            0    -1,585,859      19,828       -266,032
                                  =============================================================================================

Shares issued for cash            11,666,150        11,666     20,568,944                                            20,580,610

Common Stock Warrants                                         -19,626,913    5,889,326                              -19,626,913

Placement Agent Warrants                                       -4,256,164      984,866                               -4,256,164

Fair value of warrant liability                                 3,077,467                                             3,077,467

Net loss for 3 months ended                                                               -7,274,307                 -7,274,307
March 31, 2005

Foreign currency transaltion                                                                              -9,213         -9,213

                                  ---------------------------------------------------------------------------------------------

Balance as at March,31 , 2005     32,831,428        32,833      1,042,167    6,874,192    -8,860,166      10,615     -7,774,552
                                  =============================================================================================

Shares issued, net of financing
costs                                250,000           250      2,099,750                                             2,100,000

Net Loss for 3 months ended
June 30, 2005                                                                              2,164,908                  2,164,908

Foreign currency transaltion                                                                            -145,805       -145,805

                                  ---------------------------------------------------------------------------------------------

Balance as at June, 30, 2005      33,081,428        33,083      3,141,917    6,874,192    -6,695,257    -135,190     -3,655,448
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

                                                                                                       From Inception
                                                                                   Six months         (August 17, 2004)
                                                                                     ending                  to
                                                                                  June 30, 2005         June 30, 2005
                                                                                 ----------------     ----------------
Cash flows from operating activities
    Net loss                                                                     $     (5,109,398)    $     (6,695,256)
    Adjustments to reconcile net loss to cash flows
    used in operating activities
       Depreciation                                                                        27,903               33,418
       Accrued late registration cost                                                     892,868              892,868
       Fair value of warrant liability                                                 (3,333,340)          (3,333,340)
       Common stock issued for services                                                 2,100,000            2,100,000
   Changes in operating assets and liabilities
       Decrease (increase) in prepaid licensing fees                                      749,515             (106,032)
       Increase in prepayments                                                         (1,590,746)          (1,590,746)
       Increase in other assets                                                          (155,168)            (221,456)
       Increase in loan receivable                                                       (120,074)            (120,074)
       Increase in accounts payable                                                       680,485              865,331
       (Decrease) increase in accrued expenses                                           (316,583)              82,669
                                                                                 ----------------     ----------------
Net cash used in operating activities                                                  (6,174,538)          (8,092,618)
                                                                                 ----------------     ----------------

                                                                                 ----------------     ----------------
Cash flows from investing activities - equipment acquisition                             (206,243)            (262,552)
                                                                                 ----------------     ----------------

Cash flows from financing activities - proceeds from credit facility
        Proceeds from related party credit facility - Jano Holdings                            --            4,332,379
        Payments on related party credit facility - Jano Holdings                      (1,653,395)          (2,832,379)
        Proceeds from issuance of common stock                                         20,580,610           20,805,610
        Financing fees on merger shares issued                                                 --             (425,000)
        Advances from related party -Electronic Game Card                                      --              110,596
        Repayments to related party - Electronic Game card                                (10,596)            (110,596)
                                                                                 ----------------     ----------------
Net cash from financing activities                                                     18,916,619           21,880,610
                                                                                 ----------------     ----------------

                                                                                 ----------------     ----------------
Effect of exchange rates on cash and  equivalents                                        (155,018)            (135,190)
                                                                                 ----------------     ----------------

                                                                                 ----------------     ----------------
Net increase in cash and equivalents                                                   12,380,820           13,390,250
                                                                                 ----------------     ----------------

Cash and equivalents
       Beginning of period                                                              1,009,430                   --
                                                                                 ----------------     ----------------
       End of period                                                             $     13,390,250     $     13,390,250
                                                                                 ================     ================

Supplemental disclosure of cash flow information:
               Cash paid for interest and income taxes                           $             --     $             --
                                                                                 ================     ================
               Conversion of amounts due on related party credit facility
               to common stock                                                   $             --     $      1,500,000
                                                                                 ================     ================

               Non-cash accrual for late registration cost                       $        892,868     $        892,868
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

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the fair value of the warrants was accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability will be reclassified to equity as additional paid-in capital on the date that the registration statement is effective, which is the date the potential for a penalty ceases.

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

                                        Date: October 27, 2005