Form 10QSB
period 2005-09-30
Advance Nanotech, Inc.
filed 2005-11-15
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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
                                                   -------------

                            (ARTWORK AND BEYOND, INC)
--------------------------------------------------------------------------------
                                  (Former Name)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Number of shares of Common Stock outstanding as of November 14, 2005 at 33,096,401.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2005

                                     ASSETS

Current assets
  Cash and cash equivalents                                          $10,045,237
  Prepaid licensing fees                                                  99,800
  Prepayments                                                            438,094
  Loans receivable                                                       244,418
  Other current assets                                                   767,210
                                                                     -----------
     Total current assets                                             11,594,759

Office equipment, net                                                    270,693
Unpatented Technology                                                     77,765
Investments                                                              183,632
                                                                     -----------
      Total assets                                                   $12,126,849
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                 $  1,028,947
  Accrued expenses                                                    2,188,764
                                                                   ------------
   Total Current Liabilities                                          3,217,711
Other liabilities
   Common stock warrants                                             22,689,888
                                                                   ------------

   Total liabilities                                                 25,907,599

Stockholders' deficit
Common stock; $0.001 par value; shares authorized 100,000,000;
   Shares issued and outstanding 33,096,401                              33,098
 Additional paid in capital                                           3,224,402
 Accumulated other comprehensive income                                (320,172)
 Deficit accumulated during development stage                       (16,718,078)
                                                                   ------------

   Total stockholders' deficit                                      (13,780,750)
                                                                   ------------

                                                                   $ 12,126,849
                                                                   ============

                             See accompanying notes

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND, INC.)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                                                   From inception
                                 Three months        Three months         Nine months         Nine months         (August 17, 2004)
                                   ending               ending               ending              ending                  to
                             September 30, 2005   September 30, 2004   September 30, 2005   September 30, 2004   September 30, 2005
                             ------------------   ------------------   ------------------   ------------------   ------------------
Costs and expenses

  Research and development            1,803,999              157,266   $        6,456,704              157,266   $        7,192,111

  General and
  administrative                      2,020,683              213,113            5,084,235              213,113   $        5,935,918
                             ------------------   ------------------   ------------------   ------------------   ------------------


       Loss from operations          (3,824,682)            (370,379)         (11,540,939)            (370,379)         (13,128,029)

Other Income/(Expense)

  Interest income                        63,111                 --                151,483                 --                152,964

  Accrued late registration
  cost                               (1,043,631)                --             (1,936,499)                --             (1,936,499)

  Fair value of warrant
  liability                          (5,217,618)                --             (1,884,278)                --             (1,884,278)
                             ------------------   ------------------   ------------------   ------------------   ------------------


       Net Gain / (Loss)     $      (10,022,820)            (370,379)  $      (15,210,232)            (370,379   $      (16,795,842)

 Foreign currency
translation adjustment                 (184,982)                 511             (340,000)                 511             (320,172)
                             ------------------   ------------------   ------------------   ------------------   ------------------

       Comprehensive Gain/
       (Loss)                $      (10,207,803)            (369,869)  $      (15,550,233)            (369,869   $      (17,116,014)
                             ==================   ==================   ==================   ==================   ==================


       Net loss per share-
       basic and diluted     $            (0.31)               (0.02)  $            (0.52)               (0.02                   $-
                             ==================   ==================   ==================   ==================   ==================

       Weighted average
       shares outstanding            33,047,527           20,000,000           30,087,694           20,000,000                 --
       basic and diluted
                             ==================   ==================   ==================   ==================   ==================


                             See accompanying notes

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM INCEPTION
                     (AUGUST 17, 2004) TO SEPTEMBER 30, 2005
                                   (Unaudited)


                                                                                         DEFICIT     ACCUMULATED
                                                                 ADDITIONAL            ACCUMULATED      OTHER          TOTAL
                                             COMMON STOCK        PAID IN      WARRANT     DURING    COMPREHENSIVE  STOCKHOLDERS'
                                          SHARES     AMOUNT      CAPITAL      SHARES   DEVELOPMENT     INCOME         DEFICIT
                                       -----------------------------------------------------------------------------------------
Initial capitalization                    200,000         200         -200                       0              0              0

Acquisition shares, net of financing
costs                                  19,352,751      19,354     -444,354                       0              0       -425,000

Shares issued at $1/share               1,500,000       1,500    1,498,500                       0              0      1,500,000

Shares issued for cash                    112,500         113      224,887                       0              0        225,000

Net loss to Dec 31,2004                         0           0            0              -1,585,859              0     -1,585,859

Foreign currency translation                    0           0            0                       0         19,828         19,828

                                       -----------------------------------------------------------------------------------------
Balance as of Dec 31, 2004             21,165,251      21,167    1,278,833          0   -1,585,859         19,828       -266,032
                                       =========================================================================================

Shares issued for cash                 11,666,150      11,666   20,568,944                                            20,580,610

Common Stock Warrants                                          -19,626,913  5,889,326                                -19,626,913

Placement Agent Warrants                                        -4,256,164    984,866                                 -4,256,164

Fair value of warrant liability                                  3,077,467                                             3,077,467

Net loss for 3 months ended                                                             -7,274,307                    -7,274,307
March 31, 2005

Foreign currency translation                                                                               -9,213         -9,213

                                       -----------------------------------------------------------------------------------------
Balance as of March 31 , 2005          32,831,401      32,833    1,042,167  6,874,192   -8,860,166         10,615     -7,774,552
                                       =========================================================================================

Shares issued, net of financing costs     250,000         250    2,099,750                                             2,100,000

Net Loss for 3 months ended
June 30, 2005                                                                            2,164,908                     2,164,908

Foreign currency translation                                                                             -145,805       -145,805


                                       -----------------------------------------------------------------------------------------
Balance as of June, 30, 2005           33,081,401      33,083    3,141,917  6,874,192   -6,695,258       -135,190     -3,655,448
                                       =========================================================================================

Shares issued, net of financing costs      15,000          15       82,485                                                82,500

Net Loss for 3 months ended
September 30, 2005                                                                     -10,022,820                   -10,022,820

Foreign currency translation                                                                             -184,982       -184,982


                                       -----------------------------------------------------------------------------------------
Balance as of September 30, 2005       33,096,401      33,098    3,224,402  6,874,192  -16,718,078       -320,172    -13,780,750
                                       =========================================================================================


                             See accompanying notes

                             ADVANCE NANOTECH, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                               From Inception      From Inception
                                                                            Nine months      (August 17, 2004)   (August 17, 2004)
                                                                               ending                 to                 to
                                                                         September 30, 2005  September 30, 2004  September 30, 2005
                                                                         ------------------  ------------------  ------------------
Cash flows from operating activities
    Net loss                                                                 $(15,210,232)       $   (370,379)       $(16,795,842)
    Adjustments to reconcile comprehensive loss to net cash
    flows used in operating activities
       Depreciation                                                                43,337               4,459              48,878
       Accrued late registration cost                                           1,936,499                               1,936,499
      Fair value of warrant liability                                           1,884,278                               1,884,278
       Common stock issued for services                                         2,182,500                               2,182,500
   Changes in operating assets and liabilities
       (Increase) decrease in prepaid licensing fees                              755,745                                 (99,801)
       (Increase) decrease in prepayments                                        (438,094)                               (438,094)
       (Increase) in other assets                                                (700,921)            (37,402)           (767,210)
       (Increase) in loan receivable                                             (244,418)                               (244,418)
       Increase in accounts payable                                               844,101             114,253           1,028,947
       Increase (decrease) in accrued expenses                                   (146,737)                                252,265
Net cash used in operating activities                                          (9,093,942)           (289,069)        (11,011,999)
                                                                             ------------        ------------        ------------

Cash flows from investing activities
        Acquisition of equipment                                                 (263,237)            (53,502)           (319,570)
        Investment                                                               (183,632)                 --            (183,632)
                                                                             ------------        ------------        ------------
Net cash used in investing activities                                            (446,869)            (53,502)           (503,202)
                                                                             ------------        ------------        ------------

Cash flows from financing activities - proceeds from credit facility
        Proceeds from related party credit facility - Jano Holdings                    --             733,212           4,332,379
        Payments on related party credit facility - Jano Holdings              (1,653,396)           (200,000)         (2,832,379)
        Proceeds from issuance of common stock                                 20,580,610                              20,805,610
        Financing fees on merger shares issued                                         --                                (425,000)
        Advances from related party -Electronic Game Card                              --               9,897             110,596
        Repayments to related party - Electronic Game card                        (10,596)                               (110,596)
                                                                             ------------        ------------        ------------
Net cash from financing activities                                             18,916,618             543,109          21,880,610
                                                                             ------------        ------------        ------------

                                                                             ------------        ------------        ------------
Effect of exchange rates on cash and  equivalents                                (340,000)                511            (320,172)
                                                                             ------------        ------------        ------------

                                                                             ------------        ------------        ------------
Net increase in cash and equivalents                                            9,035,807             201,049          10,045,237
                                                                             ------------        ------------        ------------

Cash and equivalents
       Beginning of period                                                      1,009,430                  --                  --
                                                                             ------------        ------------        ------------
       End of period                                                         $ 10,045,237        $    201,049        $ 10,045,237
                                                                             ============        ============        ============

Supplemental disclosure of cash flow information:
            Cash paid for interest and income taxes                          $         --        $         --        $         --
                                                                             ============        ============        ============

            Conversion of amounts due on related party credit facility
            to common stock                                                  $         --        $         --        $  1,500,000
                                                                             ============        ============        ============

            Non-cash accrual for late registration cost                      $  1,936,499        $         --        $  1,936,499
                                                                             ============        ============        ============

            Difference                                                       $          0        $         --        $          0

                            See accompanying notes.

                              ADVANCE NANOTECH, INC
                          (A DEVELOPMENT STAGE COMPANY)
                       (FORMERLY ARTWORK AND BEYOND,INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

Advance Nanotech Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's shareholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000 shares. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's shareholders and 20% by Artwork's shareholders. On October 5, 2004, the new Board of Directors approved (1) the issuance of 1,910,000 shares of common stock to ANI's shareholders (2) the change of the issuer's name to Advance Nanotech, Inc. and (3) a one for 100 reverse stock split that resulted in an aggregate of 19,552,778 post split shares outstanding, owned 99% by ANI's previous shareholders and 1% by Artwork's previous shareholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. ANI owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following inactive UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited. Advance Nanotech, Inc., owns 63.4% of the outstanding shares of Owlstone Nanotech, Inc., a research and development company which has conducted all of the operations for the period reported on and 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 10.83% of Singular ID Pte Limited, a company incorporated in Singapore.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ANI and all its subsidiaries (the "Company"). Minority shareholders of Owlstone (36.4%), Nano Solutions (25%), Advance Nanotech (Singapore) Pte. Ltd. (10%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them. All significant inter-company accounts and transactions have been eliminated.

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

Fixed assets are stated at cost. Depreciation is provided at the following annual rates in order to write off each asset over the estimated useful lives, generally 3 years, as follows:



           Asset                                     Rate
-----------------------------           ----------------------------

Plant and Machinery Equipment           25 % reducing balance method

Office Equipment                        25 % reducing balance method

Computers                               25 % reducing balance method



Maintenance and repairs are charged to operations; betterments are capitalized. Depreciation expense for the nine months ended September 30 2005 is $43,337.

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

SUBSEQUENT EVENT

On October 5, 2005 Advance Nanotech, Inc. agreed to increase the facility provided to Owlstone Nanotech, Inc., (parent of Owlstone Limited) by $1 million to bring the facility total to $3 million. In exchange for the facility increase, the Company received 6,000,000 share of Owlstone Nanotech, Inc, increasing Advance Nanotech's ownership of Owlstone to 63.6%.

On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the effective date for the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005 is Thursday, November 3, 2005 at 3:00 p.m.

On November 7, 2005 the Company announced its intention to dividend approximately 6,000,000 shares of common stock of Owlstone Nanotech, in a registered distribution under the Securities Act of 1933, as amended. The record date for Advance Nanotech shareholders to be eligible for the stock dividend shall be announced prior to the effectiveness under the Securities Act of 1933, as amended, of a registration statement relating to the distribution of such securities. Owlstone Nanotech and Advance Nanotech anticipate that such dividend shall be completed during the fourth calendar quarter of 2005.Final determination of the number of shares to be distributed to each shareholder will occur on record date and will be issued pro rata to each investor based on the number of shares of Advance Nanotech outstanding as of the record date.



NOTE 2 - OTHER CURRENT ASSETS

September 30, 2005, other current assets consist primarily of security deposits and other debtors, representing a receivable for U.K. Value Added Tax (VAT) that will be reclaimed in 2005.

NOTE 3 - COMMITMENTS

The Company signed a new five year lease on May 12, 2005 for its office facilities from Hines in New York for an aggregate monthly rent of approximately $15,168. The lease expires in September 2010. The company also has leased offices in Cambridge (UK) and Newcastle University (UK) with the leases expiring on 31 May 2006 and 15 August 2005, with monthly rents of approximately $2,700 and $475 respectively. Rents incurred through September 30, 2005 approximated $189,242.

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

On December 28, 2004, Nano Electronics Limited, a wholly-owned subsidiary of the Company entered into a $3.96 million research collaboration and license agreement with Laboratory Services Limited for the development of three technologies in the fields of DNA-based sensing, a DNA-based storage technology and a project based on functional oxide nanotubes for micro fluidics and data storage. Payments are due quarterly through December 2007.

On January 14, 2005, the Company signed a strategic partnership with the new Centre for Advanced Photonics and Electronics (CAPE) at the University of Cambridge. The Company joined Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc with researchers in the Electrical Engineering Division of the Department of Engineering at the University of Cambridge. CAPE is intended to house the Electrical Division of the engineering department at the University, comprising over 22 academics, 70 post-doctoral researchers and over 170 researchers. Construction of the new building is underway and scheduled for completion in early 2006. The Company, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the centre, with a particular emphasis on nanotechnology. In addition, the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. The Company has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners. Payments are due each quarter through October 2009.

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


NOTE 4- RELATED PARTY TRANSACTIONS

Jano Holdings (Jano). A shareholder of the Company, JMSCL Limited, is a subsidiary of Jano. As of September 30, 2005, the Company has no amounts outstanding under its $20 million line of credit facility agreement with Jano. If the facility is used by the Company it bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars in equity funding. In conjunction with the facility, the Company issued Jano warrants for 6,666,666 shares of common stock at an exercise price equal to the price of stock offered in the first equity fundraising by the Company. The warrants expire 5 years from the date of issue. No value has been attached to these warrants.

NOTE 5 - STOCK TRANSACTIONS

In March 2005, the Company completed its private placement of 11,778,650 shares of its common stock for aggregate gross proceeds of $23,557,300. Net proceeds from the transaction, after issuance costs and placement fees, were $20,805,610. In connection with this transaction, the Company also issued one warrant to purchase one share of common stock to each investors for every two shares of common stock purchased in the private placement resulting in an aggregate of 5,889,325 warrants ("Investor Warrants") being issued to investor at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent ("Agent Warrants") to purchase 984,866 shares of its common stock at $2.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, and as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference.

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

The fair value of the Investor Warrants was estimated at $19,626,913 for the period ending March 31, 2005 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 3 years and volatility of 30%. The fair value of the Agent Warrants was estimated at $4,256,164 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 3.5%, the contractual life of 5 years and volatility of 30%. The difference between the fair value of the warrants (Investor & Agent warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The liability was then re-measured at June 30, 2005 and estimated to be $17,472,270 coinciding with the decrease in the market value of the company's common stock. The change in fair value of the warrants of $6,410,807 from March 31, 2005 to June 30, 2005 was recorded as non-operating income in the Company's statement of operations, and included in "fair value of warrant liability". The warrant liability was re-measured for the period ending September 30, 2005 and estimated to be 22,689,888 coinciding with the increase in the market value of the company's common stock. The change in fair value of the warrants of $5,217,618 from June 30, 2005 to September 30, 2005 was recorded as a non-operating expense in the Company's statement of operations, and included in the "fair value of warrant liability".

On June 2, 2005 the Company filed a registration statement on SEC Form SB2 to register 26,305,374 shares of common stock. This total number includes 9,960,250 shares issued in a first private placement, 5,875,902 shares underlying warrants issued in conjunction with the first private placement, 1,818,400 shares issued in a second private placement, 998,290 shares underlying warrants issued in conjunction with a second private placement, and 7,652,532 additional shares with "piggy-back" registration rights. On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the effective date for the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005 is Thursday, November 3, 2005 at 3:00 p.m.


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

On September 9, 2005 the Company issued 15,000 shares of restricted common stock to CEOCast, the Company's investor relations provider. The share issuance was for payment of services, per the service agreement between CEOCast and the Company.

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


Advance Nanotech has interests in twenty innovative nanotechnologies. The Company's combined portfolio has a pipeline of products planned for commercialization from fourth quarter 2005 to fourth quarter 2008, ranging from implantable medical sensors to flexible displays. The Company groups its interests into three broad industry categories: electronics, biopharma and materials. Each interest is then further categorized into one of the following four distinct classes:

      o Near-to-Market Technologies: Operating subsidiaries, in which the Company holds a majority interest. These technologies are within 12 months of market entrance.

      o Emerging Technologies: Subsidiary companies in which the Company holds a majority interest. These technologies are within twelve months to five years of market entrance. The Company is developing each of these technologies in partnership with a leading academic institution.

      o Research Collaborations: Partnerships with other businesses and other strategic transactions with academia, such as 'pipeline' research agreements, to develop disruptive nanotechnologies.

      o Minority Interests: Strategic minority investments in "near-to-market" nanotechnology companies.


The Company continued to actively seek portfolio expansion opportunities in the third quarter of 2005. The Company received information from multiple academic institutions and businesses regarding potential research collaborations and business transactions in all three sectors: electronics, biopharma, and materials. The potential projects are currently undergoing the Company's internal assessment process.

In July 2005, the Company welcomed three new Senior Vice Presidents to the management team. Each executive will be responsible for overseeing technology assessment and research project management in one of the nanotechnology sectors, electronics, biopharma, and materials, on which the Company is focused. The new employees include: Dr. Peter Gammel (electronics), Dr. Michael Helmus (biopharma), and Dr. Fred Allen (materials).

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

Dr. Michael Helmus brings over 33 years of medical device research and business development for the improvement and development of the next generation implants, devices and tissue engineered constructs. Prior to joining Advance Nanotech, Dr. Helmus was Vice President, Advanced Biomaterials for Boston Scientific Corporation where he directed a center that leverages biomaterials knowledge, expertise and technology to evaluate and exploit new material technologies. Dr. Helmus has also held leadership positions at other medical device companies including, Edwards Lifesciences, Heart Valve Therapy as Director R&D, Materials And Tissue Technology, Schneider USA, Pfizer Inc., as Principal Research Scientist and St. Jude Medical, Inc. In the course of his career Dr. Helmus has filed 47 patents, authored 47 technical publications and written 29 technology and market assessments. Dr. Helmus retains an Adjunct Assistant Professorship at the Department of Biomedical Engineering, Worcester Polytechnic Inst. Biomaterials in the Design of Medical Devices.

Dr. Fred Allen provides over 18 years of experience from Engelhard Corporation, a leading materials company, where most recently he held the position of Manager, Technology Assessment & Characterization Section, Strategic Technologies Group. In this position Dr. Allen lead the Nanotechnology and Advanced Battery Materials programs with specific responsibility for assessing technology and analyzing market opportunities. Dr. Allen brings business development and extensive technical problem solving experience. He has collaborated with others in R&D, sales, marketing, legal, manufacturing and safety, as well as external customers, regulators and scientists in academic, government, and commercial labs. Dr. Allen earned his Doctorate from Harvard University where he specialized in Mineralogy & Crystallography during which he held a National Science Foundation Graduate Fellowship. Dr. Allen has originated 10 patent filings, authored 10 publications and in 2004 founded the Greater Garden State Nanotechnology Alliance, an organization for which he remains as Chairman.

On October 18, the Company announced the appointment of three new directors, William "Bill" Milne, Peter Rugg, and Virgil Wenger. The Company also announced the addition of Tony Goncalves to the Board of Directors on October 24, 2005.

Bill Milne, Head of Electrical Engineering, University of Cambridge and Director of the Centre for Advanced Photonics and Electronics. Professor Milne is Head of the Electronic Devices and Materials Group at the University of Cambridge. His research interests include the deposition, characterization and application of various silicon and carbon based nano-materials. Professor Milne has strong links with industry, having successfully collaborated with companies such as Philips, Thales, Samsung and Motorola.




Peter Rugg, Managing Partner of Tatum Partners, LLP. Mr. Rugg has more than 30 years of diversified business experience with special competence in capital structure and creative financing alternatives. He has extensive experience in international natural resource businesses and offshore business migration. He has experience in commercial and investment banking, mergers and acquisitions, turnaround situations, project finance, and corporate restructuring. Mr. Rugg has managed public company financial reporting, investor relations, tax compliance and audit, budget and planning, and information technology systems including relational database, desktop, and multi-currency accounting.


Virgil Wenger, CPA and former partner in Ernst & Young. Mr. Wenger retired in 1990 after a 37-year career with Ernst & Young LLP and Arthur Young & Company. Immediately prior to his retirement he was a partner in the New York International office with responsibility for the firm's investments and operations in 19 countries throughout Southeast Asia and the Middle East. He had also served as partner in charge of the management consulting practice in the East and Southwest regions of the United States, and as managing partner of the Tulsa, Oklahoma office. Since 1990, Mr. Wenger has continued his business activities as an independent consultant and financial advisor.


Tony Goncalves, CBM, currently serves as Associate Director at Purdue Pharma, L.P., a global pharmaceutical company dedicated to serving both physicians and patients with innovative prescription and non-prescription products for more than 50 years. Mr. Goncalves brings a wealth of expertise to Advance Nanotech in evaluating markets, entities and business opportunities. At Purdue Pharma L.P., his primary areas of responsibility include financial planning and analysis, insurance, risk management, and internal audit activities. Mr. Goncalves has also held corporate governance positions with DaimlerChrysler, People's Capital & Leasing, and People's Bank.

On October 20, 2005 the Company announced the resignation of the Company's Chief Financial Officer, Secretary, and Director, Linden Boyne from all corporate positions and simultaneously announced the appointment of Thomas Finn, the Company's Financial Controller, to the positions of Chief Financial Officer and Company Secretary. Mr. Finn has more than 15 years of financial management experience in accounting, auditing and systems design. He has worked for IBM Corporation, Purdue Pharma and a variety of start-up companies in such management capacities as accountant, auditor, controller and CFO. His focus has been on financial analysis, management reporting and operating controls. Mr. Finn holds a Bachelor of Business Administration in Finance from the University of Massachusetts at Amherst and a Masters of Business Administration in International Business from the Helsinki School of Economics in Helsinki, Finland. He is a member of the Institute of Management Accountants.

SUBSIDIARIES

The Company currently has a wholly owned subsidiary Advance Nanotech Ltd (ANL). ANL owns 75% of Nano Solutions Limited, 55% of Bio-Nano Sensium Technologies Limited, and 100% of Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nano Electronics Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited, all of which are incorporated under the laws of England. Advance Nanotech, Inc., owns 63.4% of the outstanding shares of Owlstone Nanotech, Inc. (a Delaware Corporation), a research and development company which has conducted all of the operations for the period reported on and 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 10.83% of Singular ID Pte Limited, a company incorporated in Singapore

ADVANCE NANOTECH LIMITED ("ANL")

ANL identifies nanotechnology products and technologies for acquisition and subsequent commercialization.

NEAR-TO-MARKET TECHNOLOGIES

OWLSTONE NANOTECH, INC. ("Owlstone.")

ANL initially provided Owlstone Limited ("Owl Ltd.") with a $2 million secured facility and entered into an agreement with Messrs. Paul Boyle, Andrew Koehl and David Ruiz-Alonso ("the founders") under which the founders assigned their intellectual property concerning the Owlstone technology to Owl Ltd. and were issued shares totaling 40% of the issued and outstanding shares capital of Owl Ltd. The facility was provided to continue technological development of Owl Ltd's sensing product.

In the third quarter of 2005, all shareholders of Owl Ltd agreed to exchange their shares for an equal holding in the newly incorporated Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. All operations, intellectual property, and commitments of Owl Ltd. are transferred to its now parent company, Owlstone. ANL's parent company, Advance Nanotech, Inc., increased the facility provided to Owlstone. to $3 million on October 5, 2005. In exchange for the facility increase, Advance Nanotech, Inc. will receive 6,000,000 common stock shares of Owlstone. Following this share issue, Advance Nanotech, Inc. will hold 63.6% ownership of Owlstone with the founders retaining the other 36.4% ownership of all issued and outstanding shares capital of Owlstone.

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

In the third quarter of 2005, Owlstone unveiled its website, www.owlstonenanotech.com. This site provides visitors with detailed information regarding the detection technology, future product applications, information on the Owlstone management team, and the latest Owlstone news.

On November 4, 2005, the Company announced Owlstone's beta testing program with Kidde, the global fire and safety group. The Owlstone Sensor, a nano-fabricated chemical detection system, will be tested for suitability in the next generation of its safety detection, prevention and protection systems. Kidde is part of UTC Fire & Security, a business unit of United Technologies Corp.


On November 7, 2005 the Company announced its intention to dividend approximately 6,000,000 shares of common stock of Owlstone Nanotech, in a registered distribution under the Securities Act of 1933, as amended. The record date for Advance Nanotech shareholders to be eligible for the stock dividend shall be announced prior to the effectiveness under the Securities Act of 1933, as amended, of a registration statement relating to the distribution of such securities. Owlstone Nanotech and Advance Nanotech anticipate that such dividend shall be completed during the fourth calendar quarter of 2005. Final determination of the number of shares to be distributed to each shareholder will occur on record date and will be issued pro rata to each investor based on the number of shares of Advance Nanotech outstanding as of the record date.


TECHNOLOGY

Owlstone is shrinking the full functionality of chemical warfare agent detectors using emerging nanofabrication techniques. Owlstone has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. By first quarter 2006, Owlstone anticipate that they will be generating production level volumes of miniature chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. The device is the size of a dime and costs 100 times less than the current commercially successful products. It is a 'black box' system that can be directly embedded into current systems to extend their range of capabilities. It is small and inexpensive enough to be used in entirely new deployment scenarios. It has the capability to be flexibly updated with emerging chemical threats. Its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyzer or an exhaust emissions controller.

MARKET OPPORTUNITY

Homeland security is a major focus for governments across the globe. Recent atrocities have highlighted a critical need to protect government and business infrastructures, physical assets and the lives of millions against increasingly unconventional acts of terrorism. There is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With systems costing upwards of several thousand dollars each, it is not viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that will allow us to drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today's fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of proven technology and the exploitation of emerging nanofabrication techniques. Owlstone's devices will act to displace existing systems as new deployment capabilities are exploited. It will become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. In-Stat MDR and Frost and Sullivan report the market for next generation chemical and biological sensors, including non-defense applications, will rise from $2.3bn in 2002 to nearly $4bn in 2007. Smiths Detection produces threat detection systems for military and domestic security applications. They reported revenues of (pound)150m in fiscal year 2003. An analysis that assumes Smiths maintains a similar market share during the growth phase of the entire chemical detection market yields an estimated market size of $635m in point detection. This is based on the assumption that systems will be deployed in a conventional sense. Owlstone sensors greatly expand the application opportunity horizon and the associated possibilities will lead to new markets and revenues.

SCIENTIFIC MANAGEMENT

ANDREW KOEHL, CO-FOUNDER AND PRESIDENT, PRODUCTS

Mr. Koehl was Owlstone's founding CEO before moving into his role as President, Products in September 2005. He continues to share responsibility for Owlstone's day-to-day operations. Mr. Koehl is the inventor of the microchip spectrometer technology on which Owlstone has based its business, which he developed while a postgraduate at the University of Cambridge. He holds a B.S. in Electrical Engineering from the California Institute of Technology. He is currently on leave from the Ph.D. program at the University of Cambridge.

DAVID RUIZ-ALONSO, CO-FOUNDER AND PRESIDENT, TECHNOLOGY

Mr. Ruiz-Alonso put his PhD in superconductor modeling at Cambridge University on hold when he became one of the co-founders of Owlstone. He oversees, integrates and manages the various development threads of the Owlstone detection technology. Additionally he develops and assesses new ideas, which improve upon the core technology and broaden the product base. Mr. Ruiz-Alonso earned his bachelors and master's degree in engineering at the University of Valencia, where he took a double major in electronics and communications. He then spent a year as a graduate student at University of California, Berkeley, where he completed his Msc thesis.

PAUL "BILLY" BOYLE, CO-FOUNDER AND PRESIDENT, OPERATIONS

Since co-founding Owlstone, Mr. Boyle has been overseeing the development and implementation of the detection technology with nanotechnology foundry partners. He is also active in business development, demonstrating to partners how the Owlstone technology can be used to realize a paradigm shift in detection applications and deployment scenarios. Mr. Boyle is heavily involved in the creation and realization of new technologies and IP. Prior to joining Owlstone Billy was a Research Associate in the Microsystems and Nanotech group at the University of Cambridge. In an academic / industry consortium he designed and developed silicon-opto hybrid devices for next generation telecoms systems. Mr. Boyle earned both a bachelor and master's degrees in engineering from the University of Cambridge.

DR ASHLEY WILKS, RESEARCH AND DEVELOPMENT
Prior to joining Owlstone Dr. Wilks worked in research and development for Smiths Detection, the world's leading provider of X-ray and trace detection equipment. At Smiths, he worked with a team of scientists and engineers developing and testing systems for the detection of volatile organic compounds and toxic gases. Before Smiths, Dr. Wilks spent time at the UMIST Department of Instrumentation and Analytical Science teaching practical courses in instrumental techniques for chemical and biochemical analysis. Dr Wilks also worked with APS/Berk Pharmaceuticals where he played a principal role in analytical method development, having initially trained as a pharmaceutical analyst with Rhone-Poulenc Rorer. He holds a PhD and MSc from UMIST, Manchester and a BSc from the University of Surrey.


BIO-NANO SENSIUM TECHNOLOGIES LIMITED

Bio-Nano Sensium Technologies is a joint venture company established by Advance Nanotech and Toumaz Technology Limited, a leading developer of silicon devices that operate at power levels up to one hundred times less than other state-of-the-art components. Originally formed in 2000 as a spinout from Imperial College, London, by Professor Chris Toumazou and Keith Errey, Toumaz is located in Oxfordshire, UK and employs over 20 researchers. The Sensium is an enabling technology which provides an ultra-low power sensor and information processor. The Sensium is an ideal platform for the next generation of implantable bio monitors which use nanotechnology and wireless communications to monitor and report on medical conditions, such as vital signs, on a continuous basis from within the body itself.

Such monitors will take healthcare to the next level of preventative medicine, where systems diagnose and treat medical conditions. This joint venture company has the exclusive rights to exploit the Sensium in all bio-nano markets and for every company within the Advance Nanotech portfolio. Not only does the Sensium offer immediate competitive advantage to Advance Nanotech companies as a valuable differentiator, but it provides a platform technology which will enable safe bio-nanostructured devices such as cardiac monitoring within an overall sensing market projected to be worth $50.6 billion in 2008.

TECHNOLOGY

The Sensium is a wireless sensor and information processor combining a programmable sensor interface with local intelligence using the proprietary ultra-low power CMOS based systems technology of Toumaz Technology Ltd. The Sensium has an ultra-low power transceiver platform that can be programmed to operate in different frequency bands and under various wireless standards. The Sensium offers a nano-powered computing and communication device, sensor, and power source in a single package. This technology is ideal for integration with bio-nanosystems, where final product devices must be small, low power, possess on-board processing capability and incorporate wireless communications.

Digital processing devices and architectures are widespread and are used throughout the communications and computing industries. However, the computational complexity and low power consumption demanded by many proposed new products, such as hand held computers (PDAs), ultra low power radio devices, body worn or implanted monitors and so on, cannot be achieved by simply making bigger and faster digital chips. In contrast, analogue processing can achieve high levels of computational complexity at significantly reduced power levels. However, the multi-dimensional nature and perceived difficulty of analogue integrated circuit design has generally inhibited the development of analogue processors and architectures. Toumaz Technology is focused on the development and exploitation of advanced mixed signal (AMx(TM)) semiconductors that use digital elements to dynamically reconfigure, control, monitor and calibrate functional analogue processing blocks. This structure allows these processing blocks to be re-useable design elements or IP blocks in signal processing and low power radio systems. The wider use of analogue processing techniques has been hindered by the lack of such building blocks.

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

Bio-Nano Sensium Technologies is integrating the ultra-low power AMx((TM)) processing with low power wireless systems for bionanotechnology products. Low power AMx baseband solutions will enable Bio-Nano Sensium Technologies to offer complete chip sets to customers with unprecedented low power consumption while maintaining consumer level pricing. The integration of Toumaz nanopower-low power wireless, ultra-low power signal processing, sensors and power source into a single package will be the first true example of "ubiquitous silicon" and will play a central role in the developing concept of "ubiquitous computing". Healthcare related applications are numerous, and the Sensium will be a vital platform technology for each one.

On May 11, 2005 the Company announced that Bio-Nano Sensium Technologies had filed for a patent on a new technology that will automatically bring imbedded biosensors into conformance with international frequency and operating requirements. Until now, patients with embedded or worn wireless biosensors had difficulty traveling internationally. Frequency and operating regulations differ from nation to nation, and the results of transmitting and receiving wireless signals on a prohibited spectrum range from irritation to fatal consequences for the person using the biosensor. This technology will remove a significant barrier to the widespread use of wireless devices for medical applications.

On May 31, 2005 the Company announced that Bio-Nano Sensium Technologies had filed for a patent for a simplified, more effective method for the calibration of wireless biosensors. This technology can greatly reduce the cost and complexity of programming wireless biosensors. Calibration is the procedure that ensures the accuracy of a sensor's data output. This new process will enable automatic biosensor calibration immediately upon insertion, eliminating the expense and inconvenience of off-line calibration procedures.

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

MARKET OPPORTUNITY

Intechno Consulting of Basle Switzerland forecasts that the worldwide non-military sensor market will be $50.6 billion in 2008 with the highest demand and growth in motor vehicles, process industries and at the right price points, consumer applications. The report then goes on to say: "Sensors based on MEMS technologies and smart sensors are at the focus of current sensor development. MEMS technologies allow to miniaturize sensors and, at the same time, to integrate their sensor elements with microelectronic functions in minimal space. Only MEMS technologies make it possible to mass produce sensors more and more cost-effectively while improving their functionality and miniaturizing them. The greatest progress in innovation will happen when MEMS technologies overlap with smart technologies. The main goal of smart sensor development is to improve the reliability and durability of these sensors and make them more easily adaptable to new functions and conditions during the operating phase. In addition to self-diagnostic capabilities, smart sensors can have the functions of self-calibration and self-adaptation." This is an excellent outline of the functions of the "Sensium" as a smart MEMS based, adaptable (or reconfigurable) sensor. The "Sensium" however has even greater functionality as a result of its inherent wireless connectivity.

The strategy of Bio-Nano Sensium Technologies is to apply the Sensium to the burgeoning nanotechnology market, in particular to the bio-nanotechnology segment where nano-power driven electronic systems with wireless communication capability will be ultra-important. The Sensium bionano application will provide the bridge for integrating bio-nano systems with existing microsystems and other technologies for technically and commercially feasible products. The resulting applications would multiply with the expected growth of bionanotechnology in the pharmaceutical and medical devices industries.

SCIENTIFIC MANAGEMENT

Professor Chris Toumazou - Chris Toumazou, PhD, FIEEE is a Professor of Circuit Design in the Department of Electrical and Electronic Engineering, and Director of the Institute of Biomedical Engineering at Imperial College, London, U.K. His research interests include high frequency analogue integrated circuit design in bipolar, CMOS and SiGe technology for RF electronics and low-power electronics for biomedical applications. He has authored or co-authored some 300 publications in the field of analogue electronics and is a member of many professional committees. Chris has seven patents in the field of RF and low power electronics. At age 33, Chris was the youngest Professor ever to be appointed at Imperial College. He is co-winner of the IEE 1991 Rayleigh Best Book Award for Analog IC Design: the Current-Mode Approach. He is also a recipient of the 1992 IEEE CAS Outstanding Young Author Award for his work on High Speed GaAs Op-amp Design. The IEEE is the main USA Electrical and Electronic Engineering Society. In January 2000 Chris was elected to the fellowship of the IEEE for contributions to current-mode analogue design. In 2003 Chris was invited to deliver the 2003 Royal Society Clifford Patterson Prize Lecture entitled "The Bionic Man" for which he received a 2003 Royal Society Medal.


NANOFED LIMITED

Field Emission Displays (FED) are new flat panel displays which offer a replacement to bulky Cathode Ray Tube (CRT) displays. They operate in a similar way to CRTs with phosphors excited by electrons traveling in a vacuum. The difference is in the electron emitters. Instead of one gun spraying electrons, FED use millions of microscopically small electron-emitting cathodes which are matrix-addressed.


FED features:

o high brightness

o high efficiency

o a wide viewing angle

o fast response time for video viewing

o perfect color quality

FEDs capitalize on the well-established cathode-anode-phosphor technology built into full-sized CRTs and use this in combination with the dot matrix cellular construction of LCDs. Instead of using a single bulky tube, FEDs use tiny "mini tubes" for each pixel. This allows FED displays to be approximately the same size as an LCD screen. Since FEDs produce light only from the "on" pixels, power consumption is dependent on the display content. This is an improvement over LCDs, where all light is created by a backlight which is always on, regardless of the actual image on the screen. The LCD's backlight itself is a problem the FED doesn't have. Light from the backlight of an LCD passes through to the front of the display, through the liquid crystal matrix. An FED generates light from the front of the pixel, so the viewing angle is excellent, 160 degrees both vertically and horizontally.

On September 21, 2005, the Company announced the expansion of NanoFED's research efforts to include Nanolight, a new program to use nanostructured materials to develop enhanced high-efficiency, low voltage FEDs. The first phase of the Nanolight program will evaluate the feasibility of generating new low voltage phosphor coatings being developed by NanoFED. In the program's second stage, researchers will explore the potential of low-cost backlighting or large panel white light sources suitable for domestic applications.

TECHNOLOGY

Next generation semiconductor devices will become increasingly dependent upon nanoparticle systems, in addition to new methods for their fabrication that depart from conventional foundry-based wafer and thin film processing. Techniques such as electrodeposition, inkjet printing and fluidic assembly have already been identified as tools for assembling nanostructured materials. The advantages of nanoparticle-based device structures as compared with existing semiconductors are not only the reduced material and fabrication costs but also the ability to assemble them onto a much wider range of substrate materials. Single crystal diamond materials are now available commercially as nano-powders and are used extensively as abrasives and to reinforce polymers. However, these materials have not hitherto been considered as a possible starting material for forming semiconducting diamond thin films for use in FEDs.

NanoFED is producing an FED containing n-type nanodiamond. The lower fabrication cost and greatly increased performance of these devices will have a very significant impact upon the cost and performance of the next generation of electronic and opto electronic devices.

MARKET OPPORTUNITY

Low voltage flat panel displays have a very wide range of potential applications including displays in cars and mobile phones, to high resolution computer and television screens for medical and military uses. The device applicatory of the displays providing potential access to high volume/low margin consumer and low volume/high margin market segments. Furthermore, improved backlighting for LCD (which do not otherwise emit light) based upon field emission display technology would significantly increase the performance of existing devices, opening up further market opportunities. The market size for flat-screen displays is projected to rise from $55bn in 2004 to $145bn in 2012.

SCIENTIFIC MANAGEMENT

Dr Neil Fox - Dr. Fox holds a Senior Research Fellowship in Physics and Chemistry at the University of Bristol. He participated in a succession of research and development projects on new display technologies at Smiths Aerospace during the period 1991-2003. He was seconded to University of Bristol as an Industrial Fellow of the 1851 Royal Commission during 1995-8, and has since maintained this association, bringing particular research expertise in the area of electron field emitter structures and their fabrication. He is currently leading a three year (pound)2m DTI- OSDA project AEROFED (involving, at its outset, the Universities of Bristol, and Bath, Brimar Ltd and Smiths Industries Aerospace) with the goal of producing a field emission device incorporating novel materials for the athode technology, such as conducting zinc oxide and nanodiamond.

Prof. David Cherns- Professor Cherns, leader of Nanolight program, was promoted to a Chair in Physics in 2001 and is currently Head of the Microstructures Group in the University of Bristol's Physics Department. He has 30 years of experience in electron microscopy with interests in applying novel electron microscopy techniques to the analysis of defects and interfaces, particularly in semiconductors, to clarify microstructure/property relationships. He has developed new methods of imaging surface atomic steps, dislocations and interfaces. In recent work on GaN, he has used TEM to analyze a range of new defects, SEM cathodoluminescence to understand the optical properties of individual defects and electron holography to reveal for the first time the electronic properties of dislocations and interfaces. Among current grants, he holds a Royal Society/Wolfson refurbishment grant for a new Nanotechnology Laboratory for studies correlating the structure, optical and electrical properties of semiconductor and metal nanorods.

EMERGING TECHNOLOGIES

NANO ELECTRONICS LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE

Nano Electronics is applying its leading expertise in the production of functional oxide nanotubes to develop new approaches to emerging market technologies such as micro-fluidics for such applications as drug delivery and ink jet printing heads. Microfluidics is the science of designing, manufacturing, and formulating devices and processes that deal with volumes of fluid on the order of nanoliters or picoliters. The devices themselves have dimensions ranging from millimeters down to micrometers. Microfluidics hardware requires construction and design that differs from macroscale hardware. It is not generally possible to scale conventional devices down and then expect them to work in microfluidics applications. When the dimensions of a device or system reach a certain size as the scale becomes smaller, the particles of fluid, or particles suspended in the fluid, become comparable in size with the apparatus itself. This dramatically alters system behavior. Capillary action changes the way in which fluids pass through microscale-diameter tubes, as compared with macroscale channels. Microfluidic systems have diverse and widespread potential applications. Some examples of systems and processes which could use micro fluidics include inkjet printers, blood-cell-separation equipment, biochemical assays, chemical synthesis, genetic analysis, drug screening, electrochromatography, surface micromachining, laser ablation, and mechanical micromilling

On September 15, 2005, the Company announced the execution of a licensing agreement between Nano Electronics Limited and Samco, Inc. for ferroelectric nanotube manufacturing technology.

TECHNOLOGY

Nano Electronics has developed a method of manufacturing fully ordered arrays of functional oxide nanotubes either embedded in semiconductor grade Si or as a free-standing array of discreet nanotubes. Tube dimensions are typically 400 nm to several microns in diameter, 100 microns in length, and have a wall thickness of less than 100 nm. Unlike other nanotubes, e.g. carbon or polymer nanotubes, these materials are electrically insulating oxides which display a number of useful properties including ferro-, piezo- and pyro-electricity. This makes them suitable for a number of micro-electronic and micro-electromechanical-machine
(MEM) applications, particularly data memory and micro-fluidics.


NANO DEVICES LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE

Optical switching plays a major role in modern fiber-optic telecommunications systems. They are essential in optical add/drop, cross connect, and ring protection applications. Fiber-optic networks have dramatically accelerated the transmission of data on the Internet. But transmitting information from one high-speed network to another involves passing through slower, electronic switches and routers. Electronics do not afford the same speed of information conveyance that optics (light) do, and that gives rise to what has become referred to as the electronics bottleneck on the Internet. Nano Devices is using carbon nanotubes to make devices where light can switch with light, eliminating the need to go back and forth between light and electrons. You are always in the optical mode of the network. While today's electronic switches can perform ten billion operations per second, future optic switches may be able to relay a trillion operations per second.

TECHNOLOGY


Nano Devices is developing technologies to use nanowires in both optical applications and in high mobility transistors. Nanowires are one-dimensional structures, with unique electrical and optical properties. Nano Devices exploits the inherent order of nanowires in the assembly of transistor and optoelectronic devices.


NANO PHOTONICS LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE


Liquid Crystal Displays (LCD) are rapidly expanding their market position in computer monitors and televisions. Keys to future growth are low cost manufacturing, larger area displays, and increased viewing angle. Carbon nanotubes (CNT) have the potential to revolutionize the alignment requirements for LCD manufacturing, dramatically increasing yield and decreasing costs especially for large area displays. CNTs also have the potential to dramatically reduce the drive voltage requirements for LCD displays, opening up the possibility of much higher speed operation as required for 3D applications such as industrial design and high performance gaming.


TECHNOLOGY


Nano Photonics is using carbon nanotubes for novel applications in liquid crystal displays. The company is exploiting the benefits of carbon nanotubes to greatly improve the viewing experience of liquid crystal displays. Liquid Crystal Displays act by rotating the polarization of light by using liquid crystals. However, their contrast ratio could be improved. Nano Photonics is using CNTs to increase the contrast and lower drive voltage to greatly improve the viewing experience of liquid crystal displays.


CAMBRIDGE NANOTECHNOLOGY LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE

Flexible displays promise to enable new markets for the display industry. Such a display could, for example, be used to create a fully updatable newspaper which could be rolled up into a coat pocket. Flexible displays could also be used to create new cellular phones and other easily collapsible consumer devices. The technical challenge thus far has been to translate the quality of picture experienced with liquid crystal displays into a flexible environment. Indium Tin Oxide (ITO) is the best available transparent conducting oxide (TCO). ITO on glass is a key material in the display industry and results in the rigid and inflexible displays common to most devices. There is a strong push towards flexible displays using polymer substrates. This requires a flexible transparent conductor. ITO fails this because it is brittle above 2% strain, whereas polymer substrates can be bent over. Developing such a composite is the only remaining barrier to the wide-spread commercialization of flexible displays.

TECHNOLOGY

Cambridge Nanotechnology is developing a flexible, transparent conducting composite. The Cambridge Nanotechnology composite will have a surface conductance of 30 ohm/sq and 90% transmission, making the composite similar in performance to Indium Tin Oxide, the industry standard commonly used in flat, fixed displays such as liquid crystal and organic light emitting diode displays.

NANOOPTICS LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE


Next generation optical networking requires higher performance non-linear optical devices and will soon migrate to all optical clock data recovery and pulse retiming and regeneration. The technical challenge is to extend the techniques developed for short pulse lasers into near infra-red required for telecommunications. Coupled with all optical routing, also enabled by non-linear optical materials, this paves the path to the true optical internet backbone. Optical devices based on carbon nanotube (CNT) composite have demonstrated the potential to fulfill both of these needs.


TECHNOLOGY

NanoOptics is developing a fast optical switch, for use in optical fibers and in silicon-based optoelectronics, such as telecommunications equipment. It is intended that the NanoOptics optical switch/modulator will offer far superior performance to existing products. NanoOptics aim for their devices to offer sub
 1 ps switching capabilities.

ADVANCED PROTEOMICS LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Genes do not actually do anything themselves. They hold instructions for making proteins, and it's the proteins that actually perform functions in our bodies. Proteomics is the study of proteins, particularly their structures and functions. This term was coined to make an analogy with genomics, and is often viewed as the "next step". However proteomics is much more complicated than genomics. While the genome is a rather constant entity, the proteome is changing through its biochemical interactions with the genome. One organism will have radically different protein expression in different parts of its body and in different stages of its life cycle. Understanding proteins could lead to new advances in medicine and, theoretically, ways to enhance the bodies we are born with. With completion of a rough draft of the human genome, many researchers are now looking at how genes and proteins interact to form other proteins. A surprising finding of the Human Genome Project is that there are far fewer genes that code for proteins in the human genome than there are proteins in the human proteome ( 33,000 genes vs 200,000 proteins).

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

INTELLIGENT BIOSENSORS LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

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

TECHNOLOGY

Intelligent BioSensors is investigating the development of low-power wireless arrays for next-generation EEG (electroencelography) monitoring of epilepsy, using expertise in nano-powered electronic systems. These new systems may pave the way for greater mobility of the patient undergoing EEG monitoring using scalp electrodes, better detection of EEG signals from the brain cortex, and allow fully-implantable systems to help prevent seizures while patients go about their daily lives away from the hospital environment. The electronic interface being developed could be used for other brain implants and for the treatment of other neurological disorders.

NANOVINDEX LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

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

NANO DIAGNOSTICS LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Strokes are the third leading cause of death in most developed countries, as well as a leading cause of long term disability. Healthcare providers are recognizing the critical nature of the first few hours after the onset of a stroke. Thrombolytic therapy can be beneficial to patients suffering from ischaemic strokes but may have catastrophic consequences for patients with haemorrhagic stroke. There is therefore a need to differentiate between ischaemic and haemorrhagic stroke at the earliest possible time. Currently X-ray CT or magnetic resonance imaging is used for diagnosis but require the patient to reach a hospital facility thus delaying the imperative diagnosis.

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

VISUS NANOTECH LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

The United Nations estimates the global aggregated costs of blindness to the world economy at $25billion with approximately 28 million individuals suffering from blindness. Visus Nanotech is developing a device that will offer a new paradigm approach for treating blind people worldwide - people who currently have no hope to see.

TECHNOLOGY

In many forms of blindness there is a pathogical loss of the specialized light sensitive photoreceptors, however even in very advanced cases the output ganglione that project to the visual areas of the brain remain intact and functional. We are endeavoring to develop a proprietary technology for retinal prostheses, combining expertise in ultra-low power imaging systems and molecular medicine. Our research is investigating the possibility of using optically active nanospheres to stimulate electrical responses in nerve cells. Unlike other prosthetic retina proposals, this device will make use of the intelligent circuitry that exists in the human retina. Visus Nanotech's production of an optically coupled retinal prosthetic device could represent a paradigm shift in the potential restoration of functional vision in a large population of the blind.

ECONANOTECH LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

The composites industry [suppliers, original equipment manufacturers (OEM) as well as end users] is confronted with a major challenge in the coming years: How to deal with production and end-of-life waste? So far, end-of-life composite waste has generally been regarded as non-recyclable. Landfill, that at present disposes of 98% of composite waste, will be banned (or become cost prohibitive) through new waste legislation from 2005 onwards in most European Union states; options for waste incineration are limited due to the energy content of the material. The European Union (EU) end-of-life vehicles directive, applying to all passenger cars and light commercial motor vehicles, will only allow a 5% incineration quota for disused cars. These trends particularly concern composite materials, since economically feasible recycling is relatively difficult to achieve. Furthermore, simply using more environmentally friendly, natural fibres as reinforcements for polymers (including polyolefins), will not be deemed sufficient by future European legislators. Another EU legislation, the Waste Electrical and Electronic Equipment (WEEE) Directive (2002/96/EC) affects the electronics industry but also composite and polymer manufacturers. The WEEE forces the producers of electrical and electronic equipment to provide for recycling of their products. Large quantities of this waste, such as printed circuit boards (reinforced bakelite or epoxy resins), are made of polymers or polymer composites. As a result of this new legislation, both manufacturers and end-users will need to move away from traditional materials and will require new strategies for environmentally and economically viable materials.


TECHNOLOGY

econanotech is seeking to develop the first-ever renewable hierarchical nanocomposites made completely from biological sources. econanotech expects truly green composites with much improved compression strength and interfacial shear strength. The advantages of such a material are the low cost of its precursors and processing as well as its light weight and low toxicity. This technology could have a tremendous impact in the automotive, transport, home and building and consumer packaged goods markets.

NANO COMPOSITES LIMITED IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

There is enormous interest in nanocomposites for a wide range of functional applications ranging from automotive components, to food packaging, and biomedical implants. Recently particular attention has been paid to the potential of carbon nanotubes to enhance the properties of polymers. Although carbon nanotubes are remarkable, other, inorganic nanotubes are just beginning to attract attention. The basic properties of plastics are frequently enhanced with a wide range of inorganic fillers, such as calcium carbonate, silica, clays, carbon blacks, and titania to name a few. Such materials are used on a massive scale; for example, annual production of carbon black is around 9m tons, whilst $2billon worth of titania is used in the polymer industry alone. In many ways, such applications represent the earliest examples of nanotechnology, pre-dating the term itself. Recently, however, new high-tech nanocomposites have appeared based on nanoclays and carbon nanotubes. The interest in nanocomposites has been driven by the development of new syntheses and processing techniques that produce well-defined nanoparticles. Such particles have valuable intrinsic properties as a result of their small size, and can influence the behavior of the matrix around them due to their surface area. Individual carbon nanotubes have been shown to have axial stiffness similar to that of diamond, and the highest strength of any known material; they also provide electrical conductivity, have very high thermal conductivity, and can survive extreme distortions. Such properties have stimulated a race to create nanocomposites which incorporate carbon nanotubes. However, the recognition of carbon nanotubes suggests that other inorganic nanotubes will provide rich possibilities.

TECHNOLOGY

We are aiming to develop synthesis and processing techniques for titanium oxide nanotube and nanorod composites. Titania nanocomposites could have excellent and unique potential, yielding major performance improvements in commercially relevant systems. The performance improvements could include lighter weight, longer life span/service life, increased resistance to corrosion, reduced need for lubricants, and increased temperature resistance. Improved nanocomposites based on titania nanotubes could have wide-ranging applications in the automotive, aerospace, construction, medical, and oil servicing industries

The technology will be easily translated into devices for use as, for example:
All white, 'nanofiber'-reinforced polymer, fibers and polymer cements for dental applications; nanotube-reinforced, insulating polymer foams for printed circuit board applications, allowing foaming of otherwise unprocessible high temperature systems; Biocompatible/bioactive reinforcement for tissue scaffolds with potential for drug delivery; unidirectionally oriented nanotube reinforced polymer films as UV-polarizers.

INTELLIGENT MATERIALS LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE

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

Driven by global competition and pollution prevention targets, manufacturers are seeking new process technologies, including separations, as a means of enhancing product performance, reducing costs, and eliminating pollution at the source. Traditional separation methods have been optimized to the limit, yet cannot achieve the purity or efficiency levels needed to make many emerging products. The chemical process industry typically relies on distillation, which entails high energy costs and is not suitable for many specialty chemical applications. Similarly, the biochemical process industry needs new separation methods for making ultra-pure chemical intermediates, alternative fuels from renewable resources, biodegradable packaging, and other products. Breakthrough separations platforms are needed that can rapidly, reliably, and cost effectively make fine distinctions among similar molecules, thereby enabling either the separation of materials with similar physical properties or the concentration and removal of impurities from diluting industrial process streams. To achieve industry acceptance, the new technologies also need to offer significant cost savings through the elimination of waste or by-products.

TECHNOLOGY

Intelligent Materials is working to develop a molecular-selective membrane. Existing selective membranes use zeolites or similar materials. These have holes of desired size, but the holes are not straight. Thus the molecular diffusion rates through these sieves are slow and inefficient. Intelligent Materials is developing a structurally consistent membrane, resulting in a customizable membrane for a specific application with superior performance. Users of specialty-separation and high-volume separation methods together represent approximately $1.2 trillion in product shipments. Approximately 50 U.S. companies are involved in the $2.5 billion worldwide market for membrane materials and modules. There are multiple uses for membranes, in water desalination, and in petroleum refining, where 10 percent of petroleum is used to supply the energy for distillation and fractionation. New industries could be created around novel or improved products, such as food additives, specialty plastics, non-toxic antifreeze, and low-cost composites. The membrane technologies also could be exported for use in both industrial and consumer applications and the $150 billion worldwide market for water-and air-pollution control technologies.


INOVUS MATERIALS LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE

Inovus is using carbon nanotubes for novel applications in liquid crystal displays and holography.

Carbon nanotubes, long, thin cylinders of carbon, were discovered in 1991. They are large macromolecules that are unique for their size, shape, and remarkable physical properties. Nanotubes are on the order of only a few nanometers wide (one ten-thousandth the width of a human hair), and their length can be millions of times greater than their width. They can be thought of as a sheet of graphite (a hexagonal lattice of carbon) rolled into a cylinder. Just a nanometer across, the cylinder can be tens of microns long, and each end is "capped" with half of a fullerene molecule. Single-wall nanotubes can be thought of as the fundamental cylindrical structure, and these form the building blocks of both multi-wall nanotubes and the ordered arrays of singlewall nanotubes called ropes. These intriguing structures have sparked much excitement in recent years and a large amount of research has been dedicated to their understanding. Nanotubes have a very broad range of electronic, thermal, and structural properties that change depending on the different kinds of nanotube (defined by its diameter, length, and chirality, or twist). Besides having a single cylindrical wall (SWNTs), nanotubes can have multiple walls (MWNTs) - cylinders inside the other cylinders. Carbon nanotubes are an example of true nanotechnology: only a nanometer in diameter, but molecules that can be manipulated chemically and physically. They open incredible applications in materials, electronics, chemical processing and energy management.

TECHNOLOGY

Inovus Materials is exploiting the benefits of carbon nanotubes to greatly improve the viewing experience of liquid crystal displays and for new applications in holography. Liquid Crystal Displays (LCDs) act by rotating the polarization of light by using liquid crystals. However, their contrast ratio could be improved. Inovus is using CNTs to increase the contrast and lower drive voltage to greatly improve the viewing experience of liquid crystal displays.

The light-induced photorefractive coefficient is defined as the small, self-induced change in refractive index due to the electrical field of light passing through it, polarizing its atoms or molecules. It gives rise to an optical non-linearity. The coefficient is usually extremely small because the electrical field associated with light, except in a very intense laser beam, is very small compared to that needed to move atoms about. However, a special type of liquid crystals, orientational photo-refractive liquid crystals, have a 10,000 times higher light-induced photorefractive coefficient. This is because molecules in the LC are more susceptible to orientation. Inovus Materials is developing supranonlinearities for a range of new applications, such as holography, optical storage and image processing, as low-cost alternatives to conventional liquid crystal spatial light modulators. These are highly promising materials for novel optically addressed spatial light modulators (OASLMs) based on photorefractive orientational effects.

EXIGUUS TECHNOLOGIES LIMITED IN PARTNERSHIP WITH UNIVERSITY OF CAMBRIDGE

Electronic devices that the semiconductor industry believes it will be building in the near future are too small to be built using standard lithography techniques. Considering, for more than 30 years, the economics of the semiconductor industry has been centered around Moore's Law, the idea that the number of transistors on a chip will double every 18 months, research teams and commercial firms are driven to find betters ways of making nanodevices. Nanoelectronics encompass both new silicon-based manufacturing processes and entirely new approaches involving nanotubes, nanowires, polymers and organic molecules. The potential revenues from new electronics manufacturing and materials processes are huge, as they must be widely adopted by the semiconductor industry if it is to continue on the same growth path. Researchers today are looking at carbon-based compounds for new and simpler ways to make integrated circuits, often called "organic" or "plastic" transistors. Research into organic transistors may lead to new uses of these promising devices. What could organic transistors be used for? Lightweight and flexible plastic chips could usher in new generations of smart cards, toys, appliances, and many other things that might not be physically or commercially viable using today's silicon-based technology. In addition to being highly flexible and lightweight, plastic transistors hold the promise of tremendously reducing production costs.

TECHNOLOGY

Exiguus is attempting to develop organic molecules to potentially overtake amorphous silicon as the basis of the display industry. Chip makers are looking for ways to make electronic devices on plastic substrates. Successful development could lead to a new market for flexible displays and memories capable of being printed on anything, ushering in an age of disposable computing.


RESEARCH COLLABORATIONS

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

Advance Nanotech, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the center, with a particular emphasis on nanotechnology. In addition the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners.

On October 3, 2005, the Company announced it's financing of CAPE project, BiMAT, Bio-MicroArrays with Thin Film Transistors. BiMAT is developing integrated, low cost and disposable sensors and sensor arrays for point of care diagnostics, clinical monitoring and biomolecular research. BiMAT sensors will incorporate thin film polysilicon transistors deposited on lightweight, inexpensive substrates. Two patent filings cover the sensor detection mechanism and a special thin film transistor (TFT) structure that enables integration and separate optimization of the electronic and sensor functions. The low cost, TFT based integrated circuits for readout of the sensors will have a wide range of applications in disposable biosensors.

MINORITY INTERESTS

SINGULAR ID PTE. LIMITED

On July 28, 2005, Advance Nanotech acquired 10.83 percent equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance Nanotech's Senior Vice President of Business Development, Stephanie Interbartolo, will assume a seat on Singular IDs Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic domains that act like fingerprints to identify each tagged item. Advance Nanotech will help Singular ID further develop and commercialize this technology.

On October 13, 2005, Singular ID Pte. Ltd announced it has signed an agreement with IMS Corporation Pte. Ltd., a subsidiary of the Singapore Exchange listed Advanced Integrated Manufacturing (AIM) Corp Group of Companies. Under this agreement, Singular ID and IMS Corporation will work together to design, develop and commercially manufacture scanners based on Singular ID's proprietary technology


COMPANY STATUS

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

RESULTS OF OPERATIONS

During the quarter ended September 30, 2005, the Company worked to further the development of licensed product candidates and on researching further license opportunities. General and Administration expenses were incurred primarily for consulting fees for accounting, regulatory, licensing and patent advice.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to September 30, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

1) NONE

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





                                     /s/ Magnus Gittins
                                     ------------------------
                                     Magnus Gittins
                                     Chief Executive Officer

                                    Date: November 14, 2005


                                 END OF FILING