Form 10KSB
period 2005-12-31
Advance Nanotech, Inc.
filed 2006-03-31
CIK 354699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                  For the fiscal year ended December 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 011-15499

                              ADVANCE NANOTECH, INC.
                 (name of small business issuer in its charter)

        COLORADO                                        20-1614256
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                        600 LEXINGTON AVENUE, 29TH FLOOR
                               NEW YORK, NY 10022
                                 (212) 583-0080
          (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
          None                                            None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [_] No [X]

Indicate by checkmark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [_] No [X]

Issuer's revenue for its most recent fiscal year:  None

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March 24, 2006, was $45,080,393. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock (26,517,878) held by non-affiliates by the closing price of such stock ($1.70), as of March 24, 2006, as quoted on the OTCBB by the National Association of Securities Dealers (the "NASD").

The number of shares of common stock outstanding as of March 24, 2006, was 33,562,920.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         NUMBERS
                                                                         -------

PART I
           ITEM 1:    Description of Business                                  1
           ITEM 2:    Properties                                              20
           ITEM 3:    Legal Proceedings                                       20
           ITEM 4:    Submission of Matters to a Vote of Security Holders     20


PART II
           ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity
                      Securities                                              20
           ITEM 6:    Management's Discussion and Analysis                    23
           ITEM 7:    Financial Statements                                    31
           ITEM 8:    Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                     31
           ITEM 8A:   Controls and Procedures                                 32
           ITEM 8B:   Other Information                                       32

PART III
           ITEM 9:    Directors and Executive Officers of the Registrant      32
           ITEM 10:   Executive Compensation                                  32
           ITEM 11:   Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters              32
           ITEM 12:   Certain Relationships and Related Transactions          32
           ITEM 13:   Principal Accountant Fees and Services                  32

PART IV
           ITEM 14:   Exhibits and Financial Statement Schedules              33

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

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549, as well as at the SEC's regional office at 5757 Wilshire Boulevard, Suite 500, Los Angeles, California 90036. Our filings are available to the public over the Internet at the SEC's website at http:\\www.sec.gov. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-KSB, 10-QSB, Proxy Statement and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.advancenanotech.com as soon as reasonably practicable after filing such material with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Unless otherwise noted, (1) the term "Advance Nanotech" refers to Advance Nanotech, Inc., a Colorado corporation, (2) the term "Advance" refers to Advance Nanotech, Inc., a privately-held Delaware corporation, (3) the terms "Advance Nanotech," the "Company," "we," "us," and "our," refer to the ongoing business operations of Advance Nanotech and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company, (4) "Advance Nanotech Limited" refers to Advance Nanotech Limited, a wholly owned subsidiary organized in the United Kingdom, (5) the terms "common stock" and "stockholder(s)" refer to Advance Nanotech's common stock and the holders of that stock, respectively, and
(6) the term "warrant" refers to warrants to purchase Company common stock.

OVERVIEW

Advance Nanotech is dedicated to the successful commercialization of disruptive nanotechnologies. Our mission is to rapidly build businesses that transform academic nanotechnology platforms into nano-enabled material, electronics and biopharma products. We are looking for early-stage opportunities which will, within three years, deliver proof-of-concept devices or demonstrate manufacturability. There are many ways to group our nanotechnologies, including by application theme, university partner or time to commercialization. However, generally we group our nanotechnologies into three broad domain-specific groups: electronics, biopharma and materials. Each of these vertical groups is headed by a Senior Vice-President with scientific and industry expertise. Across the company as a whole we provide a "tool-box" to ensure the technologies into which we invest reach maximum market potential. This tool-box includes financing and support services, such as commercialization guidance, project and infrastructure management, leadership assets, and counsel on intellectual property, licensing and regulatory issues. Advance Nanotech's diversified portfolio of 26 nanotechnologies, of which the Company holds a majority stake in 21, impacts a range of applications including, but not limited to, sensors, medical therapeutics and composites. Advance Nanotech is forging partnerships with leading manufacturers and universities in Europe, Asia and North America to transform innovative nanotechnology concepts into practical solutions.

The Company's principal executive offices are located at 600 Lexington Avenue, 29th Floor, New York, NY 10022, and its telephone number is (212) 583-0080.

While we maintain our principal executive offices in New York, we have offices in London and representation in the Republic of Singapore and the Emirate of Dubai, United Arab Emirates.

NATURE OF BUSINESS

Advance Nanotech has interests in 26 nanotechnologies. The Company's combined portfolio has a pipeline of potential products, ranging from implantable medical sensors and chemical detection devices to flexible displays. The Company groups its interests into three broad industry categories: electronics, biopharma and materials. Each interest is then further categorized into one of the following three distinct development phases:

o Near-to-Market Technologies: Technologies with market entrance expected within 18 months.

o Emerging Technologies: Technologies with market entrance expected within 18 to 36 months.

o        Research Technologies:  Early-stage, pre-proof of concept technologies.
         The Company is developing each of these technologies in partnership with leading academic institutions. The market entrance is expected to be greater than 36 months.

We possess formal collaborations with globally respected academic institutions, such as the University of Cambridge, the University of Bristol, and Imperial College, London, which provide the critical mass of expertise necessary to undertake pioneering nanotechnology research that may lead to successful product development. Additionally, we are a strategic partner in the Centre for Advanced Photonics and Electronics ("CAPE") at the University of Cambridge along side corporations such as Dow Corning Corporation, Alps Electric Company Limited, and Marconi Corporation Plc. Lastly, we have recognized the opportunity to make targeted minority investments in promising, later stage nanotechnologies, such as our investment in Singular ID Pte. Limited, based in the Republic of Singapore.

Within each of the three industry categories, electronics, biopharma and materials, we have particular interests.

In ELECTRONICS we are interested in: miniaturization of current technologies, improved fabrication techniques, alternative material exploration, lithographic techniques, computer chips, data storage, optoelectronics, sensors, display technologies, photovolactics, and light-emission and light-transmission structures.

In BIOPHARMA we are interested in: drug delivery technologies, protein engineering, biosensors, "lab-on-a-chip" technologies, medical imaging, implants and prosthetics, array technologies, self-assembly, drug discovery, photodynamic therapy, molecular motors, neuro-electronic interfaces and nanoluminescent tags.

In MATERIALS we are interested in: carbon nanotubes, inorganic nanotubes, nanowires, nanoparticles, fullerenes, dendrimers, quantum dots, renewable nanocomposites, coatings and surfaces, fuel cells, lubricants and purification and separation technologies.

As Advance Nanotech's technologies move from research technologies into emerging technologies, the Company forms businesses around the funded technology programs. This provides us with a structured business entity in which we can invest additional resources to commercialize the technology being developed, while retaining, in most cases, a controlling position in order that we maintain the flexibility to commercialize the technology in the most value-generating manner for our stockholders. We provide our subsidiaries with financial, administrative, project management, corporate, intellectual property and strategic resources. We believe that this business model will enable each research team at each university partner to maintain focus on the specific technology they are developing and each management team to focus on specific markets, increasing the likelihood of successful technological development and commercialization, in a cost effective way so as to reduce the risk for our stockholders.

The science underpinning nanotechnology has been the subject of research, within academia especially, for over forty years. The commercial challenge has been to utilize this investment to produce practical products that fulfill real industry and consumer needs. We believe that the capabilities and infrastructure are now in place to evolve this scientific investment into products. Nevertheless, nanotechnology as a catalyst for industrial change is still nascent, competitive and expensive. We believe that these characteristics create risks for investors. Our portfolio of nanotechnologies provides the diversity that we feel is necessary to mitigate investor risk, while operating within a managed, low-cost environment that we, operating with our academic partners, are uniquely able to provide.

During the 12 months ended December 31, 2005, the Company invested approximately $6,898,247 on research and development activities. This investment consisted of $6,873,412 in cash investments and an estimated $24,835 in non-cash investments. The Company consummated a reverse merger transaction on October 1, 2004, after which time the operations of the predecessor company were halted and the Company's business plan was implemented.

WHAT IS NANOTECHNOLOGY AND WHY IS IT IMPORTANT NOW?

Nanotechnology is not limited to any one discipline of science. Nanotechnology is defined as the design, characterization, production and application of structures, devices, and systems measuring between 1 and 100 nanometers. A nanometer is a billionth of a meter, approximately 80,000 times smaller than the width of a human hair. At the nanoscale, the ratio between surface area and volume changes, causing materials to defy their conventional properties, instead exhibiting unique and often unparalleled characteristics.

Nanotechnology is reshaping our approach to science and industry and will become increasingly important to business in the creation of new products and more efficient manufacturing methods. Existing technologies, of orders of magnitude larger than nanotechnology, are rapidly approaching a technological "ceiling", which will prevent future increases in performance. With the unrelenting demands of business and consumers, these technologies will soon be incapable of meeting industry needs. Nanotechnology offers potential solutions to break through this "ceiling" and provide the capability to continue developing products to meet, and exceed, consumer and industrial expectations. As the National Science Foundation states, nanotechnology's affects will be profound, long-lasting and act as a catalyst, much like the combustion engine or personal computer, for whole-sale industrial change.

Nanotechnology, more than likely, is already impacting your daily life. Nanotechnology enabled applications include improved stain resistant and crease resistant fabrics, golf balls and films for sun screens. It is likely that you will have used such products, perhaps without knowing that nanotechnology is making the improved benefits of these products possible. Soon we may see nanotechnology enabled products in more areas of our daily lives, in everything from cell phones, with vastly improved power duration and screen quality, to medical devices which may be implanted within the body for the instant diagnosis and treatment of disease.

Nanotechnology unlocks new possibilities in certain aspects of science with the potential to enable a step-change towards improved quality of life.

On December 29, 1959, at the annual meeting of the American Physical Society at the California Institute of Technology, Dr. Richard Feynman gave a lecture entitled "There's Plenty of Room at the Bottom." In his lecture, Dr. Feynman, a physicist, talked about the possibilities of manipulating and controlling things on the nanoscale. This lecture "kick-started" interest throughout academia and triggered nanoscale discoveries in all scientific disciplines over the last four decades.

Interest has increased for two related reasons. Firstly, there is a need on the part of industry to go beyond the current limitations of existing technologies to meet the increased needs and expectations of consumers. As with all competitive industries, those businesses with the best product lines at the right price tend to be the most successful. Nanotechnology has effectively unlocked a whole new dimension of functionality and performance and the race is on to develop marketable products which incorporate these enhancements. Secondly, the enabling tools which allow researchers to develop and manufacture products at this scale are now readily usable. We believe these tools also allow us to bridge the nanoscale world to the enabling, or platform, technologies of the micro-world in the production of finished, useful products.

COMMERCIALIZING INNOVATION

Advance Nanotech strives to provide a product-focused, fast-track commercialization path for innovative nanotechnology. We seek to bridge the gap between pioneering research and marketable products through unique partnerships with leading universities throughout the world.

As with all early-stage science, academia can usually be found at the forefront. The academic community has been working on the science underpinning nanotechnology for over forty years. As a result, many of the discoveries that were necessary to prove out scientific theory were made in academic labs by university researchers. From this investment a large amount of intellectual capital has been generated, within an infrastructure rich environment of expensive, capital equipment and cross-disciplinary human resources; physicists, biologists and engineers for example. We believe that the low-risk commercialization of that scientific investment will lead to new nanotechnology enabled products.

Nanotech-scale products have been in use for several decades, largely in materials applications. Recent developments in power and communications technologies have shrunken and made cost-effective the enabling technologies required to produce high-value products in the form of complete nanotech devices.

IS  ACADEMIA  ABLE  TO  TURN  SCIENCE  INTO  PRACTICAL   TECHNOLOGIES  FOR  REAL
APPLICATIONS?

The academic community is changing all the time. Increasingly we see cross-disciplinary institutes being formed that cut across traditional scientific disciplines. The scientific driver behind this is typically that the old way of distinguishing academic disciplines, physics from chemistry, for example, no longer fit the increasingly integrated nature of academic research - nanotechnology is just one such example of this new convergence in practice. The commercial reason behind this change is that academia is re-evaluating its position in the "supply-chain" of new technologies. Academia is investing large sums of money in state of the art facilities. Having invested large amounts of resources in understanding the science behind nanotechnology, academia is increasingly interested in generating value from its commercialization. For example, the Institute for Biomedical Engineering (Imperial College, London) has a set of commercial criteria by which new projects are assessed before they are accepted for continued development. In addition this facility draws on a network of commercial partners which it uses to direct its efforts to introduce, not science, but technologies with real commercial value and purpose. The same is true across the world. We can draw on the existing strengths of universities, namely scale, infrastructure, personnel, support services, and this new cultural change in approach to develop real technologies that will impact the lives of people throughout the world.

In addition to positioning Advance Nanotech personnel on-site with an academic partner to assist and mentor the maturation of nanotechnologies, we employ a web-based project management infrastructure. We believe this allows us to, in an unobtrusive manner, validate progress, the creation and capture of intellectual property and the adherence to developmental milestones. In addition, we organize seminars and group review sessions in which we are able to share ideas and innovations.

DEVELOPMENT NETWORK

We continue to develop a strong scientific and commercial network. Our network provides a framework of supportive services that we use to advance the commercialization of our investments. We have relationships with intellectual property experts, mass production and fabrication sources, enabling technology partners, leading universities and a scientific advisory board, comprising of leading experts in the field. Management believes the flexibility of our university-based research and development platform allows us to work with individual scientists to fine tune individual research programs to achieve our goal of accelerated product commercialization.

With additional enabling technologies now available, a "where next?" opportunity exists to replenish the product pipelines of big industry by licensing or co-developing leading nanotechnology. There is increased interest from industrial businesses and financial communities for later-stage products which can be readily incorporated into existing product lines. This has created an "innovation gap" between nanotech research and licensable product. We believe we have developed a process for facilitating the development of new technologies and bridging this gap in a relatively low-cost and expedited manner.

COST EFFECTIVE PRODUCT DEVELOPMENT

Our business plan is designed to have our technology developed within the university environment which provides certain cost advantages. The university environment allows predictability of development costs, minimal equipment expense, and access to intellectual capital. During the research and development phase, we, in parallel with the university, begin the process of commercializing the results. We use our network of financial resources and management expertise to begin discussions with future industrial partners that would be interested in licensing later-stage technologies.

While a university is developing a product within a low-cost environment that it provides, we apply additional resources to the program to commercialize the results. We take a cautious approach to making additional capital commitments and design our capital commitment agreements so that we may choose to fund those technologies which have matured within the university environment. Once they are sufficiently proven we apply additional resources to the subsidiary, which may include further funding from capital markets to execute the commercialization in the most productive manner. We aim to offer a broad, low-cost portfolio of technologies, rather than focusing on one or two technologies or products, in order to capture the potential of the extensive and, at this time, relatively undeveloped nanotechnology arena.

Currently, operations conducted by Advance Nanotech consist of primarily technological research and development. It could take a long time to bring products to market, and success is uncertain. We can give no assurances that research and development being conducted by Advance Nanotech will generate any revenue or profits. See the "Risk Factors" for additional information on the risks and uncertainties associated with Advance Nanotech's business.

As of December 31, 2005, Advance Nanotech had 11 employees, all of whom were full time.

THE NANOTECHNOLOGY OPPORTUNITY

MARKET ESTIMATES

The National Science Foundation (NSF) estimates the world-wide impact of nanotechnologies and products to total $1 trillion by 2015. The NSF breaks the estimate down by sector as follows: $340 billion/year in materials beyond chemistry; $300 billion/year in electronics; $180 billion/year in pharmaceuticals; $100 billion/year in chemicals (including catalysts); $70 billion/year in aerospace applications; and $22 billion/year in nanotech tools. Based on the same report, the NSF also estimates the nanotechnology industry will require up to 2 million employees world-wide.

GOVERNMENTAL SUPPORT

The National Nanotechnology Initiative (NNI) that began under former President Clinton's administration with an allocation of $422 million, shall receive over $1 billion in 2006, under President Bush's Budget. See THE NATIONAL NANOTECH
INITIATIVE: SUPPLEMENT TO THE PRESIDENT'S FY 2006 BUDGET. Eleven of the United States' federal agencies currently fund nanotechnology research and development under the NNI, and another eleven participate in coordination. Additionally, governments on the state level are lending support to nanotechnology pursuits. In fact, in January 2006, the California Nanotechnology Initiative called for an investment in nanotechnology of $4.6 billion over the next ten years through a combination of private equity and public bond financing.

Governments world-wide are making research and development of nanotechnology a priority. In its Nanotech Report 2004, Lux Research stated its view that governments world-wide will invest more than $4.6 billion in nanotechnology research and development in 2004. Lux Research estimated that in 2004 North America will contribute $1.6 billion, Asia $1.6 billion, Europe $1.3 billion, and the rest of the world the remaining $133 million. For example, in 2003, as part of the Micro and Nanotech Initiative (MNT), the UK's Science and Innovation Minister announced a cash allotment of GBP 90 million (approximately $158 million) over the following six years to help industry harness the commercial opportunities offered by nanotechnology. Additionally, according to the magazine "SMALL TIMES," in 2002, Taiwan's National Science Council announced the establishment of its own National Nanotechnology Initiative with funding of $667 million, starting in 2003, over three years.

Government support can be best visualized in "bricks-and-mortar" initiatives as new nanotechnology centers are created within the academic environment. For instance, the new Centre for Advanced Photonics and Electronics at the University of Cambridge, of which Advance Nanotech is a Strategic Partner, is a UK government funded institute that seeks to blend multi-disciplinary scientists with commercial partners. The objective is to fuse the interests of academia, largely centered on applied engineering departments, within the supply chain of technologies to meet industrial needs communicated by commercial partners. With government spending largely flowing to academic institutes and the creation of such centers and infrastructure, we have an opportunity to benefit through direct and in-direct association. Our university partnerships enable us to access the cross-disciplinary expertise required for emerging nanotechnology research within the existing infrastructure-rich environment found at universities.

CORPORATE & START-UP ACTIVITY

Lux Research's 2004 report estimated that corporations will spend more than $3.8 billion globally on nanotechnology research and development. This spending was allocated as follows: North America companies $1.7 billion; Asian companies $1.4 billion; and European companies $650 million.

Lux Research's 2004 report estimated that 63% of the 30 companies that comprise the Dow Jones Industrial Average currently fund nanotechnology research and development, making it difficult to ignore the shift towards the nanoscale. Nanotechnology-geared start-ups numbered near 1,200. More than half of these operate from within the United States. Lux Research reported in 2004 that 109 nanotech startups had received venture capital funding since 1998, with a total of $1.1 billion in financing.

An estimated total of 88,546 nanotechnology related patents were registered with the U.S. Patent and Trademark Office between 1976 and 2002. Of this total, the countries receiving the most patent assignments were the United States with 64%, Japan with 9% and France with 2%.

CORPORATE HISTORY

The corporation was originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980, and subsequently changed its name to Dynamic I-T, Inc. and then in January 2004, changed its name to Artwork & Beyond, Inc. ("Artwork").

Effective on October 1, 2004, Artwork entered into an agreement (the "Exchange Agreement") to acquire all of the issued and outstanding common stock of Advance (a privately-held Delaware corporation). The acquisition transaction (the "Acquisition") closed simultaneously with the execution of the Exchange Agreement. Artwork and its affiliates were unrelated to the stockholders of Advance or Advance Nanotech prior to the execution, delivery and performance of the Exchange Agreement.

Prior to the Acquisition, 17,344,568 shares of the Company's common stock were outstanding (no more than 20,000,000 on a fully diluted basis). Upon closing of the transaction, 70,000,000 shares of stock were issued to the former stockholders of Advance in exchange for shares of Artwork, together with rights to acquire a further 1,910,000,000 of shares of Artwork. As a result, the former stockholders of Advance, in the aggregate, then owned shares with the right to vote approximately 80% of the votes for directors of Artwork, or 99% on a fully diluted basis. Artwork's two existing directors continued to be members of Artwork's Board of Directors for one month following the Acquisition, and Messrs. Linden Boyne and Magnus Gittins joined Artwork's Board of Directors. At the time of the Acquisition, Artwork's officers resigned and were replaced by Magnus Gittins as Chief Executive Officer and President and Linden Boyne as Chief Financial Officer, Secretary and Treasurer. Pursuant to a separate spin-off agreement, Artwork disposed of its operating subsidiary prior to the Acquisition to Artwork's former President, Howard Blum in exchange for his assumption of all of the related liabilities.

The change of control resulting from the Exchange Agreement was accounted for as a "reverse acquisition," as though Advance Nanotech's predecessor acquired Advance Nanotech through a purchase of net assets. As a result, the financial statements of Advance Nanotech are deemed to be those of its predecessor from its inception on August 17, 2004 and reflect the consolidated assets and operations of the two entities only from and after October 1, 2004.

The full text of the Exchange Agreement may be found at Exhibit 10.2 to the Form 8-K as filed with the Securities and Exchange Commission on October 10, 2004.

PORTFOLIO AND SUBSIDIARY AGREEMENTS

On May 28, 2004, Advance Nanotech acquired approximately 60% of Owlstone Limited in consideration for which Advance Nanotech agreed to provide a $2 million facility over two years for the development of a chemical sensor. On October 5, 2005, Advance Nanotech agreed to increase the facility provided to Owlstone Nanotech, Inc., (parent of Owlstone Limited) by $1 million to bring the facility total to $3 million. In exchange for the facility increase, the Company received 6,000,000 shares of Owlstone Nanotech, Inc., increasing Advance Nanotech's ownership of Owlstone to 63.6%.

On October 22, 2004, Advance Nanotech subsidiary, Nano Solutions Limited, entered into a research collaboration agreement with Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector over the course of the next three years. This collaboration comprises seven technologies. Nano Solutions Limited possesses the right to re-assign its technology rights for each project to any subsidiary within the Company's control. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. As part of the transaction, Imperial Innovations Limited, a subsidiary of Imperial College, received 25% of the equity in Nano Solutions Limited. Advance Nanotech possesses the right to an exclusive world-wide license for all intellectual property generated as a result of this effort.

On December 13, 2004, Advance Nanotech wholly owned subsidiary, NanoFED Limited, entered into a $2 million development contract with the University of Bristol to further develop the existing technologies the university has generated in the area of field emission displays ("FEDs"). Advance Nanotech will receive an exclusive world-wide license for the display technologies developed as a result of this effort. In 2005, the NanoFED program was expanded to include Nanolight, a new program to use nanostructured materials to develop enhanced high-efficiency, low voltage FEDs.

On December 24, 2004, Advance Nanotech wholly owned subsidiary, Cambridge Nanotechnology Limited, entered into a research collaboration agreement with the University of Cambridge to provide $5.35 million for the development of carbon nanotube and silicon nanowire materials and devices. This collaboration comprises seven technologies. Cambridge Nanotechnology Limited possesses the right to re-assign its technology rights for each project to any subsidiary within the Company's control. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. Advance Nanotech possesses oversight and the right to license all intellectual property generated as a result of this effort.

On January 24, 2005, Advance Nanotech subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million. Bio-Nano Sensium Technologies Limited has rights to Toumaz Technologies Limited's portfolio of background patents and patent applications and exclusive rights to all arising intellectual property in the field of biological and medical applications involving nanostructured features.

On February 1, 2005, Advance Nanotech entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics ("CAPE") along with the University of Cambridge, Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. As a Strategic Partner to CAPE, Advance Nanotech will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, the Strategic Partners nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners.

As of December 31, 2005, we possessed controlling interests in the companies listed below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK and are operated as majority-owned subsidiaries. Owlstone Nanotech, Inc. is incorporated in the state of Delaware and Advance Nanotech owns 63.60% of the capital stock of Owlstone. Advance Nanotech owns 90% of the capital stock of Advance Nanotech Singapore Pte. Ltd., a company incorporated in Singapore. Advance Nanotech Singapore Pte. Ltd. in turn owns 10.83% of Singular ID Pte. Limited, a separate company incorporated in Singapore.

The  following  table   summarizes   Advance   Nanotech,   Inc.'s  26  portfolio
technologies:

                                                                   CUMULATIVE
                                                                       R&D
                                         PORTFOLIO        %        FUNDING AS                                           DEVELOPMENT
  SUBSIDIARY          TECHNOLOGY           COUNT      OWNERSHIP   OF 12/31/2005               DESCRIPTION                  PHASE
--------------- ----------------------- ------------ ------------ -------------- -------------------------------------- -----------
CENTRE FOR ADVANCED PHOTONICS & ELECTRONICS
(CAPE)                                                 100.00%      $  342,783
             1  EPI CNT                      1                                   Chirality control of nanotubes by      Research
                                                                                 epitaxial growth on solid catalysts    Technologies
             2  RANTED                       2                                   Re-orientable aligned carbon           Research
                                                                                 nanotube devices                       Technologies

CENTRE FOR ADVANCED PHOTONICS & ELECTRONICS (CAPE)     25.00%       $  114,261
(CAPE partner projects with Dow Corning, ALPS, and
Marconi)
             1  HIMO                         3 *                                 High mobility oxides                   Research
                                                                                                                        Technologies
             2  NOTICE                       4 *                                 Next generation communications         Research
                                                                                 infrastructure for broadband           Technologies
             3  ANTS                         5 *                                 Artificial nanoscale threshold         Research
                                                                                 switching in phase-change materials    Technologies
             4  ROMP                         6 *                                 Reconfigurable optical modes in        Research
                                                                                 plastic fibers and waveguides          Technologies

CAMBRIDGE NANOTECHNOLOGY LIMITED (UNIVERSITY OF        100.00%      $1,860,582
CAMBRIDGE)
             1  Cambridge Nanotechnology     7                                   Indium tin oxide replacement           Emerging
                                                                                                                        Technology
             2  NanoOptics                   8                                   Nanotubes for ultra-fast optical       Emerging
                                                                                 components                             Technology
             3  Nano Photonics               9                                   Liquid crystal structures over         Emerging
                                                                                 nanotube array                         Technology
             4  Nano Devices I              10                                   Silicon nanowires for optical          Emerging
                                                                                 applications                           Technology
             5  Nano Devices II             11                                   Silicon nanowires for high mobility    Emerging
                                                                                 transistors                            Technology
             6  Inovus Materials            12                                   Carbon nanotube/liquid crystal         Emerging
                                                                                 mixtures                               Technology
             7  Exiguus Technologies        13                                   Silicon nanowires conductivity         Research
                                                                                 enhancers in organic conductors        Technologies

SINGULAR ID PTE LIMITED                     14 *        10.83%      $  183,632   Magnetic nanoparticles for security    Near to
                                                                                 and authentication                     Market
(a minority interest of Advance Nanotech Singapore Pte. Ltd.
which is owned 90% by Advance Nanotech)

OWLSTONE NANOTECH, INC.                     15 ^        63.60%      $1,632,611   FAIMS chemical sensor                  Near to
                                                                                                                        Market

BIO-NANO SENSIUM TECHNOLOGIES LIMITED       16 ^        55.00%      $1,560,591   Low-power processing and wireless      Near to
                                                                                 communication for bio-sensors          Market

NANOFED LIMITED (UNIVERSITY OF BRISTOL)                100.00%      $  639,138

             1  Nano FED                    17 ^                                 Lithiated microdiamond emitter for     Near to
                                                                                 displays                               Market
             2  Nano Light                  18 ^                                 Zinc oxide nanorods for enhancement    Emerging
                                                                                 of phosphors                           Technology

NANO SOLUTIONS LIMITED (IMPERIAL                        75.00%      $1,483,688
COLLEGE, LONDON)
             1  Advanced Proteomics         19 ^                                 Engineered nanoparticles for           Emerging
                                                                                 proteomics                             Technology
             2  Intelligent Biosensors I    20 ^                                 Nano-powered sensors for new           Emerging
                                                                                 therapies in epilepsy                  Technology
             3  Intelligent Biosensors II   21 ^                                 Implantable nerve cuff for
                                                                                 monitoring the vagus nerve for         Emerging
                                                                                 epilepsy                               Technology
             4  NanoVindex                  22 ^                                 Nanoparticle-hydrogel composites for   Emerging
                                                                                 drug delivery                          Technology
             5  Nano Diagnostics            23 ^                                 Detection of hemorrhagic stroke        Emerging
                                                                                 using wideband microwaves              Technology
             6  Visus Nanotech              24 ^                                 Visual restoration by nanoparticle     Emerging
                                                                                 stimulation of retinal cells           Technology
             7  Econanotech                 25 ^                                 Environmentally friendly               Research
                                                                                 nanocomposites                         Technologies
             8  Nanocomposites              26 ^                                 Titanium oxide nanocomposites          Research
                                                                                                                        Technologies

* Represents a minority interest within the portfolio
^ Represents that the  collaboration  agreement is held by Advance Nanotech Ltd.
  (A wholly owned subsidiary of Advance Nanotech Inc.)

On October 22, 2004, Nano Solutions Limited entered into a research collaboration agreement with Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare device sector over the course of the next three years. This collaboration comprises seven technologies. Nano Solutions Limited possesses the right to re-assign its technology rights for each project to any subsidiary within the Company's control. As part of its on-going efforts to work to commercialize the outputs of these programs, the Company has re-assigned each program to a subsidiary company, newly incorporated for the purposes of the continued development of that particular technology. As part of the transaction, Imperial Innovations Limited, a subsidiary of Imperial College, London, received 25% of the equity in Nano Solutions Limited. The equity ownership of Advance Nanotech in those subsidiaries to which the technology rights have been assigned has been adjusted to reflect Imperial Innovations Limited 25% ownership of those entities. Advance Nanotech possesses the right to an exclusive world-wide license for all intellectual property generated as a result of this effort.

With the exception of Owlstone  Nanotech,  Inc.,  Bio-Nano Sensium  Technologies
Limited, and Singular ID Pte. Limited, each subsidiary has been specifically incorporated with the purpose of commercializing a particular university collaborative program. The collaborative agreements which Advance Nanotech strikes with a particular university will often include multiple research programs around a particular theme. Advance Nanotech has the right to re-assign those research programs to any of its subsidiaries. This allows Advance Nanotech to apply additional resources to assist in the development and commercialization of the technology, while retaining flexibility. Additionally, the incorporation of these entities allows Advance Nanotech to build out management teams for each subsidiary as the development of the technology proves successful within the university environment.

NEAR-TO-MARKET TECHNOLOGIES

OWLSTONE NANOTECH, INC. ("OWLSTONE")

Owlstone was founded to commercialize miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nanotechnology, Owlstone strives to bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. If successfully developed, Owlstone's technology intends to drive down the cost and size of point detection systems and improve performance. Owlstone's vision is to have its detection systems in every train, financial institution, government building, airport, stadium and any target at risk from chemical or explosive attack.

On May 28, 2004, Advance Nanotech provided Owlstone Limited ("Owl Ltd.") with a $2 million secured facility and entered into an agreement with Messrs. Paul Boyle, Andrew Koehl and David Ruiz-Alonso ("the founders") under which the founders assigned their intellectual property concerning the Owlstone technology to Owl Ltd. and were issued shares totaling 40% of the issued and outstanding shares capital of Owl Ltd. The facility was provided to continue technological development of Owl Ltd.'s sensing product.

In the third quarter of 2005, all stockholders of Owl Ltd. agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. All operations, intellectual property, and commitments of Owl Ltd. were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest, and in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone. Following this additional share issuance, Advance Nanotech now holds approximately 63.6% of Owlstone and the founders retain the other 36.4% of the total issued and outstanding capital of Owlstone.

In the fourth quarter of 2005, the Company announced its intention to dividend approximately 6,000,000 shares of common stock of Owlstone in a distribution covered by a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended. Subsequently, on February 9, 2006, Owlstone voluntarily filed an application to withdraw this registration statement. Owlstone withdrew this registration statement in order to pursue alternative opportunities to create stockholder value. As part of this strategic initiative, Owlstone engaged ThinkEquity Partners LLC to act as its exclusive financial advisor with respect to investment banking services and strategic advisory.

Owlstone's website, www.owlstonenanotech.com, provides information regarding the detection technology, future product applications, the Owlstone management team, and the latest Owlstone news.

TECHNOLOGY

Owlstone is shrinking the full functionality of chemical agent detectors using emerging nanofabrication techniques. Owlstone has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. Owlstone anticipates generating production level volumes of miniature chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. If successfully developed, the device will be approximately the size of a dime and cost approximately 100 times less than the current commercially successful products. It is a "black box" system that can be directly embedded into current systems to extend their range of capabilities and it is small and inexpensive enough to be used in entirely new deployment scenarios. The device under development has the capability to be flexibly updated with emerging chemical threats, and its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyzer or an exhaust emissions controller.

Owlstone has filed 13 patent applications in the US and UK, with approximately eight more in the pipeline. Owlstone recognizes the need to aggressively protect its unique design and innovations and, thereby increasing the barriers to competition.

In the fourth quarter of 2005, the Company announced Owlstone's beta testing program with Kidde, the global fire and safety group. The Owlstone Sensor, a nano-fabricated chemical detection system, will be tested for suitability in the next generation of Kidde's safety detection, prevention and protection systems. Kidde is part of UTC Fire & Security, a business unit of United Technologies Corporation (NYSE:UTX).

MARKET OPPORTUNITY

Homeland security is a major focus for governments across the globe. Management believes there is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With current systems costing upwards of several thousand dollars each, it is not viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that will allow us to drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today's fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of already existing technology and the exploitation of emerging nanofabrication techniques. Owlstone's devices strive to displace existing systems as new deployment capabilities are exploited. It may become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. According to a report published by In-Stat MDR and Frost and Sullivan, the market for next generation chemical and biological sensors, including non-defense applications, will rise from $2.3 billion in 2002 to nearly $4 billion in 2007.

MANAGEMENT

ANDREW KOEHL, CO-FOUNDER, DIRECTOR, AND PRESIDENT, PRODUCTS

Mr. Koehl was Owlstone's founding CEO before moving into his role as President, Products in September 2005. He continues to share responsibility for Owlstone's day-to-day operations. Mr. Koehl is the inventor of the microchip spectrometer technology on which Owlstone has based its business, which he developed while a postgraduate at the University of Cambridge. He holds a B.S. in Electrical Engineering from the California Institute of Technology. He is currently on leave from the PhD program at the University of Cambridge.

DAVID RUIZ-ALONSO, CO-FOUNDER, DIRECTOR, AND PRESIDENT, TECHNOLOGY

Mr. Ruiz-Alonso oversees, integrates and manages the various development threads of the Owlstone detection technology. Additionally he develops and assesses new ideas, which improve upon the core technology and broaden the product base. Prior to co-founding Owlstone, Mr. Ruiz-Alonso was a candidate for a PhD in superconduction modeling at Cambridge University. Mr. Ruiz-Alonso earned his bachelor's and master's degrees in engineering at the University of Valencia, where he took a double major in electronics and communications. He then spent a year as a graduate student at the University of California, Berkeley, where he completed his MSc thesis.

PAUL BOYLE, CO-FOUNDER, DIRECTOR, AND PRESIDENT, OPERATIONS

Since co-founding Owlstone, Mr. Boyle has been overseeing the development and implementation of the detection technology with nanotechnology foundry partners. He is also active in business development, demonstrating to partners how the Owlstone technology can be used to realize a paradigm shift in detection applications and deployment scenarios. Mr. Boyle is heavily involved in the creation and realization of new technologies and intellectual property. Prior to joining Owlstone Mr. Boyle was a Research Associate in the Microsystems and
Nanotech  group  at  the  University  of  Cambridge.   In  an  academic/industry
consortium, he designed and developed silicon-opto hybrid devices for next generation telecoms systems. Mr. Boyle earned both a bachelor's and master's degrees in engineering from the University of Cambridge.

DR. ASHLEY WILKS, RESEARCH AND DEVELOPMENT

Prior to joining Owlstone, Dr. Wilks worked in research and development for Smiths Detection ("Smiths"), the world's leading provider of X-ray and trace detection equipment. At Smiths, he worked with a team of scientists and engineers developing and testing systems for the detection of volatile organic compounds and toxic gases. Before Smiths, Dr. Wilks spent time at the UMIST Department of Instrumentation and Analytical Science teaching practical courses in instrumental techniques for chemical and biochemical analysis. Dr Wilks also worked with APS/Berk Pharmaceuticals where he played a principal role in analytical method development, having initially trained as a pharmaceutical analyst with
Rhone-Poulenc Rorer. He holds a PhD and MSc from UMIST, Manchester and a BSc from the University of Surrey.

More information on Owlstone Nanotech, Inc. can be found on the company's website, www.owlstonenanotech.com.

BIO-NANO SENSIUM TECHNOLOGIES LIMITED ("BIO-NANO SENSIUM TECHNOLOGIES")

Bio-Nano Sensium Technologies is a joint venture company established by Advance Nanotech and Toumaz Technology Limited ("Toumaz"), a leading developer of silicon devices that operate at reduced power levels one hundred times less than other state-of-the-art components. On January 24, 2005, Bio-Nano Sensium Technologies entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million.

Originally formed in 2000 as a spinout from Imperial College, London, by Professor Chris Toumazou and Keith Errey, Toumaz is located in Oxfordshire, UK and employs over 20 researchers and engineers. We believe the Sensium is an enabling technology which provides an ultra-low power sensor and information processor. We believe the Sensium is an ideal platform for the next generation of body worn and implantable bio monitors that use nanotechnology and wireless communications to monitor and report on medical conditions, on a continuous basis from on or within the body itself. If successfully developed and commercialized, such monitors could be instrumental in taking healthcare to the next level of preventative medicine, where systems diagnose and treat medical conditions. In addition to biological and medical applications there are a wide range of military and security sensing scenarios that could benefit from the rich feature set that the Sensium provides.

Bio-Nano   Sensium   Technologies  has  the  exclusive   world-wide   rights  to
commercialize, market, sell and deploy the Sensium in all biological and medical applications involving nanostructured features.

TECHNOLOGY

The Sensium is the communications component of an implantable or surface worn biosensor. It is a component of the total device that is fabricated to be compatable with a specific sensor and communicates the data to a central device within the room or environment to collect the data.

The Sensium is a generic wireless sensor and information processor combining a programmable sensor interface with local intelligence using the proprietary ultra-low power nano-CMOS based systems technology of Toumaz Technology Ltd. The Sensium has an ultra-low power transceiver platform that can be programmed to operate in different frequency bands and under various standard wireless platforms. The Sensium offers a nano-powered computing and communication device, sensor, and power source in a single silicon package. This technology is designed for integration with bio-nanosystems, where final product devices must be small, low power, possess on-board processing capability and incorporate wireless communications.

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

Bio-Nano Sensium Technologies is integrating the ultra-low power AMx(TM) processing with low power wireless systems for bionanotechnology products and devices for selected government applications, particularly for military, homeland security and emergency services. Low power AMx(TM) baseband solutions will enable Bio-Nano Sensium Technologies to offer complete chip sets to customers with unprecedented low power consumption while maintaining consumer level pricing. The integration of Toumaz low power wireless, ultra-low power signal processing, sensors and power sources into a single silicon package may be the first true example of "ubiquitous silicon" and is expected to play a central role in the developing concept of "ubiquitous computing". Healthcare and security related applications are everywhere, and the Sensium will be a vital platform technology for each one.

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

MARKET OPPORTUNITY

A 2000 Intechno Consulting, located in Basle Switzerland, forecast stated that the world-wide non-military sensor market will be $50.6 billion in 2008 with highest demand and growth in motor vehicles, process industries and at the right price points, in consumer applications. The report went on to outline the functionability of sensors as follows: "Sensors based on MEMS technologies and smart sensors are at the focus of current sensor development. MEMS technologies allow to miniaturize sensors and, at the same time, to integrate their sensor elements with microelectronic functions in minimal space. Only MEMS technologies make it possible to mass produce sensors more and more cost-effectively while improving their functionality and miniaturizing them. The greatest progress in innovation will happen when MEMS technologies overlap with smart technologies.
.... The main goal of smart sensor  development is to improve the reliability and durability of these sensors and make them more easily adaptable to new functions and conditions during the operating phase. In addition to self-diagnostic capabilities, smart sensors can have the functions of self-calibration and self-adaptation."

The strategy of Bio-Nano Sensium Technologies is to apply the Sensium to the burgeoning nanotechnology market in particular to the bio-nanotechnology and government segment where nano-power driven electronic systems with wireless communication capability will be ultra-important. The Sensium application is expected to provide the bridge for integrating bio-nano systems with existing microsystems and other technologies for technically and commercially feasible products. If successfully commercialized, the resulting applications could multiply with the expected growth of the bionanotechnology in the pharmaceutical and medical devices industries. Bio-Nano Sensium Technologies could also derive significant benefit from the growth of sensor networks in the military, homeland security and emergency services markets world-wide.

MANAGEMENT

PROFESSOR CHRIS TOUMAZOU, PHD, FIEEE, PROFESSOR OF CIRCUIT DESIGN IN THE DEPARTMENT OF ELECTRICAL AND ELECTRONIC ENGINEERING, AND DIRECTOR OF THE INSTITUTE OF BIOMEDICAL ENGINEERING AT IMPERIAL COLLEGE, LONDON, U.K.

Professor   Toumazou's   research  interests  include  high  frequency  analogue
integrated circuit design in bipolar, CMOS and SiGe technology for RF electronics and low-power electronics for biomedical applications. He has authored or co-authored some 300 publications in the field of analogue electronics and is a member of many professional committees. Mr. Toumazou has seven patents in the field of RF and low power electronics. At the age of 33, Mr. Toumazou was the youngest professor ever to be appointed at Imperial College. He is co-winner of the IEE 1991 Rayleigh Best Book Award for Analog IC
Design: the Current-Mode Approach. He is also a recipient of the 1992 IEEE CAS Outstanding Young Author Award for his work on High Speed GaAs Op-amp Design. The IEEE is the main USA Electrical and Electronic Engineering Society. In January 2000 Mr. Toumazou was elected to the fellowship of the IEEE for contributions to current-mode analogue design. In 2003 Mr. Toumazou was invited to deliver the Royal Society Clifford Patterson Prize Lecture entitled "The Bionic Man" for which he received a Royal Society Medal.

DR. PETER GAMMEL, SENIOR VICE PRESIDENT, ELECTRONICS

Peter Gammel brings over 25 years experience in electronics to Bio-Nano Sensium Technologies. Prior to joining Advance Nanotech as Senior Vice President, Electronics, Dr. Gammel held the position of CTO of Agere Systems' Analog Products Division. Dr. Gammel also served as the Director of System on a Chip Integration Research at Bell Laboratories, Lucent Technologies and in several leadership positions within AT&T Bell Laboratories. Before entering the corporate world, Dr. Gammel conducted research at several leading universities, including Cornell University, M.I.T. and Washington University. He holds a PhD in physics from Cornell and two BS degrees from M.I.T., in Physics and Mathematics. Dr. Gammel is responsible for approximately 50 patent filings and over 200 publications through his work with Agere, Lucent, AT&T Bell Labs, Cornell University, and MIT.

DR. MICHAEL HELMUS, SENIOR VICE PRESIDENT, BIOPHARMA

Michael Helmus served as the Vice President, Advanced Biomaterials at Boston Scientific before joining Advance Nanotech as Senior Vice President, BioPharma. Prior to that Dr. Helmus held leadership positions with organizations including Edwards Lifesciences, Baxter CVS, Pfizer, and Arthur D. Little. Dr. Helmus holds a PhD and an MS in Biomedical Engineering from Case Western Reserve University and a BS in Metallurgy and Materials Science from Lehigh University. Dr. Helmus' expertise includes the identification and acquisition of new technologies, implementation and management of research and development programs, and intellectual property development and management. In the course of his career Dr. Helmus has filed 47 patents, authored 47 technical publications and written 29 technology and market assessments.

NANOFED LIMITED ("NanoFED")

NanoFED was formed to commercialize the flat screen display technologies resulting from advanced research at the University of Bristol, UK. On December 13, 2004, NanoFED entered into a $2 million development contract with the University of Bristol to further develop technologies generated in the area of field emission displays. Advance Nanotech received an exclusive world-wide license for all display technologies developed as a result of this effort.

Field Emission Displays ("FEDs") are flat panel displays that offer a replacement to bulky Cathode Ray Tube (CRT) displays. They operate in a similar way to CRTs with phosphors excited by electrons traveling in a vacuum. The difference is in the electron emitters. Instead of one gun spraying electrons, FED uses millions of microscopically small electron-emitting cathodes that are matrix-addressed.

FEDs feature:
         o        high brightness
         o        high efficiency
         o        a wide viewing angle
         o        fast response time for video viewing
         o        perfect color quality

FEDs capitalize on the well-established cathode-anode-phosphor technology built into full-sized CRTs and use this in combination with the dot matrix cellular construction of LCDs. Instead of using a single bulky tube, FEDs use tiny "mini tubes" for each pixel. This allows FEDs to be approximately the same size as an LCD screen. Since FEDs produce light only from the "on" pixels, power consumption is dependent on the display content. This is an improvement over LCDs, where all light is created by a backlight that is always on, regardless of the actual image on the screen. The LCD's backlight itself is a problem the FED doesn't have. Light from the backlight of an LCD passes through to the front of the display, through the liquid crystal matrix. FEDs generate light from the front of the pixel so the viewing angle is excellent, 160 degrees both vertically and horizontally.

TECHNOLOGY

NanoFED aims to produce FEDs containing n-type nanodiamond. Single crystal diamond materials have recently become available commercially as nanopowders and are used extensively as abrasives and to reinforce polymers. The lower fabrication cost and greatly increased performance of these devices could have a very significant impact upon the cost and performance of the next generation of electronic and optoelectronic devices.

MARKET OPPORTUNITY

Low voltage flat panel displays have a very wide range of potential applications including displays in cars and mobile phones, to high resolution computers and television screens for medical and military uses. The broad applicability of the displays provides potential access to high volume/low margin consumer and low volume/high margin market segments. Furthermore, improved backlighting for LCD (which do not otherwise emit light) based upon field emission display technology would significantly increase the performance of existing devices and, potentially, lead to additional new market applications.

MANAGEMENT

DR. NEIL A. FOX, SENIOR RESEARCH FELLOW IN PHYSICS AND CHEMISTRY AT THE UNIVERSITY OF BRISTOL

Dr. Fox participated in a succession of research and development projects on new display technologies at Smiths Aerospace from 1988 to 2003. He was seconded to the University of Bristol as an Industrial Fellow of the 1851 Royal Commission during 1995-8. He has since maintained this association, bringing particular research expertise in the area of field emitter structures. From 2001-2004, Dr. Fox led a three year GBP 1 million (approximately $1.7 million) DTI- OSDA project AEROFED (involving, at its outset, the Universities of Bristol, and Bath, Brimar Ltd and Smiths Industries Aerospace), with the goal of producing a field emission display (FED) device. This work culminated in the demonstration of a cathode technology based upon reprocessed commercial nanodiamond powder and a patent filed by Bristol. He is now leading the NanoFED project at Bristol; a two year, GBP 1 million (approximately $1.7 million) collaborative project with Advance Nanotech, to develop the emitter technology further towards commercialization. He is a member of the SID Symposium sub-committee on CRT and FED technology.

PROF. DAVID CHERNS, HEAD OF MICROSTRUCTURES GROUP, UNIVERSITY OF BRISTOL'S PHYSICS DEPARTMENT

PROFESSOR CHERNS, leader of the Nanolight program, was promoted to a Chair in Physics in 2001. He has 30 years of experience in electron microscopy with interests in applying novel electron microscopy techniques to the analysis of defects and interfaces, particularly in semiconductors, to clarify microstructure/property relationships. He has developed new methods of imaging surface atomic steps, dislocations and interfaces. In recent work on GaN, he has used TEM to analyze a range of new defects, SEM cathodoluminescence to understand the optical properties of individual defects and electron holography to reveal for the first time the electronic properties of dislocations and interfaces. Among current grants, he holds a Royal Society/Wolfson refurbishment grant for a new Nanotechnology Laboratory for studies correlating the structure, optical and electrical properties of semiconductor and metal nanorods.

SINGULAR ID PTE. LIMITED ("Singular ID")

Advance Nanotech, through its Singaporean subsidiary, Advance Nanotech Singapore Pte. Ltd., acquired a 10.83% equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance
Nanotech's Senior Vice President of Business Development, Stephanie Interbartolo, assumed a seat on Singular ID's Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology promises to offer unique, irreproducible tags with nanoscale magnetic domains that act like fingerprints to identify each tagged item. Singular ID aims to provide a complete solution for brand protection, including not only the high-technology tags, but also the backbone service and the consultancy needed to tailor the solution to a particular market and product.

Singular ID signed an agreement with IMS Corporation Pte. Ltd. ("IMS Corporation"), a subsidiary of the Singapore Exchange listed Advanced Integrated Manufacturing (AIM) Corp. Group of Companies. Under this agreement, Singular ID and IMS Corporation will work together to design, develop and commercially manufacture scanners based on Singular ID's proprietary technology. Additionally, Singular ID entered into an agreement with Aurigin Technology, a company with extensive experience in the design and manufacture of sophisticated automation machinery for the RFID, smart labels, and semiconductor packaging industries, to work together in the scaling-up of the manufacturing of various components of Singular ID's anti-counterfeiting system.

More information on Singular ID can be found on the company's website, www.singular-id.com.

EMERGING TECHNOLOGIES

NANO LIGHT

Nano Light was formed to commercialize the enhancement of the luminescence performance of commercial CRT phosphors and for large area LED applications resulting from advanced research at the University of Bristol, UK.

Nano Light is a new program designed to use nanostructured materials to develop enhanced high-efficiency, low voltage FEDs. The first phase of the Nano Light program plans to evaluate the feasibility of generating new low voltage phosphor coatings on glass substrates for FEDs already being developed in our NanoFED project. In the program's second stage, researchers will explore the potential of low-cost backlighting or large panel white light sources suitable for domestic applications. We envision fabrication of prototype LEDs combining hybrid phosphor front-plates with back-plates consisting of p-type inorganic or organic semiconductors, using coating procedures already in our laboratory, offering the potential of low cost backlights or large panel white light sources suitable for domestic applications.

NANO DEVICES I IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

Nanostructured materials and devices have demonstrated a wide range of unique properties. Commercialization of devices enabled by these properties has been slowed by the need to integrate with the high volume, high yield and inexpensive manufacturing platforms developed for silicon microelectronics. Nano Devices I is using silicon nanowires to fabricate advanced transistor structures beyond the limits of the silicon industry lithography roadmap s which can be integrated with silicon microelectronics and other optoelectronics platforms.

Nano Devices I is developing technologies to integrate high mobility transistors based on silicon nanowires with conventional silicon electronics. Silicon nanowires are one dimensional structures with unique electrical properties, which is designed to enable the fabrication of transistor structures beyond the lithographic limitations of the semiconductor industry roadmap. Working closely with nanowire synthesis and characterization teams, the Nano Devices I scientists have already demonstrated the ability to make good electrical contacts to silicon nanowires, a key element in integration with conventional electronics.

NANO DEVICES II IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

Nano Devices II is developing technologies to integrate silicon nanowires with conventional silicon electronics for optical devices, image capture and chemical sensors. Silicon nanowires are one dimensional strucutres with unique electrical and optical properties. Nano Devices II exploits the inherent properties of nanowires, while maintaining the ability to integrate them with silicon- and opto-electronics. Nano Devices II has already demonstrated excellent optical response of gated silicon nanowire based structures. Arrays of these gated structures could enable a new generation of inexpensive IR imagers.

NANO PHOTONICS IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

Liquid Crystal Displays (LCD) are rapidly expanding their market position in computer monitors and televisions. Carbon nanotubes (CNT) have the potential to revolutionize requirements for LCD manufacturing, dramatically increasing yield and decreasing costs especially for large area displays. CNTs also have the potential to dramatically reduce the drive voltage requirements for LCD displays, which could enable higher speed operation as required for 2.5D applications such as industrial design and high performance gaming.

Nano Photonics is using sparse arrays CNTs to develop novel applications in LCDs. CNTs offer a large variety of potential research areas when combined with liquid crystal (LC) materials. Their ability to appear as large structures (with respect to the size of the LC molecules) within an LC device means that there is a strong interaction between the nanotubes and the LC material. CNT arrays or "grass" can also be used as a very strong alignment layer for LC materials with the potential for user defined LC pre-tilt. Such strong surface interactions mean that LC materials can be configured into photonic structures with features both above and below the wavelength of the light. Through Nano Photonics, we aim to capitalize on the benefits of CNTs to greatly improve the manufacturing costs and the viewing experience of LCDs. LCDs act by rotating the polarization of light by using liquid crystals. Scientists at Nano Photonics are also exploring the ability of CNT arrays to demonstrate direct imaging of optical phase. Combining imaging of optical phase with current imagers could enable future lens free and holographic cameras.

CAMBRIDGE NANOTECHNOLOGY IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

New transparent conductors are required to sustain the current growth of the flat panel display industry, as well as enable new generations of flexible displays which promise to create new markets for the display industry. Management believes a clear need exists for new high performance transparent conductors which are inexpensive and environmentally friendly.

Flexible displays are expected to create new markets for electronic displays. Such a display could, for example, be used to create a fully updatable newspaper which could be rolled up into a coat pocket. Flexible displays could also be used to create new cellular phones and other easily collapsible consumer devices. For flexible displays, the technical challenge thus far has been to translate the quality of picture experienced with LCDs into a flexible environment. Indium Tin Oxide (ITO) is the best available transparent conducting oxide. ITO on glass is a key material in the display industry and results in the rigid and inflexible displays common to most devices. Flexible displays using polymer substrates have emerged as the preferred method of achieving desired flexibility. Flexibility using polymer substrates requires a flexible transparent conductor. ITO fails this because it is brittle above 2% strain, whereas polymer substrates can be bent over. Developing such a composite is widely viewed as the last remaining technical hurdle to the wide-spread commercialization of flexible displays.

Cambridge Nanotechnology is developing a flexible, transparent conducting composite incorporating silicon nanowires and CNTs. The Cambridge Nanotechnology composite aims to have a surface conductance of 30 ohm/sq and 90% transmission, making the composite rival the performance of ITO, the industry standard used in flat, fixed displays such as liquid crystal and organic light emitting diode displays.

NANOOPTICS IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

Optical switches play a major role in modern fiber-optic telecommunications systems. They are essential in optical add/drop, cross connect, and ring protection applications. Fiber-optic networks have dramatically accelerated the transmission of data on the Internet. But transmitting information from one high-speed network to another involves passing through slower, electronic switches and routers. This gives rise to what has become referred to as the "electronics bottleneck" on the Internet. Next generation optical networking requires higher performance non-linear optical devices in order to migrate to all optical clock data recovery and pulse retiming and regeneration. The technical challenge is to extend the techniques developed for short pulse lasers into near infra-red required for telecommunications. Coupled with all optical routing, also enabled by non-linear optical materials, this paves the path to the true optical internet backbone. Optical devices based on CNT composites have demonstrated the potential to fulfill both of these needs.

NanoOptics is developing carbon nanotube composites for a new range of photonic devices, such as saturable absorbers for ultra-short pulse lasers, photonic crystals and electro-optic emitting and modulating devices. Such CNT-based devices are expected to find a wide range of applications not only in optical communications but also in bio-medical instruments, chemical analysis, time resolved spectroscopy, electro-optical sampling, microscopy and surgery. Advantages of CNTs not only include their high speed and strong non-linearity (when compared with conventional III-V nonlinear elements), but also their wide wavelength range, reliability and low cost.

NanoOptics has demonstrated the efficient and cheap production of CNT-polymer mode-lockers and is currently using them to build an ultra fast (400 fs) fiber-laser. Scientists at NanoOptics have started development of sol-gel CNT-composites, which can be directly applied at the end of the optical fibers and other optical devices. Scientists at NanoOptics are also investigating the construction of polymer wavelengths incorporating CNTs.

As an example of the promise of CNTs for photonics, with less than 2 mg of CNTs (at a cost of approximately $2), NanoOptics has the ability to produce an estimated 200 mode lockers based on CNT-polymer mixtures. For comparison, a commercially available single semiconductor based mode-locker can cost several thousand dollars.

ADVANCED PROTEOMICS IN PARTNERSHIP WITH IMPERIAL COLLEGE IN LONDON

Proteomics is the study of proteins, particularly their structures and functions. Following the so-called "genomics revolution", it has become clear that a similar approach to measuring all of the proteins in a cell, along with their functional state, localization and time dependent changes could yield considerable insight into biological processes. Understanding proteins could lead to new advances in medicine and new ways to enhance our bodies. According to a report published by Select Biosciences in October 2003, the world-wide proteomics market is projected to grow to more than $2.5 billion by 2008 with a compound annual growth rate (CAGR) of more than 14% for the next five years, with some areas showing substantially greater growth rates.

Proteomics is an enabling science for drug discovery, diagnostics markets and life sciences research. Advanced Proteomics is developing a technology platform based on magnetic aptamer nanoparticles that is designed to collect a specific protein or sub-set of proteins, IN-VIVO, at a defined time and under controlled cellular conditions thus providing a "snapshot" of protein expression within the cell. The Advanced Proteomics "toolkit" may offer opportunities across the spectrum of the proteomics market, closing crucial gaps where existing methods are insufficient and providing a powerful technology for the development of future applications in this market.

INTELLIGENT BIOSENSORS I IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Intelligent BioSensors I is investigating the development of low-power wireless arrays for next-generation EEG (electroencelography) monitoring of epilepsy, using expertise in nano-powered electronic systems. These new systems may pave the way for better detection of EEG signals from the brain cortex. If research proves successful, this technology could, ultimately, lead to fully-implantable sensor systems that could be of specific benefit to seizure patients.

INTELLIGENT BIOSENSORS II IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

The Intelligent BioSensors II technology entails a miniaturized and optimized nerve cuff design based on transistor arrays for monitoring impulses in the vagus nerve in order to predict the start of an epileptic attack. These novel experimental data and methods may provide insight into the patterns of nerve signals indicative of the start of seizures. Additionally, unique nerve cuffs for low-power efficient stimulation of the vagus nerve are being designed. The electronic interfaces being developed could be used for other brain implants and for the treatment of other neurological disorders.

NANO VINDEX  IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Nano Vindex is seeking to improve drug delivery and is engaged in developing a platform technology of nanoparticle-hydrogel composites based on pH or temperature triggered coiled peptides for tailored drug delivery. New formulations and routes for drug delivery have the potential to broaden the therapeutic potential of administered treatments by allowing the delivery of new types of medicine to previously inaccessible sites in the body. Nano Vindex aims to achieve this by utilizing expertise in rational peptide design to incorporate specific pH, enzymes and temperature triggers within the composites enabling a new level of control over the release of encapsulated drugs.

NANO DIAGNOSTICS IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

The scientific team at Nano Diagnostics is seeking to develop a portable diagnostic system with wireless communication to differentiate between ischaemic and hemorrhagic strokes at the earliest possible time. If successfully developed and commercialized, this system would enable the transmission of critical data to treatment facilities before the patient arrives on-site and, potentially, the immediate administration of therapies by paramedics.

VISUS NANOTECH IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Visus Nanotech is developing a device that could offer a new approach for treating blind people world-wide. In many forms of blindness there is a pathological loss of the specialized light sensitive photoreceptors, however, in some cases, the output ganglion cells that project to the visual areas of the brain remain intact and functional. Visus Nanotech is attempting to develop ganglion cell proprietary technology for retinal prostheses. Visus Nanotech will utilize an ultra-low power retinomorphic chip, based on nano-CMOS technology, for acquiring the image and carrying out the processing that would normally occur in the retina. Unlike other prosthetic retina proposals, this device is intended to make use of the intelligent circuitry that exists in the human retina.

INOVUS MATERIALS IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

Inovus is using carbon nanotube ("CNT") and liquid crystal (LC) based composites to improve the performance of optical engines in high resolution projection based displays. Inovus is exploiting CNTs to both increase the performance, and enable all optical addressing of LC materials in spatial light modulators (OASLMs) will enable new high resolution and high contrast optical engines, creating lifelike images in projection based systems for home, office and next generation digital cinema. Real time, high resolution digital cinema will greatly improve the viewing experience of moviegoers. Discovered in 1991, CNTs are long, thin cylinders of carbon that exhibit remarkable physical properties. Carbon nanotubes are an example of true nanotetchnology: only a nanometer in diameter but the molecules can be manipulated chemically and physically. Innovus is also exploring the use of supranonlinearities in CNT/LC composites for a range of new applications such as holography, optical storage and image processing.

RESEARCH TECHNOLOGIES

NANO COMPOSITES IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Nanocomposites have attracted interest for their potential use in a wide range of functional applications ranging from automotive components, to food packaging, and biomedical implants. The attention has been focused on the potential of CNTs to enhance the properties of polymers and inorganic nanotubes. The interest in nanocomposites has been driven by the development of new syntheses and processing techniques that produce well-defined nanoparticles. Such nanoparticles have valuable intrinsic properties as a result of their small size, and can influence the behavior of the matrix around them due to their surface area.

Nano Composites aims to develop synthesis and processing techniques for titanium oxide nanotube and nanorod composites, nanocomposites that, to date, have been less researched than CNTs. Titania nanocomposites could have unique potential, yielding major performance improvements in wide-ranging composite applications in the automotive, aerospace, construction, medical, and oil servicing industries. The performance improvements could include lighter weight, longer service life, increased resistance to corrosion, reduced need for lubricants, enhanced optical properties, and increased temperature resistance. The technology could be translated into devices for the following uses: all white "nanofiber"-reinforced polymer cements for dental applications; nanotube-reinforced insulating polymer foams for printed circuit board applications allowing foaming of otherwise hard-to-process high temperature systems; biocompatible/bioactive reinforcement for tissue scaffolds with potential for drug delivery; unidirectionally oriented nanotube reinforced polymer films as UV-polarizers.

EXIGUUS TECHNOLOGIES IN PARTNERSHIP WITH THE UNIVERSITY OF CAMBRIDGE

Exiguus is developing carbon nanotube (CNT)/organic semiconductor composites for high performance plastic electronics. The goal is to develop "organic" or "plastic" transistors and integrated circuits which exceed the performance of amorphous silicon. Research into organic transistors may lead to new uses of these promising devices. Large area, flexible plastic chips could usher in new generations of smart cards, toys, appliances, and displays that might not be physically or commercially viable using today's technology. In addition to being highly flexible, plastic transistors hold the promise of tremendously reducing low volume and large area production costs.

ECONANOTECH IN PARTNERSHIP WITH IMPERIAL COLLEGE LONDON

Econanotech is seeking to develop the first-ever renewable hierarchical nanocomposites made completely from biological sources. Econanotech is seeking to develop recyclable composites that also offer much improved compression strength and interfacial shear strength. The advantages of such a material are the low cost of its precursors and processing as well as its light weight and lower toxicity. Econanotech technology could have a tremendous impact in the automotive, transport, home and building and consumer packaged goods markets.

CENTRE FOR ADVANCED PHOTONICS AND ELECTRONICS (UNIVERSITY OF CAMBRIDGE)

On February 1, 2005, Advance Nanotech entered into a strategic partnership agreement with the new Centre for Advanced Photonics and Electronics ("CAPE") along with the University of Cambridge, Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. Members of the Electrical Engineering Division routinely publish more than 100 papers each year and in the recent past approximately 70 patents have been filed and 10 spin-out companies have been formed as a result of their accomplishments.

Substantial grants from the Higher Education Funding Council for England (HEFCE) through its Science Research Investment Fund (SRIF) supported the construction of CAPE. The building was completed in early 2006.

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

ADVANCE NANOTECH PROJECTS WITHIN CAPE

The Company exclusively owns the following two CAPE projects.

         o        RANTED:   Re-orientable  Aligned  Carbon  Nanotube  Dielectric
                  Devices
         o        EPI-CNT: EPItaxial growth of Carbon Nanotubes

RANTED will explore the development of tunable antennas for mobile phones and other wireless systems. The project will result in new wireless antenna technologies that substantially reduce the footprint required for multiple antenna systems, while simultaneously reducing background noise and increasing the capacity of mobile wireless systems. The RANTED project aims to deliver a proof-of-concept after two years and the technology is expected to be ready for market applications in approximately three years.

Additionally, the Company is funding a CAPE project for epi-CNT. The epi-CNT project will explore the development of a new inexpensive and precise method for the controlled growth of single wall carbon nanotubes. Carbon nanotubes are vital to the advancement of nanotechnology due to their extreme electronic, optical and mechanical properties; nanotubes play a key role in a variety of materials-based research projects ranging from space elevators to artificial muscles to ultrahigh-speed flywheels. Single walled carbon nanotubes can be insulating, semi conducting or metallic depending on growth conditions. This wide range of physical properties enables a plethora of electronic, optical and material applications, including transistors, interconnects in integrated circuits, and components for optical networks. Successful commercialization of CNT applications requires robust manufacturability and inexpensive control of the properties of the nanotubes.

STRATEGIC PARTNERSHIPS WITHIN CAPE

The Company is also part of the four joint strategic CAPE projects, of which, Advance Nanotech, Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc. each own 25% of the commercialization rights associated with the projects. The Company along with the other three strategic partners of CAPE share the rights to a non-exclusive license that could emerge as a final result of any of the four strategic CAPE projects. Each project is equally funded by each of the four strategic partners.

       o        HIMO:      High Mobility Oxides
       o        NOTICE:    Next generation Overlay communications infrastructure
                           for broadband services
       o        ANTS:      Artificial  Nanoscale  Threshold  switching  in phase
                           change materials
       o        ROMP:      Reconfigurable  Optical  Modes in Plastic  fibres and
                           waveguides

These strategic projects provide the underpinnings to the large scale deployment of nanotechnology. HIMO has as its objective a simple high mobility, amorphous thin film transistor ("TFT"). Amorphous silicon is the basic material for present day TFTs and their use in large area electronics. Amorphous silicon is cheap and easy to deposit over a large area. HIMO seeks to enable high speed electronics for image processing and 3D displays using the existing low cost infrastructure. NOTICE is a system level ultra-broadband access technology and aims to fully exploit the bandwidth potential of optical fiber and to create a common infrastructure for wireless and wireline ultra-broadband networks. ANTS seeks to develop low cost, integrated and non-volatile memory for future mobile and consumer electronics. ROMP aims at enhancing data transmission in multimode fiber optical communication and the image quality of holographic projectors. These improvements are achieved by dynamically varying the optical modes launched into an optical fiber through holographic techniques.

ITEM 2.  PROPERTIES.

As of the date of this report the Company does not own any interest in real property.

The Company currently leases 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022, for a base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010.

The Company currently leases office facilities from a stockholder in London at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for a monthly rent of approximately $4,300 (GBP 2,500). The lease expires on June 30, 2006.

The Company also has leased offices in Cambridge  (UK) and Newcastle  University
(UK). The Cambridge (UK) office is located at St. John's Innovation Centre, Cowley Road, Cambridge, CB4 0WS, and covers 1,400 square feet. The lease seeks monthly rent payments of approximately $10,182 (GBP 5,917) and the lease expires on January 15, 2007. The Newcastle University (UK) lease has monthly rents of approximately $324 (GBP 188), and is on a month to month basis that can be terminated at any time by either party.

To date, most of our technology development programs have been conducted at scientific institutions in Europe. We expect to continue this strategy, as well as, explore other opportunities as they arise in North America, Asia, and the Middle East.

The Company has no plans to own any real estate and all facility leases will be structured as operating leases.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any lawsuit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005 through solicitation of proxies or otherwise.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

RECENT MARKET PRICES

The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASD Electronic Bulletin Board under the symbol "AVNA.OB."

During the year ended December 31, 2004, the average weekly trading volume was 37,133 shares. During the year ended December 31, 2005, the average weekly trading volume was 30,461 shares. Certain shares of Company common stock were registered for resale on a Registration Statement on Form SB-2 which was declared effective by the SEC on November 3, 2005. Between November 3, 2005, and December 31, 2005, the average weekly trading volume was 154,890 shares. Prior to November 3, 2005, the trading price of the Company's common stock was approximately $3.40 per share. Since November 3, 2005, the trading price of our common stock through December 31, 2005 ranged from $1.60 to $2.99 per share.

The following table sets forth the high and low bid prices for a share of the Company's common stock during each period indicated, as quoted on the NASD Electronic Bulletin Board. Bid quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions. The table takes into account that on October 1, 2004, the Company effected a 100-for-1 "reverse split" of its common stock.

                                FISCAL YEAR ENDED

                 DECEMBER 31, 2005            DECEMBER 31, 2004

                HIGH           LOW           HIGH            LOW
                ----           ---           ----            ---

1st Quarter     16.00          5.00         55.00           20.00
2nd Quarter      9.50          3.20         32.00            8.00
3rd Quarter      8.60          4.65          9.00            3.00
4th Quarter      6.24          1.51         25.00            7.00


On December 31, 2005, the closing price of a share of the Company's common stock, as quoted on the NASD Electronic Bulletin Board, was $2.07.

SHARES OUTSTANDING

As of March 24, 2006, an aggregate of 33,562,920 shares of the Company's common stock were issued and outstanding, and were owned by approximately 2,619 stockholders of record, based on information provided by the Company's transfer agent.

DIVIDENDS

The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors.

DESCRIPTION OF SECURITIES

Common Stock Shares Outstanding

The authorized capital stock of the Company currently consists of 100,000,000 shares of common stock, $.001 par value. As of December 31, 2005, 33,552,920 shares of the Company's common stock were outstanding.

Stock Purchase Warrants

The Company issued investor warrants ("Investor Warrants") to purchase an aggregate of 5,889,325 shares of the Company's common stock, at the exercise price of $3.00 per share. The Company issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement. The Investor Warrants have an expiration date of 5 years. Warrants currently outstanding are exercisable, on the identical terms and conditions, to purchase one share of the Company's common stock at the price of $3.00 per share.

The Company also issued warrants to the placement agent ("Agent Warrants") to purchase an aggregate of 984,866 shares of its common stock at the exercise price of $2.00 per share. These Agent Warrants have an expiration of 3 years. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as
Exhibit 10.5 in a Current  Report on Form 8-K filed on January 26, 2005,  and as
Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference.

Equity Incentive Plan

On December 22, 2005, the Company's Board of Directors adopted the 2005 Equity Incentive Plan (the "Plan"), pursuant to which the Company has reserved 3,000,000 shares of its common stock, par value $0.001, for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of the Company's common stock ("Stock") or options to purchase Stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board delegated administration of the Plan to an equity incentive committee consisting of directors Lee Cole and Virgil Wenger. The equity incentive committee will be responsible for approving all grants made under the Equity Incentive Plan. The board of directors approved the Plan in order to replace the Company's previously adopted Stock Option Plan (the "Old Plan") based upon the advice of outside tax counsel in light of recent changes to the Internal Revenue Code, specifically Rule 409A. The board of directors terminated the Old Plan simultaneously with the adoption of the Plan, and no further grants of awards shall be made under the Old Plan. Concurrently with the termination of the Old Plan, the rights of holders of options previously granted and outstanding under that plan terminated and are no longer effective, and all participants under the Old Plan became participants under the Plan.

SALES OF UNREGISTERED SECURITIES

As described further in the Notes accompanying the financial statements of this Form 10-KSB, in January, February and March of 2005, the Company sold shares of common stock and warrants to purchase shares of common stock. In all transactions, common stock was sold at $2.00 per share, and investors received 50% warrant coverage, or a warrant to purchase one share of common stock for every two shares of common stock purchased in the private placement. The sales were as followed:

         o        January  20,  2005;  4,698,750  shares  of  common  stock  and warrants to purchase 2,394,375 shares of common stock
         o        January  26,  2005;  2,390,000  shares  of  common  stock  and warrants to purchase 1,195,000 shares of common stock
         o        February  2,  2005;  2,871,500  shares  of  common  stock  and warrants to purchase 1,435,750 shares of common stock
         o        February  28,  2005;  1,768,400  shares  of  common  stock and warrants to purchase 884,200 shares of common stock
         o        March 24, 2005;  50,000 shares of common stock and warrants to purchase 25,000 shares of common stock.

In connection with the closing of the foregoing transactions, the Company issued placement agent warrants to purchase, in aggregate, 1,073,956 shares of common stock at $2.00 per share.

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the above private placement transactions, the failure of the Company to file a required registration statement prior to the required filing date, or to cause either of the effectiveness actions to occur prior to the required effectiveness date, shall be deemed to be a "Non-Registration Event". The Company failed to file their registration statement on time per the required filing date, and there a Non-Registration Event occurred. For each thirty (30) day period during the period of such Non-Registration Event, the Company was required to deliver to each purchaser, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the aggregate purchase price paid by such purchaser for securities. The Company had at its sole discretion to pay the non-registration event penalty payment in cash or in shares of its common stock. On November 23, 2005, the Company issued 384,970 shares of common stock to the purchasers.

On June 3, 2005, the Company issued 250,000 shares of restricted common stock to a consultant per a consulting agreement dated May 1, 2005, which appointed the consultant as a non-exclusive financial advisor and investment banker. The shares have piggyback registration rights if the Company does a public offering. The agreement expired one hundred eighty (180) days after executed on November 1, 2005. The Company recorded consulting expense of $2,099,750 at the time of the issuance of shares at the market closing price of $8.40 per share on June 3, 2005.

On September 9, 2005, the Company issued 15,000 shares of restricted Common Stock to consultant per a consulting agreement dated February 28, 2005. The consultant will render investor relation services to the Company for a period of one year from commencement with a one-time option to terminate the agreement on August 28, 2005, which the Company did not exercise. The Company recorded consulting expense of $82,485 at the time of the issuance of shares at the market closing price of $5.50 per share on September 9, 2005. In addition, the consulting contract called for an additional 15,000 shares to be issued to the consultant in 2005. As of December 31, 2005, the Company has not issued the additional common stock and has accrued $31,050 at the market closing price of $2.07 on December 31, 2005.

On October 6, 2005, two private placement agents elected a cashless exercise option for their warrants. Warrants agreements with rights to purchase 26,325 and 78,975 shares of restricted common stock were exercised at the closing market price of the preceding day and netted shares of 17,887 and 53,662, respectively, for a total of 71,549 shares. The Company cancelled the held shares and placed them into the authorized but un-issued classification.

During 2005, the Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and 36,232 warrants. The warrants were earned in 2005 for service in that year and were issued on January 2, 2006. The warrants have a strike price of $2.07.

During 2005, the Company issued shares of Common Stock in connection with software license rights for use of an online share intelligence service for the period of one year. Based on the terms of the agreement, dated October 1, 2005, the Company agreed to issue the licenser 10,000 shares of common stock.

During 2005, the Company settled a debenture by former investors of the Company. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase 19,300 shares of Common Stock. The new warrants have a strike price of $2.07 and a 5 year expiration date that expires on December 22, 2010. The awards vested 100% on the day they were finalized. The Board of Directors approved the transaction on December 22, 2005.

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

PLAN OF OPERATIONS

As a consequence of the change in control affected by the Exchange Agreement on October 1, 2004, a new Board of Directors was elected, new management was installed and the Company adopted a new plan of operations, focusing the operations on funding, purchasing and building subsidiaries to commercialize various aspects of nanotechnology, funding nanotechnology research and building a patent portfolio. (For a more detailed description of the Company's currently planned business activities, see Item 1, "Description of Business.")

The change of control resulting from the Exchange Agreement was accounted for as a "reverse acquisition," as though Advance Nanotech's predecessor acquired Advance Nanotech through a purchase of net assets. As a result, losses and the revenue generated by the Company in 2005 and 2004 bear no relationship to those generated by Artwork & Beyond in 2003.

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

Throughout our fiscal year 2005, Advance Nanotech commenced a comprehensive conference schedule as part of an aggressive marketing campaign. Advance Nanotech sponsored and attended eight international conferences of varied size and sponsorship levels. Beginning in April 2005, we attended Germany's Hanover Fair, the Milken Conference in Los Angeles and the World Nano Economic Congress in Dublin, Ireland. During the second quarter, in May 2005, we sponsored both EUSPEN in Mt. Pelier, France and NSTI in Los Angeles, continuing on with Nanotrends in Germany in June 2005. Advance Nanotech ended the year by attending the Nanofair in Switzerland in September 2005, and Nano Commerce in Chicago in November 2005.

TWO YEAR PLAN

Our metric of defining success over the next two years will be the number of technologies within our portfolio that can be commercialized. For Advance Nanotech, commercialization of a technology can occur through: (i) a sale or a license to a third party, typically a large industrial corporation, or (ii) a third party financing through either the capital markets or a private equity financing. In each case, we are seeking to create a high multiple valuation of the technology. In the case of a sale or license, we would seek recovery of our invested capital and then either a premium or royalty based income stream. In the case of third party financing, we would seek to negotiate investment on a significantly increased valuation and maintain our equity position for future monetization.

Over the course of the next two years we wish to regularize the occurrence of such commercialization events. While being unable to quantify our expected returns, we hope to commercialize one technology every six months. Our goal, over the course of the next year is to entrench the various tools and skills throughout our portfolio to achieve this run-rate of commercialization. We believe this will result in proof of execution on our part and will deliver value to our stockholders. Within this time horizon, we envision completing the deployment of our web-based project management software and our real-options portfolio valuation methodologies. With such tools placed in operation we will be able to rapidly assess new opportunities for entry into our portfolio, and continually reassess those within our group for ongoing financial support. Management believes this will provide a highly tuned, process driven, model for the rapid and cost effective development of our technologies and subsidiary operations.

Key to our business model is diversification. We believe that there are many nanotechnology opportunities in parts of the world typically disassociated with the creation of new technology businesses. This presents an arbitrage potential in bringing these technologies to the United States and benefiting from the increased valuation. We are considering our expansion into markets such as South East Asia, China and the Middle-East and wish to establish operations in partnership with regional businesses to assist us in both the financing and administrative aspects of building a regional portfolio of technologies.

Within the next two years we wish to have established partnerships with larger companies who would engage Advance Nanotech to assess new market opportunities. We believe the downward trend in R&D expenditure is forcing companies to look outside for new technologies and to use their market presence and proximity to the end customer as their key differentiator. Consequently, many of these businesses are willing to consider paying a premium for technologies which are proven and can rapidly be scaled for manufacture in volume. We aim to have several such agreements in place over the course of the next two years, with Advance Nanotech filling the role of outsourced R&D for these organizations in areas of strategic interest for them as they look to develop new product lines. Our experience with the university environment coupled with the tools we are seeking to deploy throughout our portfolio creates a compelling prospect for larger companies who have neither the time nor resources to manage such engagements themselves. A partnership can be crafted where Advance Nanotech develops the technology in its initial stages with an in-kind contribution from our partner to lay out the performance characteristics required from the technology in order for it to be commercially viable. We believe this can then lead to licensing discussions or joint-venture negotiations. Within the next two years we envision having several agreements in place in addition to our commercialization plans for technologies within the portfolio, as outlined above.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO INCEPTION PERIOD (AUGUST 17, 2004) ENDED DECEMBER 31, 2004

We have not generated revenues for the year ended December 31, 2005, or the period ended December 31, 2004.

Our research and development costs for the years ended December 31, 2005 and 2004 were approximately $6,898,247 and $735,407, respectively, representing an increase of $6,162,840. Our research and development costs include costs associated with the projects shown in the table below.

                                                                         CHANGE FROM
PROJECT                                            2005         2004      PRIOR YEAR
---------------------------------------------   ----------   ----------   ----------
Owlstone Nanotech, Inc. ((1)) ...............   $  897,204   $  735,407   $  161,797
NanoFED Limited (2) .........................      639,138         --        639,138
Bio-Nano Sensium Technologies Limited (3) ...    1,560,591         --      1,560,591
Cambridge Nanotechnology Limited (4) ........    1,860,582         --      1,860,582
Nano Solutions Limited (5) ..................    1,483,688         --      1,483,688
Centre of Advanced Photonics & Electronics(6)      457,044         --        457,044
                                                ----------   ----------   ----------

TOTAL .......................................   $6,898,247   $  735,407   $6,162,840
                                                ==========   ==========   ==========

(1)      Developing one nanotechnology
(2)      Developing two nanotechnologies
(3)      Developing one nanotechnology
(4) Developing seven nanotechnologies with the right to reassign any particular technology to any Advance Nanotech subsidiary operation.
(5) Developing eight nanotechnologies with the right to reassign any particular technology to any Advance Nanotech subsidiary operation.

(6) Developing six nanotechnologies, two of which are exclusively funded by Advance Nanotech and four are funded by Advance Nanotech and Down Corning Corporation, Alps Electric Company Limited and Marconi Corporation Plc.
(*) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method.

General and administrative expenses for the periods ended December 31, 2005 and 2004 were approximately $10,430,689 and $851,931, respectively, representing an increase of 9,578,758. This increase is primarily due to an additional eight months of operating activity in 2005; however the general and administrative expenses have been impacted by:

         o an increase in payroll and employee related expenses due to the significant growth in employee headcount
         o an increase in consulting and legal fees due to the Company's expansion of regulatory and investor relations initiatives
         o an increase in legal fees due to the Company's expanding IP portfolio; and
         o an increase in travel expenses related to ongoing project reviews and assessments

Interest Income for 2005 was $222,661, representing an increase of $221,181 from 2004. The increase for 2005 was principally due to short-term money market investment of the net proceeds of raised in the first and second quarters of fiscal year ended 2005.

FINANCIAL RESOURCES

The Company has a $20 million revolving line of credit facility with Jano Holdings Ltd. ("Jano"), a related party. A stockholder of the Company, JMSCL Limited, is a wholly owned subsidiary of Jano. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million in equity funding. In conjunction with the facility, the Company issued Jano warrants for 6,666,666 shares of common stock at an exercise price equal to $2 per share. The warrants expire 5 years from the date of issue.

The Company has raised approximately $23.5 million in gross proceeds through two private placements in the first half of 2005.

The Company's cash requirements for the next twelve months are based upon existing agreement and do not assume agreements to finance additional research. Since it is anticipated that the Company will not internally generate significant revenue or profits in the near term, the Company anticipates raising additional capital to meet commitments made to date.

SUBSEQUENT EVENTS

On January 5, 2006, the Board approved the grant of 1,000,000 options to purchase common stock to certain employees of the Company under the Plan. The terms of the options include a 5 year life, immediate 100% cliff vesting on the date of the grant and a strike price of $2.03.

On January 5, 2006, the Board approved a stock bonus grant of 102,024 shares to certain employees of the Company for their performance related to service in 2005, pursuant to the Plan. As of December 31, 2005, the Company accrued for compensation expense related to the fair market value of stock compensation of $449,000.

On February 1, 2006, Lowell Dashefsky joined the Company as General Counsel. Mr. Dashefsky will be responsible for directing all legal activities for the Company and its subsidiaries. Mr. Dashefsky brings over eight years of broad technological legal expertise to Advance Nanotech. For the past five years he has been an associate at Shearman & Sterling LLP in New York City where he was a member of the Intellectual Property Transactions group. Prior to his employment at Shearman & Sterling, Mr. Dashefsky was an associate at Fish & Neave in New York City where he practiced patent and trademark litigation.

On February 9, 2006, one of the Company's subsidiaries, Owlstone Nanotech, Inc voluntarily filed an application to withdraw its Registration Statement on Form SB-2. Owlstone withdrew this registration statement in order to pursue certain alternative opportunities which may be beneficial to the creation of significant stockholder value. As part of this strategic initiative, Owlstone engaged ThinkEquity Partners LLC to act as its exclusive financial advisor with respect to investment banking services and strategic advisory.

On March 10, 2006, the Company signed a one year lease for an office located in the Emirate of Dubai, United Arab Emirates. The office address will be Union House, 5th Floor, Port Saeed Road, PO Box 43659, Dubai, UAE. This establishes a business office in Dubai which will give the Company a local presence in the Middle East.

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

We have acquired majority interests in 21 subsidiary companies, the majority of which are out-sourcing the research of their technologies to universities. The Company's business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations of the Company may not prove to be successful in the near future, if at all. Any future success that the Company might enjoy will depend upon many factors, many of which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations, which could have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company.

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

In addition, consummating acquisitions and taking advantage of strategic relationships in the future could adversely impact our cash position, and dilute stockholder interests, for many reasons, including:

         o changes to our income to reflect the amortization of acquired intangible assets;

         o interest costs and debt service requirements for any debt incurred to fund our growth strategy; and

         o any issuance of securities to fund our operations or growth which dilutes or lessens the rights of current Stockholders.

OUR INDUSTRY FACES DIFFICULTY AND UNCERTAINTY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.

The high-tech industry in general has experienced a significant economic downturn during the past several years. The poor economic environment has contributed to the decline in value of leading semiconductor and electronics industry players, thus limiting cash available for funding basic science research and development for new products and technologies. Economic conditions may not improve in the near term, if at all. Any further future downturn would likely have a material adverse impact on our business and ability to fund our continued investment in nanoscience research and development, or to eventually generate revenues.

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

The Company has entered into agreements pursuant to which the Company is likely to provide substantial amounts of research project funding and financial support for majority-owned subsidiaries over an extended period of time. Because the Company will likely seek to provide funding that greatly exceeds the Company's available cash resources, the Company will need to raise additional capital in the near term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to the Company as and when required, or on terms that will be acceptable to the Company. If the Company is unable to raise the capital required on a timely basis, it may not be able to fund its research projects and the development of the businesses of its subsidiaries. In such event, the Company may be required to delay or reduce implementation of certain aspects of its plan of operations. Moreover, even if the necessary funding is available to the Company, the issuance of additional securities would dilute the equity interests of the Company's existing Stockholders, perhaps substantially.

WE CONDUCT BUSINESS AND FUND RESEARCH INTERNATIONALLY, AND WE ARE SUBJECT TO THE ATTENDANT RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES, INCLUDING:

         o difficulty in identifying, engaging, managing and retaining qualified local employees;

         o difficulty in identifying and in establishing and maintaining relationships with, strategic partners, research collaborators and suppliers of finished and unfinished goods and services;

         o the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements; and

         o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS ASSOCIATED WITH FLUCTUATIONS IN FOREIGN CURRENCIES.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations and the exchange rate may or may not be in our favor.

OUR COMMITMENTS FUND NEAR-TO-MARKET AND EMERGING TECHNOLOGIES AT RESEARCH INSTITUTIONS AND WE DO NOT HAVE SALES AND MARKETING CAPABILITIES, AND ULTIMATELY MAY NOT BE SUCCESSFUL IN SELLING OR MARKETING ANY TECHNOLOGIES.

The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. We currently focus our business on identifying and funding near-to-market and emerging technologies at research institutions and we have limited sales and marketing capabilities. If any of our technologies advance to the stage of commercialization, we would need to develop a stronger sales and marketing force with technical expertise and distribution capability or rely upon third parties to produce, sell and market those technologies on our behalf. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties if we do not undertake to develop our own sales and marketing capabilities. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

WE ARE DEPENDENT ON OUTSIDE PARTIES FOR CERTAIN MATERIALS USED BY OUR SUBSIDIARIES IN THEIR RESEARCH PROJECTS, AND, THEREFORE, OUR COSTS ARE SUBJECT TO INCREASE BASED UPON ANY COST INCREASES FROM THESE OUTSIDE PARTIES.

We are developing technologies, which, if we are successful, will require third-party assistance in manufacturing. If we are unable to collaborate with outside parties capable of doing this, at acceptable costs, our effort to commercialize a particular technology may not prove successful.

In addition, we are dependent on third parties to supply many materials used by the scientists at our subsidiaries. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows. Because we rely on outside parties to supply certain critical materials used in our research and development efforts, our business and financial viability are dependent on the regulatory compliance and timely and effective performance of these third parties, and on the strength, validity and terms of our various contracts with these third-party suppliers, distributors and collaboration partners.

THE COMPANY'S SUCCESS DEPENDS ON THE ATTRACTION AND RETENTION OF SENIOR MANAGEMENT AND SCIENTISTS WITH RELEVANT EXPERTISE.

The Company's future success will depend to a significant extent on the continued services of its key employees, particularly Magnus R. E. Gittins, who conceived of the Company's business and overall operating strategy and has been most instrumental in assisting the Company in raising capital to date. On October 5, 2004, Lee J. Cole began as Chairman of the Company and is a key member of our management team. The Company does not maintain key man life insurance for Mr. Gittins or any other executive. The Company's ability to execute its strategy also will depend on its ability to attract and retain qualified scientists, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN SECURING FIRST-TIER RESEARCH AND DEVELOPMENT PROJECTS WHEN COMPETING AGAINST EXISTING OR NEW VENTURES.

There are currently some companies that fund early-stage, scientific research at universities, and some venture capital funds invest in companies seeking to commercialize technology. It is possible that these companies and venture funds, as well as possible additional competitors, will emerge to finance nanotechnology research. Should that occur, the Company could encounter difficulty in obtaining necessary future financing and the opportunity to finance first-tier research and commercialization projects. Furthermore, should any commercial undertaking by the Company, with respect to a particular product or technology, prove to be successful, there can no assurance those competitors with greater financial resources than the Company will not emerge to offer similar competitive, products or technologies or applications.

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

Specifically, the Company's subsidiary Owlstone, has chosen defense and industrial applications as the initial focus for its technologies. Defense procurement often involves extensive and rigorous product testing and qualification requirements, as well as extended sales cycles and complex bidding and contracting processes. Selling new and unproven technologies to industrial customers involves overcoming risk aversion in terms of acceptance of new technologies, and resistance to purchasing products and services from thinly-capitalized emerging growth companies.

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

CERTAIN RISK FACTORS RELATING TO OUR STOCK

ADVANCE NANOTECH'S COMMON STOCK PRICE HAS FLUCTUATED SIGNIFICANTLY SINCE OCTOBER 2004 AND MAY CONTINUE TO DO SO IN THE FUTURE.

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

We will not have control over many of these factors but expect that these factors will influence our stock. As a result, our stock price may be volatile and you may lose all or part of your investment.

THE MARKET FOR COMMON STOCK IS LIMITED AND YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

Our common stock is currently traded on the NASD Electronic Bulletin Board, not on a national securities exchange. Therefore, our common stock is thinly traded, and the market for purchases and sales of the Company's common stock is limited, and the sale of a limited number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares of the common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock. Our Warrants are not registered and there is no public market for our Warrants. Nonetheless, exercise of a significant number of warrants will dilute your pro rata ownership of our Common Stock. This could change the value of your investment.

STOCKHOLDER INTEREST IN THE COMPANY MAY BE SUBSTANTIALLY DILUTED AS A RESULT OF THE SALE OF ADDITIONAL SECURITIES TO FUND THE COMPANY'S PLAN OF OPERATION.

Our Certificate of Incorporation authorizes the issuance of an aggregate of 100,000,000 shares of Common Stock, on such terms and at such prices as the Board of Directors of the Company may determine. As of December 31, 2005, of these shares, an aggregate of 33,552,920 shares of Common Stock have been issued, 13,469,308 are reserved for issuance upon exercise of outstanding warrants, and 3,000,000 shares are reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech's 2005 Equity Incentive Plan. Therefore, approximately 49,977,772 shares of common stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes. Issuances of additional shares of Common Stock would result in dilution of the percentage interest in our common stock of all stockholders ratably, and might result in dilution in the tangible net book value of a share of our Common Stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of common stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the Common Stock, and may have an adverse impact on the price at which shares of common stock trade.

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

WE DO NOT INTEND TO DECLARE CASH DIVIDENDS ON OUR COMMON STOCK.

We will not distribute cash to our Stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. The time frame for that is inherently unpredictable, and you should not plan on it occurring in the near future, if at all. To the extent we make any dividends or distributions to our Stockholders, such return will be in the form or equity, which is likely to have limited liquidity.


ITEM 7.  FINANCIAL STATEMENTS.

The financial statements, along with the notes thereto and the report of the Company's independent registered public accounting firm thereon, required to be filed in response to this Item 7 begin on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company's independent registered accounting firm for the fiscal year ended December 31, 2004 was Hall & Company, CPAs, Inc. ("Hall & Company"). The
Exchange Agreement on October 1, 2004, resulted in a change of control of Advance Nanotech and was accounted for as a "reverse acquisition," as though Advance Nanotech's predecessor acquired Advance Nanotech through a purchase of net assets. As a result, the financial statements of Advance Nanotech are deemed to be those of its predecessor from its inception on August 17, 2004 and reflect the consolidated assets and operations of the two entities only from and after October 1, 2004. Accordingly, our former auditors, Hall & Company, Certified Public Accountants, issued an accountant's report for only the year ended December 31, 2004 with respect to the period beginning August 17, 2004 through December 31, 2004. The financial statements audited by Hall & Company for the fiscal year ended December 31, 2004, do not contain an adverse opinion or a disclaimer of opinion, but contained an uncertainty about the Company's ability to continue as a going concern.

Subsequent to the Company's 2005 fiscal year end, the Company's Audit Committee approved a change in independent auditors to the firm of Mendoza Berger & Company, LLP ("MB&Co"), located at 5500 Trabuco Road, Suite 150, Irvine, CA 92620. Concurrently, with the approval of this change, Hall & Company was dismissed as the Company's independent accounting firm.

The Company's change in independent auditors was not based on any disagreement, nor has Hall & Company in the past resigned from, or declined to be, the Company's auditors. The Company's change in auditors was motivated entirely by the departure of the Company's audit engagement partner from Hall & Company to MB&Co. The Audit Committee, as ratified by the Company's Board of Directors, believes that his knowledge of the Company's operations from inception merited a change to his new firm.

ITEM 8A. CONTROLS AND PROCEDURES.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to December 31, 2005, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.

None

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2006 Annual Meeting and contained under the caption of "Directors and Executive Officers of the Company."


ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2006 Annual Meeting and contained under the caption "Executive Compensation."


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2006 Annual Meeting and contained under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2006 Annual Meeting and contained under the caption "Certain Relationships and Related Transactions."


ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mendoza Berger & Company LLP and Hall and Company CPA's served as our independent registered public accounting firms for the fiscal years ended December 31, 2005 and 2004, respectively. A representative of Mendoza Berger & Company LLP is expected to be present at the 2006 Annual Meeting, will have an opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2005 and 2004:

                                                       2005               2004
                                                     --------           --------
Audit Fees ...............................           $ 81,311           $ 74,500
Tax and Other Fees .......................             35,000               --
                                                     --------           --------
Total Fees ...............................           $116,311           $ 74,500
                                                     ========           ========

AUDIT FEES. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-QSB. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, SEC registration statements and comfort letters.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The
Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant's independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2005.


ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

The following documents are filed herewith or incorporated herein by reference, as set forth in the Index to Financial Statements appearing on page F-1 and the Index to Exhibits appearing below.

(1) See Index to Financial Statements located on page F-1.

(2) Financial Statement Schedules

None

(3) Exhibits

                                  EXHIBIT INDEX

EXHIBIT NUMBER     DOCUMENT DESCRIPTION
--------------     --------------------

3.1 The Company's Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 25, 1999. Amendments to the Articles are incorporated by reference to
                   Exhibit 3 of Form 8-K filed October 22, 1999; and reference to Schedule 14C filed with the Commission on October 13, 2004.)
3.2 The Company's Amended and Restated Bylaws (incorporated by reference to Exhibit 99.1 to Form 8-K filed December 23,
                   2005).
4.1 Registration Rights Agreement (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Registration Rights Agreements for all offerings described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)
4.2 Form of Investor Warrant (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Investor Warrant for all offerings described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

EXHIBIT NUMBER     DOCUMENT DESCRIPTION
--------------     --------------------

4.3 Form of Placement Agent Warrant (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Placement Agent Warrant for all offerings described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)
10.10 Form of Securities Purchase Agreement (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Securities Purchase Agreements for all offerings described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)
10.11** Copy of the Advance Nanotech, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed December 29, 2005).
10.12** Copy of the Advance Nanotech, Inc. Non-employee Director Compensation Policy (filed herewith)
21.1               Subsidiaries of the Registrant:

                             Advance Nanotech Limited
                             Bio-Nano Sensium Technologies Limited,
                             Owlstone Nanotech, Inc.,
                             NanoFED Limited, Nano Electronics Limited, BioStorage Limited, Cambridge Nanotechnology Limited, NanoOptics Limited, NanoLabs Limited, Advanced Proteomics Limited, Intelligent Biosensors Limited, NanoVindex Limited, Nano Diagnostics
                             Limited,   Visus  Nanotech   Limited,   Econanotech
                             Limited, Nanocomposites Limited, Intelligent Materials Limited, Inovus Materials Limited, Exiguus Technologies Limited, Nano Solutions Limited, Nano Biosystems Limited, Nano Photonics Limited, Nano Devices Limited, Advance Nanotech (Singapore) Pte Ltd

23.1 Consent of Hall & Company, CPAs, the Company's former independent registered public accounting firm for year 2004 (filed herewith)
31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1               Section 1350  Certification  by Principal  Executive  Officer
                   (filed herewith)
32.2               Section 1350  Certification  by Principal  Financial  Officer
                   (filed herewith)

** Indicates compensation plan, contract or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2006.

                                    ADVANCE NANOTECH, INC.

                                    By:   /s/ Magnus R.E. Gittins
                                          -------------------------------------
                                          Magnus R.E. Gittins
                                          President and Chief Executive Officer


                                POWER OF ATTORNEY

      KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Magnus R. E. Gittins and Thomas P. Finn, and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                            TITLE                       DATE
      ---------                            -----                       ----

/S/ MAGNUS R. E. GITTINS     President, Chief Executive Officer   March 30, 2006
---------------------------  and Director (Principal Executive
Magnus R. E. Gittins         Officer)

/S/ THOMAS P. FINN           Chief Financial Officer (Principal   March 30, 2006
---------------------------  Financial Officer) and (Principal
Thomas P. Finn               Accounting Officer)

/S/ LEE J. COLE              Director                             March 30, 2006
---------------------------
Lee J. Cole

/S/ WILLIAM MILNE            Director                             March 30, 2006
---------------------------
William Milne

/S/ PETER RUGG               Director                             March 30, 2006
---------------------------
Peter Rugg

/S/ VIRGIL E. WENGER         Director                             March 30, 2006
---------------------------
Virgil E. Wenger

/S/ ANTONIO GONCALVES        Director                             March 30, 2006
---------------------------
Antonio Goncalves

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firms.                    F-2

Consolidated Balance Sheets of Advance Nanotech and Subsidiaries,
as of December 31, 2005 and 2004.                                            F-4

Consolidated Statements of Operations of Advance Nanotech and
Subsidiaries for the year ended December 31, 2005 and 2004
and for the period from August 17, 2004 (inception) through
December 31, 2005.                                                           F-5

Consolidated Statement of  Stockholders' Equity of Advance Nanotech
and Subsidiaries for the period from August 17, 200 (inception)
through December 31, 2005.                                                   F-6

Consolidated Statement of Cash Flows of Advance Nanotech and
Subsidiaries  for the years ended  December 31, 2005 and 2004 and
the period from August 17, 2004 (inception) through December 31, 2005.       F-7

Notes to Consolidated Financial Statements of Advance Nanotech and
Subsidiaries.                                                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Advance Nanotech, Inc.

We have audited the accompanying consolidated balance sheet of Advance Nanotech, Inc., as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Advance Nanotech, Inc., as of December 31, 2004 were audited by other auditors, whose report dated May 2, 2005, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 1 to the consolidated financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Nanotech, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ MENDOZA BERGER & COMPANY, LLP
---------------------------------
MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 27, 2006

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

/s/ Hall & Company
---------------------
Hall & Company

Irvine, California

                     ADVANCE NANOTECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                      2005             2004
                                                  ------------    ------------
                    ASSETS

Current assets
  Cash and cash equivalents ....................  $  7,911,078       1,009,430
  Restricted cash ..............................        76,744            --
  Prepaid licensing fees .......................       489,988         855,547
  Prepaid expenses and other current assets ....        14,992          66,288
  VAT tax refund receivable ....................       758,170            --
  Loans receivable .............................       177,421            --
                                                  ------------    ------------
      Total current assets .....................     9,428,393       1,931,265


Property Plant and Equipment, net ..............       275,493          50,793
Patents ........................................       178,855
Investments ....................................       183,632
                                                  ------------    ------------
                                                  $ 10,066,373    $  1,982,058
                                                  ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable .............................  $  1,696,644         184,846
  Accrued expenses .............................       254,309         399,252
  Deferred Equity Compensation .................       538,554            --
  Capital lease obligation .....................        20,572            --
  Advance from related party ...................          --            10,596
  Credit facility with related party ...........          --         1,653,395
                                                  ------------    ------------
      Total Current Liabilities ................     2,510,079       2,248,089

Other liabilities
   Capital lease obligation - Long Term ........        57,727            --
                                                  ------------    ------------
      Total liabilities ........................     2,567,806       2,248,089

Stockholders' Equity
Common stock; $0.001 par value; shares authorized
     100,000,000; Shares issued and outstanding
     33,552,920 ................................        33,553          21,167
 Additional paid in capital ....................     5,549,391       1,278,833
 Warrant Valuation .............................    12,066,468            --
 Accumulated other comprehensive income (loss) .      (197,854)         19,828
 Deficit accumulated during development stage ..    (9,952,991)     (1,585,859
                                                  ------------    ------------

      Total stockholders' equity ...............     7,498,567        (266,031)
                                                  ------------    ------------
                                                  $ 10,066,373    $  1,982,058
                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCE NANOTECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                                                 From            From
                                                               Inception       Inception
                                               12 Months      (August 17,     (August 17,
                                                ending          2004) to        2004) to
                                              December 31,    December 31,    December 31,
                                                  2005            2004            2005
                                              ------------    ------------    ------------
Costs and expenses

  Research and development ................   $  6,898,247         735,407    $  7,633,654

  General and administrative ..............     10,430,689         851,932      11,282,621
                                              ------------    ------------    ------------


      Loss from operations ................    (17,328,936)     (1,587,339)    (18,916,275)

Other Income/(Expense)

  Interest income .........................        222,661           1,480         224,141

  Fair value of warrants Gain / (Loss) ....      8,739,143            --         8,739,143
                                              ------------    ------------    ------------

      Net Gain / (Loss) ...................   $ (8,367,132)     (1,585,859)   $ (9,952,991)


 Foreign currency translation adjustment ..       (217,682)         19,828        (197,854)
                                              ------------    ------------    ------------

      Comprehensive Gain / (Loss) .........   $ (8,584,814)     (1,566,031)   $(10,150,845)
                                              ============    ============    ============

      Net loss per share- basic and diluted   $      (0.26)   $      (0.12)   $       --
                                              ============    ============    ============

      Weighted average shares outstanding
      basic and diluted ...................     33,306,257      13,190,646            --
                                              ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCE NANOTECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FROM INCEPTION (AUGUST 17, 2004) TO DECEMBER 31, 2005

                                                                                               DEFICIT    ACCUMULATED
                                                          ADDITIONAL                         ACCUMULATED     OTHER        TOTAL
                                     COMMON STOCK          PAID IN      WARRANT    WARRANT     DURING    COMPREHENSIVE STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL      SHARES    VALUATION  DEVELOPMENT  INCOME/LOSS    EQUITY
                                 ----------  ----------   ----------  ----------  ----------  ----------  ----------   ----------
Initial capitalization ........     200,000         200         -200           0           0           0           0            0

Acquisition shares, net of
financing costs ...............  19,352,778      19,353     -444,353           0           0           0           0     -425,000

Shares issued at $1/share .....   1,500,000       1,500    1,498,500           0           0           0           0    1,500,000

Shares issued for cash ........     112,500         113      224,887           0           0           0           0      225,000

Net loss to December 31, 2004 .           0           0            0           0           0  -1,585,858           0   -1,585,858

Foreign currency translation ..           0           0            0           0           0           0      19,828       19,828

                                 ----------  ----------   ----------  ----------  ----------  ----------  ----------   ----------
Balance as of December 31, 2004  21,165,278      21,165    1,278,834           0           0  -1,585,858      19,828     -266,031
                                 ==========  ==========   ==========  ==========  ==========  ==========  ==========   ==========

Shares issued in connection
with private placement, net
of financing ..................  11,666,123      11,666   20,569,194           0           0           0           0   20,580,860

Shares issued as late
registration penalty ..........     384,970         385    2,324,810           0           0           0           0    2,325,195

Shares issued from cashless
warrant conversions ...........      71,549          72          -72           0           0           0           0            0

Shares issued to consultants
for services ..................     265,000         265    2,182,235           0           0           0           0    2,182,500

Common stock Warrants .........           0           0  -10,140,471   5,889,326  10,140,471           0           0            0

Placement Agent Warrants ......           0           0   -1,925,996     984,866   1,925,996           0           0            0

Fair Value of Warrant Gain /
Loss ..........................           0           0   -8,739,143           0           0           0           0   -8,739,143

Net loss for the year ended
December 31, 2005 .............           0           0            0           0              -8,367,133           0   -8,367,133

Foreign currency translation ..           0           0            0           0           0                -217,682     -217,682

                                 ----------  ----------   ----------  ----------  ----------  ----------  ----------   ----------

Balance as at December 31, 2005  33,552,920      33,553    5,549,391   6,874,192  12,066,467  -9,952,991    -197,854    7,498,567
                                 ==========  ==========   ==========  ==========  ==========  ==========  ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                     ADVANCE NANOTECH, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              From            From
                                                                            Inception      Inception
                                                             12 Months     (August 17,    (August 17,
                                                               ending        2004) to       2004) to
                                                            December 31,   December 31,   December 31,
                                                                2005           2004           2005
                                                            ------------   ------------   ------------
Cash flows from operating activities
    Net loss .............................................  $ (8,367,132)  $ (1,585,859)  $ (9,952,991)
    Adjustments to reconcile net loss to cash flows
    used in operating activities
       Depreciation ......................................        55,315          6,491         61,806
       Accrued late registration cost ....................     2,325,194           --        2,325,194
       Fair value of warrant liability ...................    (8,739,143)          --       (8,739,143)
       Common stock issued for services ..................     2,182,500           --        2,182,500

   Changes in operating assets and liabilities
       Decrease (increase) in restricted cash ............       (76,744)          --          (76,744)
       Decrease (increase) in prepaid licensing fees .....       365,559       (855,547)      (489,988)
       Increase (decrease) in prepayments and other ......        51,296        (66,287)       (14,991)
       Increase (decrease) in VAT receivable .............      (758,170)          --         (758,170)
       Increase (decrease) in loan receivable ............      (177,421)          --         (177,421)
       Increase (decrease) in accounts payable ...........     1,511,798        184,845      1,696,643
       Increase (decrease) in accrued expenses ...........      (144,943)       399,251        254,308
       Increase (decrease) in deferred equity compensation       538,554           --          538,554
                                                            ------------   ------------   ------------
Net cash used in operating activities ....................   (11,233,337)    (1,917,106)   (13,150,443)
                                                            ------------   ------------   ------------

Cash flows from investing activities - equipment
acquisition
       Purchase of property plant and equipment ..........      (280,013)       (57,284)      (337,297)
       Development of patent technology ..................      (178,855)          --         (178,855)
       Investment in subsidiary ..........................      (183,632)          --         (183,632)
                                                            ------------   ------------   ------------
Net cash used in investing activities ....................      (642,500)       (57,284)      (699,784)
                                                            ------------   ------------   ------------

Cash flows from financing activities
       Capital lease obligations, net ....................        78,299           --           78,299
       Proceeds from related party credit facility .......          --        4,332,379      4,332,379
       Payments on related party credit facility .........    (1,653,395)    (1,178,984)    (2,832,379)
       Proceeds from issuance of common stock ............    20,580,860        225,000     20,805,860
       Financing fees on merger shares issued ............          --         (425,000)      (425,000)
       Advances from related party .......................          --          110,597        110,597
       Repayments to related party .......................       (10,597)      (100,000)      (110,597)
                                                            ------------   ------------   ------------
Net cash from financing activities .......................    18,995,167      2,963,992     21,959,159
                                                            ------------   ------------   ------------

                                                            ------------   ------------   ------------
Effect of exchange rates on cash and  equivalents ........      (217,682)        19,828       (197,854)
                                                            ------------   ------------   ------------

                                                            ------------   ------------   ------------
Net increase in cash and equivalents .....................     6,901,648      1,009,430      7,911,078
                                                            ------------   ------------   ------------

Cash and equivalents
       Beginning of period ...............................     1,009,430           --             --
                                                            ------------   ------------   ------------
       End of period .....................................  $  7,911,078   $  1,009,430   $  7,911,078
                                                            ============   ============   ============

Supplemental disclosure of cash flow information:
       Cash paid for interest and income taxes ...........  $     18,770           --     $     18,770
                                                            ============   ============   ============

       Conversion of amounts due on related party credit
       facility to common stock ..........................          --     $  1,500,000   $  1,500,000
                                                            ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                     ADVANCE NANOTECH, INC AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Advance Nanotech, Inc. ("ANI"), a Delaware corporation formed on August 17, 2004, merged with Artwork and Beyond, Inc. ("Artwork") effective October 1, 2004 in a transaction accounted for as a reverse merger, which resulted in the operations of ANI continuing in the capital structure of Artwork and the operations of Artwork being transferred to its previous owners. ANI's stockholders exchanged all their 20,000,000 shares of common stock outstanding for 70,000,000 shares of newly issued Artwork common stock and a further 1,910,000,000 shares. Immediately prior to the merger, Artwork had 17,344,568 shares of its common stock outstanding; accordingly, after the merger, there were 87,344,568 shares of common stock outstanding owned 80% by ANI's stockholders and 20% by Artwork's stockholders.

On October 5, 2004, the new Board of Directors approved (1) the issuance of 1,910,000 shares of common stock to ANI's stockholders (2) the change of the issuer's name to Advance Nanotech, Inc and (3) a one for 100 reverse stock split that resulted in an aggregate of 19,552,778 post split shares outstanding, owned 99% by ANI's previous stockholders and 1% by Artwork's previous stockholders. The acquisition resulted in ANI's management and Board of Directors assuming operational control of the Company. ANI now owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following inactive UK companies: Nano Devices Limited, Nano Solutions Limited , Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, NanoOptics Limited. ANI also owns 63.6% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. ANI also owns 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 10.83% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

The Company specializes in the acquisition and commercialization of nanotechnology. Nanotechnology is science at the atomic or molecular level that is expected to make most products lighter, stronger, less expensive and more precise. The Company's interests are focused in three nanotechnology areas, namely: electronics, biopharma and materials. The Company provides investment to bridge patented innovation with the capital markets. The Company's development network strives to create economic and time efficiencies which can advance the development of university research-programs to marketable product lines in high-value markets. The Company's business strategy is to develop its existing 26 nanotechnology products, acquire additional early-mid stage product candidates in the electronics, biopharma, and materials sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone (36.4%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them.

All   inter-company   accounts  and   transactions   have  been   eliminated  in
consolidation.

GOING CONCERN

The Company's auditors have expressed an opinion as to the Company's ability to continue as a going concern as a result of recurring losses since inception. We are actively exploring various equity financing transactions. Equity financings could include, but are not limited to, private investments in public equity
(PIPE) transactions and public offerings of our subsidiaries. Plans to generate revenue from operations could include licensing of one or more of our products for upfront and milestone payments, or co-development and co-funding of our products and Government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. We have re-aligned our spending from administration and research and development to maintain key development programs while carefully managing our overall cash usage. Advance Nanotech engaged an investment banker, ThinkEquity

LLC, to assist the Company in the evaluation and completion of financing for one of the Company's subsidiaries, Owlstone Nanotech, Inc. We anticipate that at the conclusion of the financing our loans to Owlstone Nanotech, Inc. will be repaid in full. The Company is also pursuing strategic funding initiatives in the Middle East and South East Asia regions. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

RISKS, UNCERTAINTIES AND CONCENTRATIONS OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company's ability to obtain acceptable financing in the future, ability to successfully acquire new technologies, rising insurance costs, the Company's ability to realize the value of intangible assets and deferred tax assets, dependence on key personnel, government regulation, competition, reliance on certain research agreements, and credit risk.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at December 31, 2005 and 2004 were principally held by two institutions in the U.S. and one bank in the U.K. The 2005 cash balance in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit was $7,022,433.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid instruments having maturity of three months or less at the time of purchase.

PROPERTY AND EQUIPMENT

During the quarter ended December 31, 2005, the Company has made a change in the accounting policy applied for accounting for property and equipment. The Company has newly adopted the straight-line method for calculating depreciation. In prior periods, the Company was using the 25% reducing balance method. The change results in the financial statements providing reliable and more relevant information about the effects of capital asset transactions and financial performance by depreciating the assets at a fixed and more consistent level than before, whereas the prior method provided for a higher depreciation expense in the early years and lower charges in the later years of an assets life. For the current period and each prior period presented, the amount of the adjustment is immaterial for each financial statement line item affected, including property plant and equipment and selling, general and administrative expense. There is no effect on the basic and diluted earnings per share in any prior period. The amount of the adjustment relating to the period December 31, 2004, would have increased property, plant and equipment, net and decreased the prior depreciation expense by an immaterial amount of approximately $933.

Property and  equipment  are stated at cost,  net of  accumulated  depreciation.
Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

                               Estimated
Asset Description             Useful Life            2005           2004
----------------------        -----------         ----------     ---------

Furniture and Fixtures          3-5 years         $  45,015      $   2,838
Office Equipment                3-5 years            48,534            285
Computers                         3 years            47,888         12,577
Software                          3 years            33,393              -
Plant and Machinery               5 years           159,943         41,584
                                                  ---------      ---------
                                                    334,773         57,284

Less: accumulated depreciation                      (59,280)        (6,491)
                                                  ---------      ---------

Net Property and equipment                        $ 275,493      $  50,793
                                                  =========      =========

The Company recorded depreciation for the periods ended December 31, 2005 and 2004, of approximately $55,315 and $6,491, respectively.

Maintenance and repairs are expensed as incurred.

RESEARCH AND DEVELOPMENT

Research and development costs related to both future products are expensed currently as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs." Total expenditures on research and development charged to expense for fiscal 2005 and 2004 were $6,898,247 and $735,407, respectively.

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currencies are the US Dollar and the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the year. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

SIGNIFICANCE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. Actual results could differ from those estimates.

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

NET LOSS PER COMMON SHARE

The Company computes income per share in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

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

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2005 and December 31, 2004 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,367,133 and $1,585,859, respectively, that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will not be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion 29 ("SFAS 153"). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair values of the assets exchanged, and eliminates the exception to this principle under APB Opinion 29 for exchanges of similar productive assets. The Company is required to adopt the new standard in the first interim period beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25
"Accounting for Stock Issued to Employees," ("APB 25") and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period
(usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that file as small business issuers as of the beginning of the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The Company has not yet determined the impact of the adoption of SFAS 123R on its financial statements at this time because it will depend on levels of share based payments granted in the future.

In March 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" ("FIN 47"). This Interpretation clarifies that the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

In December 2003, the FASB issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements in order to conform to the current presentation.

NOTE B - INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal fees, registration and consulting fees, design costs, and other direct costs needed to secure the asset. These costs incurred to obtain intangible assets are deemed capitalizable because such fees establish the legal rights of the owner. As of December 31, 2005 and 2004, the Company has capitalized internally developed patents of $179,000 and $0, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until the patent is issued and simultaneously placed in use. The intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets, ("SFAS 142") using the straight-line method over their estimated useful lives from the date the asset is issued and simultaneously placed in service. The asset will be amortized over the shorter of the estimated useful life or remaining legal life.

Intangible assets we acquire from other enterprises or individuals in an "arms length" transaction will be recorded at cost.

The Company expenses any administrative costs related to the legal work on these patents.

NOTE C - REVOLVING CREDIT FACILITY

The Company has a $20 million revolving line of credit facility with Jano Holdings Ltd. ("Jano"), a related party. A stockholder of the Company, JMSCL Limited, is a wholly owned subsidiary of Jano. As of December 31, 2005 and 2004, the Company had $0 and $1,653,395 outstanding under the credit facility, respectively. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars or more in equity funding. In conjunction with the facility, the Company issued Jano warrants for 6,666,666 shares of common stock in 2004 at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue.

NOTE D - STOCKHOLDERS' EQUITY

1. Common Stock

The Company has 100,000,000 million shares of authorized common stock, par value $0.001. At December 31, 2005, 33,552,920 shares of common stock were outstanding. At December 31, 2005, 3,000,000 shares were reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech's 2005 Equity Incentive Plan. As of December 31, 2005, there were no bonus grants or options for shares approved by the Board of Director's Compensation Committee under the 2005 Equity Incentive Plan. As of December 31, 2005, 13,469,308 shares were reserved for issuance upon exercise of outstanding warrants.

2. Private Placements

In summary, the Company conducted two private placements during the fiscal year ended December 31, 2005. The first placement comprised of three rounds and the second placement included two rounds of financings. Each placement is discussed below:

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

In short, in March 2005, the Company completed its two private placements resulting in an aggregate 11,778,650 shares of its common stock for aggregate gross proceeds of $23,557,300. Net proceeds from the transactions, after issuance costs and placement fees, were $20,805,610. In connection with these transactions, the Company also issued one warrant to purchase one share of common stock to each investors for every two shares of common stock purchased in the private placement resulting in an aggregate of 5,889,325 warrants ("Investor Warrants") being issued to investor at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent ("Agent Warrants") to purchase 984,866 shares of its common stock at $2.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, and as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference. (See table summary below at number five (5) for information about warrants)

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, the failure of the Company to file a required registration statement prior to the required filing date, or to cause either of the effectiveness actions to occur prior to the required effectiveness date, shall be deemed to be a "Non-Registration Event". The Company failed to file their registration statement on time per the required filing date, and there a Non-Registration Event occurred. For each thirty (30) day period during the period of such Non-Registration Event, the Company was required to deliver to each purchaser, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the aggregate purchase price (as such term is defined in the Securities Purchase Agreement) paid by such purchaser for securities (as such term is defined in the Securities Purchase Agreement). The Company had at its sole discretion to pay the non-registration event penalty payment in cash or in shares of its common stock. On November 23, 2005, the Company issued 384,970 shares of its common stock to the purchasers. When the Company was in a penalty position for the quarter ended September 30, 2005, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the fair value of the warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability was reclassified to equity as additional paid-in capital on the date that the registration statement was deemed effective, which is the same date the potential for a penalty ceased.

On June 2, 2005 the Company filed a registration statement on SEC Form SB-2 to register 26,305,374 shares of common stock. This total number includes 9,960,250 shares issued in a first private placement, 5,875,902 shares underlying warrants issued in conjunction with the first private placement, 1,818,400 shares issued in a second private placement, 998,290 shares underlying warrants issued in conjunction with a second private placement, and 7,652,532 additional shares with "piggy-back" registration rights. On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005, was effective. (See table summary below at number five (5) for information regarding warrants)

The fair value of the Investor Warrants was estimated at $10,140,471 for the period ending December 31, 2005 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.34%, the contractual life of 3 years and volatility of 166% and a $3.00 exercise price. (See table summary below at number five (5) for information about warrants)

The fair value of the Agent Warrants was estimated at $1,925,996 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, the contractual life of 5 years and volatility of 166% and a $2.00 exercise price. (See table summary below at number five (5) for information about warrants)

At March 31, 2005, the difference between the fair value of the warrants (Investor & Agent warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The warrant valuation was then re-measured at December 31, 2005 and estimated to be $12,066,467 coinciding with the decrease in the market value of the company's common stock. The change in fair value of the warrants of $8,739,143 from March 31, 2005 to December 31, 2005 was recorded as non-operating income in the Company's statement of operations and offset in equity.
(See table summary below at number five (5) for information about warrants)

3. Other Current Year Equity Transactions

On June 3, 2005, the Company issued 250,000 shares of restricted common stock to a consultant per a consulting agreement dated May 1, 2005, which appointed the consultant as a non-exclusive financial advisor and investment banker. The shares have piggyback registration rights if the Company does a public offering. The agreement expired one hundred eighty (180) days after executed on November 1, 2005. The Company recorded consulting expense of $2,099,750 at the time of the issuance of shares at the market closing price of $8.40 per share on June 3, 2005.

On September 9, 2005, the Company issued 15,000 shares of restricted common stock to consultant per a consulting agreement dated February 28, 2005. The consultant will render investor relation services to the Company for a period of one year from commencement with a one time option to terminate the agreement on August 28, 2005, which the Company did not exercise. The Company recorded consulting expense of $82,485 at the time of the issuance of shares at the market closing price of $5.50 per share on September 9, 2005. In addition, the consulting contract called for an additional 15,000 shares to be issued to the consultant in 2005. As of December 31, 2005, the Company has not issued the additional common stock and has accrued $31,050 at the market closing price of $2.07 on December 31, 2005.

On October 6, 2005, two private placement agents elected a cashless exercise option for their warrants. Warrants agreements with rights to purchase 26,325 and 78,975 shares of restricted common stock were exercised at the closing market price of the preceding day and netted shares of 17,887 and 53,662, respectively, for a total of 71,549 shares. The Company cancelled the held shares and placed them into the authorized but un-issued classification. (See table summary below at number five (5) for information about warrants)

4. Subsequent Equity Transactions

During 2005, the Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and 36,232 warrants. The agency was issued the warrants on January 2, 2006, for service performed in 2005, with a strike price of $2.07. As of December 31, 2005, the Company has accrued for an expense of $74,638 related to the fair value of the warrants. The Company calculated the 2005 expense by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, the contractual life of 10 years and volatility of 166%. The warrants were valued at $2.06 each using the Black-Scholes option pricing model. (See table summary below at number five (5) for information about warrants)

During 2005, the Company issued shares of common stock in connection with software license rights for use of an online share intelligence service for the period of one year. Per the agreement dated October 1, 2005, the Company agreed to compensate the licenser 10,000 shares of common stock. As of December 31, 2005, the Company has not issued the common stock and has accrued $20,700, and recognized expense of $5,175 and a pre-payment of $15,525.

During the fourth quarter of 2005, the Company settled a debenture by former investors of the Company. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue 19,300 warrant awards that were not finalized until March 2006. The new warrants have a strike price of $2.07 and a 5 year expiration date that expires on December 22, 2010. The awards vested 100% on the day they were finalized. The Company recorded the transaction in accordance with SFAS No. 123, "ACCOUNTING FOR STOCK BASED COMPENSATION", by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, the contractual life of 5 years and volatility of 166%. The warrants were valued at $1.95 each using the Black-Scholes option pricing model. The Company recorded an expense of $37,635 related to the debenture settlement. (See table summary below at number five (5) for information about warrants)

5. Warrants

The following table summarizes information about warrants:

                                         WARRANTS        WEIGHTED AVERAGE
                                         SUMMARY          EXERCISE PRICE
------------------------------------ ------------------ ------------------
AUGUST 2004 (INCEPTION)                      -
------------------------------------ ------------------ ------------------

Granted                                  6,666,666            2.00
Exercised                                    -
Cancelled or Forfeited                       -

------------------------------------ ------------------ ------------------
DEC. 31, 2004                            6,666,666            2.00
------------------------------------ ------------------ ------------------

Granted                                  6,874,190            2.86
Exercised                                   71,549            2.00
Cancelled or Forfeited                       -

------------------------------------ ------------------ ------------------
DEC. 31, 2005                           13,469,307            2.45
------------------------------------ ------------------ ------------------


In 2004, the Company issued Jano Holdings Ltd. ("Jano") warrants to purchase 6,666,666 shares of common stock at an exercise price equal to $2.00 which was the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. The warrants were issued in connection with obtaining the $20 million credit facility discussed in Note C.

NOTE E - STOCK OPTIONS

Under the 2005 Equity Incentive Plan, 3,000,000 shares of common stock are reserved for issuance. This non-qualified plan will expire on December 22, 2010, but options may remain outstanding past this date. As of December 31, 2005, there were 3,000,000 shares available for grant. The Board authorizes the grant of options to purchase stock as well as the grant of shares of stock under this plan. Grants cancelled or forfeited are available for future grants. The Board began issuing stock options and grants of shares in January 2006 (refer to Footnote I).

There are some stock options remaining under the 2001, 2002, and 2003 Dynamic IT Stock Option Plans, previously granted and inherited by Advance Nanotech, Inc. as a result of the reverse merger. The Company acknowledges and accounts for these options; however, the plan is no longer available for new grants and is not administered by the Board. The 2001, 2002, and 2003 Dynamic IT Stock Option Plans will expire on August 31, 2009, October 31, 2010, and February 2, 2012.

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations" (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure."

The following tables summarize information about stock options:

                                                                        Weighted
                                                          Number         Average
                                                            of          Exercise
                                                          Options         Price
                                                          -------        -------
Balance, November 30, 2004, (Inherited Options
Post Reverse merger)                                        7,027        $171.11

Granted ........................................             --             --
Exercised ......................................             --             --
Cancelled or forfeited .........................             --             --
                                                          -------        -------
Balance, December 31, 2004 .....................            7,027         171.11

Granted ........................................             --             --
Exercised ......................................             --             --
Cancelled or forfeited .........................             --             --
                                                          -------        -------
Balance, December 31, 2005 .....................            7,027        $171.11
                                                          =======        =======

                              Number              Average           Weighted            Number
Range of Exercise       Outstanding as of        Remaining          Average        Exercisable as of      Weighted Average
      Prices            December 31, 2004     Contractual Life    Exercise Price   December 31, 2005       Exercise Price
--------------------- ---------------------- ------------------ ----------------- --------------------- ---------------------
$20.00- 80.00                 4,913                 3.37             $ 27.23              4,913                $ 27.23
$100.00-200                     738                 3.36              160.30                738                 160.30
$700                          1,377                 3.72              700.00              1,377                 700.00


The fair value of each option granted for purposes of the pro-forma disclosures would have been estimated on the grant date using the Black Scholes Option Valuation Model. However, since no options were granted in 2005, there is no pro-forma expense disclosure.

NOTE F - COMMITMENTS AND CONTINGENCIES

1. Leases

As of December 31, 2005, the Company has the following lease commitments:

                                              OPERATING         CAPITAL
Year ending December 31,                        LEASES           LEASES
                                              ---------         --------
2006                                          $ 326,992         $ 26,302
2007                                            184,099           26,302
2008                                            179,008           23,478
2009                                            179,008            9,361
2010                                            126,797            5,460
Thereafter                                         -                -

Amounts representing interest                                    (12,604)
                                              ---------         --------
Total principal payments                      $ 995,904         $ 78,299
                                              =========         ========

The company currently leases 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010.

The Company currently leases office facilities in from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (GBP 2,500). The lease expires on June 30, 2006.

The company also has leased offices in Cambridge  (UK) and Newcastle  University
(UK). The Cambridge (UK) office is located at St. John's Innovation Centre, Cowley Road, Cambridge, CB4 0WS, and is for 1,400 square feet. The lease has monthly rent payments of approximately $10,182 (GBP 5,917), and the lease expires on January 15, 2007. The Newcastle University (UK) lease has monthly rents of approximately $324 (GBP 188), and is a month to month lease that can be terminated at any time by either party.

The Company does not own and has no plans to own any real estate and all facility leases will be structured as operating leases.

2. Collaboration Agreements with Subsidiaries and Sponsored Research

On May 28, 2004, Advance Nanotech, Inc. acquired 60% of Owlstone Limited in consideration for which Advance Nanotech agreed to provide a $2 million facility over two years for the development of a chemical sensor. On October 5, 2005 Advance Nanotech, Inc. agreed to increase the facility provided to Owlstone Nanotech, Inc., (parent of Owlstone Limited) by $1 million to bring the facility total to $3 million. In exchange for the facility increase, the Company received 6,000,000 shares of Owlstone Nanotech, Inc, increasing Advance Nanotech's ownership of Owlstone to 63.6%.

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

On December 24, 2004, Cambridge Nanotechnology, a wholly-owned subsidiary of the Company entered into a Collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the optical sector. Payments are due quarterly through December 2008.

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

On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics ("CAPE") along with the University of Cambridge, Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006. Advance Nanotech, as a Strategic Partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, the Strategic Partners, together with the University of Cambridge, nominate representatives to the Steering Committee which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other Strategic Partners. Payments are due each quarter through October 2009.

3. Defined Contribution Plan

The Company has a defined contribution 401 (k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401 (k) Plan as of December 31, 2005.

NOTE G - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired 15,625 shares of preferred stock or 10.83% equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance Nanotech's Senior Vice President of Business Development, Stephanie Interbartolo, assumed a seat on Singular IDs Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Advance Nanotech will help Singular ID further develop and commercialize this technology. The total equity capitalization of Singular ID is comprised of 100,000 shares of common stock and 44,240 shares of preferred stock.

The Company does not exercise significant influence over the entity and accounts for the investment in accordance with the cost method. The Company recorded the investment in accordance with FASB No. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES" The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company's balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments to the fair market value since acquisition.

NOTE H - RELATED PARTY TRANSACTIONS

The Company has a $20 million revolving line of credit facility with Jano Holdings Ltd. ("Jano"), a related party. A stockholder of the Company, JMSCL Limited, is a wholly owned subsidiary of Jano. As of December 31, 2005 and 2004, the Company had $0 and $1,653,395 outstanding under the credit facility, respectively. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and is repayable in the event that the Company raises $25 million dollars or more in equity funding. In conjunction with the facility, the Company issued Jano warrants for 6,666,666 shares of common stock in 2004 at an exercise price equal to the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue.

The Company currently leases office facilities from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 ((pound)2,500). The lease expires on June 30, 2006.

NOTE I- SUBSEQUENT EVENTS

On January 5, 2006, the Board approved the grant of 1,000,000 options to purchase common stock to certain employees of the Company. The terms of the options include a 5 year life, immediate 100% cliff vesting on the date of the grant and a strike price of $2.03.

On January 5, 2006, the Board approved a stock bonus grant of 102,024 shares to certain employees of the Company for their performance related to service in 2005. As of December 31, 2005, the Company accrued for compensation expense related to the fair market value of stock compensation of $449,000.

On February 1, 2006, Lowell Dashefsky joined the Company as General Counsel. Mr. Dashefsky will be responsible for directing all legal activities for the Company and its subsidiaries. Mr. Dashefsky brings over eight years of broad technological legal expertise to Advance Nanotech. For the past five years he has been an associate at Shearman & Sterling LLP in New York City where he was a member of the Intellectual Property Transactions group. He represented clients in a variety of industries, including pharmaceuticals, medical devices, consumer products, financial services, and information technology. Prior to his employment at Shearman & Sterling, Mr. Dashefsky was an associate at Fish & Neave in New York City where he practiced patent and trademark litigation

On February 9, 2006, one of the Company's subsidiaries, Owlstone Nanotech, Inc. voluntarily filed an application to withdraw its registration statement. This withdrawal intends to allow Owlstone to pursue certain opportunities which may be beneficial to the creation of significant stockholder value. As part of this strategic initiative, Advance Nanotech announced the delayed distribution of its dividend until Owlstone conducts an initial public offering or otherwise decides to publicly register its shares for trading. Owlstone engaged ThinkEquity Partners LLC to act as its exclusive financial advisor with respect to investment banking services and strategic advisory.

On March 10, 2006, the Company signed a one year lease for an office located in the Emirate of Dubai, United Arab Emirates. The office address will be Union House, 5th Floor, Port Saeed Road, PO Box 43659, Dubai, UAE. This establishes a business office in Dubai which will give the Company a local presence in the Middle East.