Form 10QSB
period 2006-03-31
Advance Nanotech, Inc.
filed 2006-05-15
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 011-15499

ADVANCE NANOTECH, INC.
(name of small business issuer in its charter)

COLORADO	20-1614256
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Lexington Avenue, 29th Floor
New York, NY 10022
(212) 583-0080
(Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of the issuer’s class of common equity, as of the latest practicable date:
33,820,867 as of May 8, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page (s)
PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENT

	Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 and from inception (August 17, 2004) through March 31, 2006 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) to March 31, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 andfrom inception (August 17, 2004) through March 31, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3.	CONTROLS AND PROCEDURES	30

PART II -	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	30

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	30

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	30

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 5.	OTHER INFORMATION	30

ITEM 6.	EXHIBITS	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2006	December 31, 2005
Current assets
Cash and cash equivalents	$5,772,581	$7,911,078
Restricted cash	77,148	76,744
Prepaid licensing fees	299,391	489,988
Prepaid expenses and other current assets	174,658	14,992
VAT tax refund receivable	158,283	758,170
Loans receivable	130,000	177,421
Total current assets	6,612,061	9,428,393

Property plant and equipment, net	288,179	275,493
Patents	209,445	178,855
Investment	183,632	183,632

	$7,293,317	$10,066,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,723,205	$1,696,644
Accrued expenses	219,866	254,309
Deferred equity compensation	299,126	538,554
Capital lease obligation	21,006	20,572
Loan Payable	27,998	—
Total Current Liabilities	2,291,201	2,510,079

Other liabilities
Capital lease obligation - long term	52,310	57,727
Total liabilities	2,343,511	2,567,806

Stockholders' equity
Common stock; $0.001 par value; shares authorized 100,000,000; shares issued and outstanding 33,664,917, and 33,552,920 in 2006 and 2005, respectively	33,667	33,553
Additional paid in capital	6,073,377	5,549,391
Warrant valuation	7,871,505	12,066,468
Accumulated other comprehensive income (loss)	(36,614)	(197,854)
Deficit accumulated during development stage	(8,992,129)	(9,952,991)

Total stockholders' equity	4,949,806	7,498,567

	$7,293,317	$10,066,373

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

			From Inception
	Three Months	Three Months	(August 17, 2004)
	ended	ended	to
	March 31, 2006	March 31, 2005	March 31, 2006
Costs and expenses
Research and development	$1,470,135	$2,934,606	$9,103,789
General and administrative	1,828,496	1,281,687	13,111,117

Loss from operations	(3,298,631)	(4,216,293)	(22,214,906)

Other income/(expense)
Interest income	64,531	19,453	288,672
Fair value of warrants gain / (loss)	4,194,962	(3,077,467)	12,934,105

Net gain / (loss)	$960,862	$(7,274,307)	$(8,992,129)

Foreign currency translation adjustment	161,240	(9,213)	(36,614)

Comprehensive gain / (loss)	$1,122,102	$(7,283,521)	$(9,028,743)

Net gain / (loss) per share- basic	$0.03	$(0.27)	$(0.37)
Net gain / (loss) per share- diluted	$0.03	—	—

Comprehensive gain/(loss) per share- basic	$0.03	$(0.27)	$(0.37)
Comprehensive gain/(loss) per share- diluted	$0.03	—	—

Weighted average shares outstanding- basic	33,656,743	26,998,353	24,404,928
Weighted average shares outstanding- diluted	33,656,743	26,998,353	24,404,928

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM INCEPTION (AUGUST 17, 2004) TO MARCH 31, 2006
(Unaudited)

						Deficit	Accumulated
			Additional			Accumulated	Other	Total
	Common Stock		Paid in	Warrant	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Valuation	Development	Income/Loss	Equity
Initial capitalization	200,000	200	(200)					0
Acquisition shares, net of financing costs	19,352,778	19,353	(444,353)					(425,000)
Shares issued at $1/share	1,500,000	1,500	1,498,500					1,500,000
Shares issued for cash	112,500	112	224,887					225,000
Net loss to December 31, 2004						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828

Balance as of Dec 31, 2004	21,165,278	21,165	1,278,834			(1,585,858)	19,828	(266,031)

Shares issued in connection with private placement, net of financing cost	11,666,123	11,666	20,569,194					20,580,860
Shares issued as late registration penalty	384,970	385	2,324,810					2,325,195
Shares issued from cashless warrant conversions	71,549	72	(72)					0
Shares issued to consultants for services	265,000	265	2,182,235					2,182,500
Common stock warrants			(10,140,471)	5,889,326	10,140,41			0
Placement agent warrants			(1,925,996)	913,317	1,925,996			0
Fair value of warrant			(8,739,143)					(8,739,143)
Net loss to December 31, 2005						(8,367,133)		(8,367,133)
Foreign currency translation							(217,682)	(217,682)

Balance as of Dec 31, 2005	33,552,920	33,553	5,549,391	6,802,643	12,066,467	(9,952,991)	(197,854)	7,498,567

Shares issued to consultants for services	10,000	10	18,490					18,500
Shares issued to employees	102,024	102	207,108					207,210
Stock options issued			186,118					186,118
Warrants issued for services			112,273					112,273
Fair value of warrant					(4,194,962)			(4,194,962)
Net gain/(loss) to Mar 31, 2006						960,862		960,862
Foreign currency translation							161,240	161,240

Balance as of March 31, 2006	33,664,944	33,667	6,073,377	6,802,643	7,871,505	(8,992,129)	(36,614)	4,949,806

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Three Months	Three Months	(August 17, 2004)
	ended	ended	to
	March 31, 2006	March 31, 2005	March 31, 2006
Cash flows from operating activities
Net loss	$960,862	$(7,274,307)	$(8,992,129)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	21,739	12,437	83,545
Fair value of warrant	(4,194,963)	3,077,467	(12,934,106)
Common stock issued for services	18,500	—	2,201,000
Common stock issued to employees	207,210	—	207,210
Stock options issued	186,118	—	186,118
Warrants issued for services	112,273	—	112,273
Accrued registration costs	—	—	2,325,194

Changes in operating assets and liabilities
Decrease (increase) in prepaid licensing fees	34,014	71,769	(455,974)
Increase (decrease) in prepayments and other	(3,084)	(1,410,115)	(18,075)
Increase (decrease) in VAT receivable	599,887	—	(158,283)
Increase (decrease) in loan receivable	47,421	(356,187)	(130,000)
Increase (decrease) in accounts payable	26,561	538,604	1,723,204
Increase (decrease) in accrued expenses	(34,443)	(1,753)	219,865
Increase (decrease) in deferred equity compensation	(239,428)	—	299,126
Increase (decrease) in loan payable	27,998	—	27,998
Net cash used in operating activities	(2,229,335)	(5,342,085)	(15,303,034)

Cash flows from investing activities
Purchase of property plant and equipment	(34,425)	(158,932)	(371,722)
Development of patent technology	(30,590)	—	(209,445)
Investment in subsidiary	—	—	(183,632)
Net cash used in investing activities	(65,015)	(158,932)	(764,799)

Cash flows from financing activities
Capital lease obligations, net	(4,983)	—	73,316
Proceeds from related party credit facility	—	—	4,332,379
Payments on related party credit facility	—	(1,653,395)	(2,832,379)
Proceeds from issuance of common stock	—	20,580,610	20,805,860
Financing fees on merger shares issued	—	—	(425,000)
Advances from related party	—	—	110,597
Repayments to related party	—	(3,080)	(110,597)
Net cash from financing activities	(4,983)	18,924,135	21,954,176

Effect of exchange rates on cash and equivalents	161,240	(9,213)	(36,614)

Net increase in cash and equivalents	(2,138,093)	13,413,905	5,849,729

Cash and equivalents
Beginning of period	7,997,822	1,009,430	—
End of period	$5,849,729	$14,423,335	$5,849,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,665	—	$21,435
Conversion of amounts due on related party credit facility to common stock	—	—	$1,500,000

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2006
(Unaudited)

Unless otherwise noted, (1) the term "Advance Nanotech" refers to Advance Nanotech, Inc., a Colorado corporation, (2) the term "Advance" or “ANI” refers to Advance Nanotech, Inc., a privately-held Delaware corporation, (3) the terms " the "Company," "we," "us," and "our," refer to the ongoing business operations of Advance Nanotech and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company, (4) “Advance Nanotech Limited” refers to Advance Nanotech Limited, a wholly owned subsidiary organized in the United Kingdom, (5) the terms "common stock" and "stockholder(s)" refer to Advance Nanotech's common stock and the holders of that stock, respectively, and (6) the term "warrant" refers to warrants to purchase Company common stock.

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

On October 1, 2005, a Colorado corporation then known as Artwork and Beyond, Inc. (“Artwork and Beyond”) acquired all of the issued and outstanding securities of Advance Nanotech, Inc. ("ANI"), a Delaware corporation (the “Delaware corporation”), pursuant to the terms and conditions set forth in a “Share Exchange Agreement” originally entered into on October 1, 2005 (the “Share Exchange”). As a result of this transaction (and certain capital transactions including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork and Beyond was changed, with the former stockholders of the Delaware corporation acquiring approximately 99% of Artwork and Beyond’s outstanding common stock. In addition, all of the officers and directors of Artwork and Beyond prior to the transaction were replaced by designees of the former shareholders of the Delaware corporation, and Artwork and Beyond’s corporate name was changed to “Advance Nanotech, Inc.”

As a consequence of the change in control of Artwork and Beyond resulting from these transactions, all prior business activities of Artwork and Beyond were completely terminated, and Artwork and Beyond adopted the business and plan of operations that had been developed and was in the process of implementation by the Delaware Corporation prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc.”

Advance Nanotech now owns all the issued and outstanding shares of Advance Nanotech Limited ("ANL"), a UK company, which in turn owns 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following UK companies: Nano Devices Limited, Nano Solutions Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 63.6% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. ANI also owns 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 10.83% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

Advance Nanotech has interests in 26 nanotechnologies. The Company's combined portfolio has a pipeline of potential products. The Company groups its interests into three broad industry categories: electronics, biopharma and materials. Each interest is then further categorized into one of the following three distinct development phases:

•	Near-to-Market Technologies: Technologies with market entrance expected within 18 months.

•	Emerging Technologies: Technologies with market entrance expected within 18 to 36 months.

•
Research Technologies: Early-stage, pre-proof of concept technologies. The Company is developing each of these technologies in partnership with leading academic institutions.  The market entrance is expected to be greater than 36 months.

We possess formal collaborations with internationally respected academic institutions, such as the University of Cambridge, the University of Bristol, and Imperial College, London, which provide the critical mass of expertise necessary to undertake pioneering nanotechnology research that may lead to successful product development. Additionally, we are a strategic partner in the Centre for Advanced Photonics and Electronics (“CAPE”) at the University of Cambridge along side corporations such as Dow Corning Corporation, Alps Electric Company, and Ericsson Marconi Corporation. Lastly, we have recognized the opportunity to make targeted minority investments in promising, later stage nanotechnologies, such as our investment in Singular ID Pte. Limited, based in the Republic of Singapore.

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

In biopharma we are interested in: drug delivery technologies, protein engineering, biosensors, ‘lab-on-a-chip’ technologies, medical imaging, implants and prosthetics, array technologies, self-assembly, drug discovery, photodynamic therapy, molecular motors, neuro-electronic interfaces, and nanoluminescent tags.

In materials we are interested in: carbon nanotubes, inorganic nanotubes, nanowires, nanoparticles, fullerenes, dendrimers, quantum dots, renewable nanocomposites, coatings and surfaces, fuel cells, lubricants, and purification and separation technologies.

As Advance Nanotech's technologies move from research technologies into emerging technologies, the Company forms businesses around the funded technology programs. This provides us with a structured business entity in which we can invest additional resources to commercialize the technology being developed while retaining, in most cases, a controlling position in order that we maintain the flexibility to commercialize the technology in the most value-generating manner for our stockholders. We provide our subsidiaries with financial, administrative, project management, corporate, intellectual property and strategic resources. We believe that this business model will enable our research teams at each university partner to maintain focus on the specific technology they are developing and each management team to focus on specific markets, increasing the likelihood of successful technological development and commercialization, in a cost effective way.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). All inter-company accounts and transactions have been eliminated in consolidation.

Minority stockholders of Owlstone (36.4%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them.

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing equity through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is actively exploring various equity financing transactions. Equity financings could include, but are not limited to, private investments in public equity (PIPE) transactions and public offerings of our subsidiaries. Plans to generate revenue from operations could include co-development and co-funding of our products, licensing our products for upfront and milestone payments, and Government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. Specifically, Owlstone engaged an investment banker, ThinkEquity LLC, to assist in evaluating and completing a financing for Owlstone. The Company is also evaluating strategic funding initiatives in the Middle East and South East Asia regions. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

RISKS, UNCERTAINTIES AND CONCENTRATIONS OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company's ability to obtain acceptable financing in the near future, ability to successfully acquire new technologies, rising insurance costs, the Company's ability to realize the value of intangible assets and deferred tax assets, dependence on key personnel, government regulation, competition, reliance on certain research agreements, and credit risk.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at March 31, 2006 and December 31, 2005 were principally held by two banking institutions in the U.S. and one banking institution in the U.K. The March 31, 2006 cash balance in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”) insurance limit was $5,248,909.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in highly liquid instruments having maturity of three months or less at the time of purchase.

The Company has restricted cash as a result of placing the security deposit related to our principal executive offices in New York in a standby letter of credit account. The Company is entitled to all of the interest earned on the account and will have unrestricted access to both the cash and interest at the end of the lease term.

PROPERTY AND EQUIPMENT

During the quarter ended December 31, 2005, the Company made a change in the accounting policy applied for accounting for property and equipment. The Company has newly adopted the straight-line method for calculating depreciation. In prior periods, the Company was using the 25% reducing balance method. Management believes that this change makes the financial statements more reliable, reflecting more relevant information about the effects of capital asset transactions and financial performance by depreciating the assets at a fixed and more consistent level than under the previous reducing balance method. Advance Nanotech’s the prior method yielded a higher depreciation expense in the early years and lower charges in the later years of an assets life. For the current period and each prior period presented, the amount of the adjustment is immaterial for each financial statement line item affected, including property plant and equipment and selling, general and administrative expense. There is no effect on the basic and diluted earnings per share in any prior period. The amount of the adjustment relating to the period ended December 31, 2004, would have increased property, plant and equipment, net and decreased the prior depreciation expense by an immaterial amount of approximately $933.

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

	Estimated	March 31,	December 31,
Asset Description	Useful Life	2006	2005
Furniture and Fixtures	3-5 years	$45,976	$45,015
Office Equipment	3-5 years	49,137	48,534
Computers	3 years	58,422	47,888
Software	3 years	47,179	33,393
Plant and Machinery	5 years	168,484	159,943
		369,198	334,773

Less: accumulated depreciation		(81,019)	(59,280)

Net Property and equipment		$288,179	$275,493

The Company recorded depreciation for the three month period ended March 31, 2006 of approximately $21,700.
The Company recorded depreciation for the year ended December 31, 2005 of approximately $55,300.

Maintenance and repairs are expensed as incurred.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products are expensed currently as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs." Total expenditures on research and development charged to expense for the three months ended March 31, 2006 and 2005 were $1,470,135 and $2,934,606, respectively. See the Results of Operations discussion in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS for a cumulative analysis by technology project as of March 31, 2006.

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currencies are the US Dollar and the British Pound. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive losses in stockholders' deficit.

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

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that file as small business issuers as of the beginning of the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures.

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services, and recognized over the related service period.

NET LOSS PER COMMON SHARE

The Company computes income per share in accordance with Statement of Financial Standards No. 128, Earnings Per Share (“SFAS 128”) which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period.

INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,367,133 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry-forwards will not be used. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) amortization method, or (b) fair value measurement method. At its initial adoption, the statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of FAS 156 to have a material impact on our financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” FAS 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was issued to improve financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Providing a fair value measurement election also results in more financial instruments being measured at what the FASB regards as the most relevant attribute for financial instruments, fair value. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of FAS 155 to have a material impact on our financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In March 2005, FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation was effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements in order to conform to the current presentation.

NOTE B - INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal fees, registration and consulting fees, design costs, and other direct costs needed to secure the asset. These costs incurred to obtain intangible assets may be capitalizable because such fees establish the legal rights of the owner. As of March 31, 2006 and December 31, 2005 the Company has capitalized internally developed patents of $209,445 and $178,855, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until the patent is issued and simultaneously placed in use. The intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142,“Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over their estimated useful lives from the date the asset is issued and simultaneously placed in service. The asset will be amortized over the shorter of the estimated useful life or remaining legal life.

Intangible assets we acquire from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company expenses any administrative costs related to the legal work on these patents.

NOTE C - REVOLVING CREDIT FACILITIES

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in initial and additional traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.5% of our outstanding Common Stock. Jano wholly-owns JMSCL Limited, which entity holds 1,250,000 shares of our common stock, or approximately 3.7% of our outstanding common stock as of March 31, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.2% of our outstanding common stock if the warrants are exercised. We had no amounts drawn on the Jano credit facility as of March 31, 2006 or as of December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more in equity funding.

Jano’s warrants to purchase 6,666,666 shares of Common Stock have an exercise price equal to the price of stock offered in the first equity fund raising by the Company of $2.00 per share. These warrants expire on May 27, 2009.

On March 31, 2006, Merrill Lynch extended a loan management account to the Company, which operates as a line of credit with loans or advances secured by collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. As of March 31, 2006, the LIBOR rate was 4.82%. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for a loan. Accordingly, a decline in the value of collateral pledged to secure a loan under this facility could force the sale of the underlying collateral. As of March 31, 2006, the Company had $0 outstanding under the loan agreement. As of March 31, 2006, the Company maintained a cash balance of $4.6M and a security balance of $0 in a Merrill Lynch investment account. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any.

NOTE D - STOCKHOLDERS’ EQUITY

1. Common Stock

The Company has 100,000,000 million shares of authorized common stock, par value $0.001. At March 31, 2006, 33,664,944 shares of common stock were outstanding.

At December 31, 2005, 3,000,000 shares were reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech’s 2005 Equity Incentive Plan. As of March 31, 2006, there was a bonus grant of 102,024 shares on January 5, 2006, and 1,000,000 stock options issued to certain employees on January 5, 2006. The bonus grant and stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan.

As of March 31, 2006, 13,469,308 shares were reserved for issuance upon exercise of outstanding warrants.

2. Stockholders’ Equity Transactions

On January 5, 2006, the Board approved the grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, immediate 100% vesting on the date of grant and a strike price of $2.03. The Company has recorded a non-cash expense for the three months ended of $186,118 based on the grant-date fair value of the award. The Company uses the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, a contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

On January 5, 2006, the Board approved a stock bonus grant of 102,024 shares to certain employees of the Company for their performance related to service in 2005. As of December 31, 2005, the Company accrued for a non-cash compensation expense related to the fair market value of stock compensation of $449,000. As of March 31, 2006, the Company has accrued a non-cash expense of $259,000 plus related taxes in connection with a stock bonus grant approved by the Board on April 13, 2006, of 140,923 shares issued to certain employees of the Company for their performance related to service in 2006.

During 2005, the Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and warrants to purchase 36,232 shares of common stock. The agency was issued the warrants on January 2, 2006, with a strike price of $2.07. As of December 31, 2005, the Company had accrued a non-cash expense of $74,638 related to the fair value of the warrants. The Company calculated the expense recorded in 2005 by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, a contractual life of 10 years and volatility of 166%. The warrants were valued at $2.06 each using the Black-Scholes option pricing model.

On February 3, 2006, the Company issued 10,000 shares of common stock at the closing price on the date of grant in connection with software license rights for use of an online share intelligence service for the period of one year. These shares were issued pursuant to the license agreement dated October 1, 2005. As of March 31, 2006, the Company has recognized a non-cash expense of $18,500 related to the contract.

During the fourth quarter of 2005, the Company settled a nuisance claim by investors in Artwork and Beyond with respect to certain corporate actions effected prior to the share exchange. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock and those warrants were issued in January 2006. The new warrants have a strike price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, contractual life of 5 years and a volatility of 166%. The warrants were valued at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

On February 9, 2006, one of the Company’s subsidiaries, Owlstone Nanotech, Inc. voluntarily filed an application to withdraw its registration statement. This withdrawal intends to allow Owlstone to pursue certain opportunities which may be beneficial to the creation of significant stockholder value. As part of this strategic initiative, Advance Nanotech announced the delayed distribution of its dividend until Owlstone conducts an initial public offering or otherwise decides to publicly register its shares for trading. Owlstone engaged ThinkEquity Partners LLC to act as its exclusive financial advisor with respect to investment banking services and strategic advisory.

3. Private Placements

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

In summary, in March 2005, the Company completed its two private placements resulting in the issuance of an aggregate of 11,778,650 shares of its common stock for aggregate gross proceeds of $23,557,300. Net proceeds from the transactions, after issuance costs and placement fees, were $20,805,610. In connection with these transactions, the Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 5,889,325 warrants ("Investor Warrants") being issued to investors at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent ("Agent Warrants") to purchase 984,866 shares of its common stock at $2.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, and as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference. (See table summary below at number four (4) for information about warrants)

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, the failure of the Company to file a required registration statement prior to the required filing date, or to cause either of the effectiveness actions to occur prior to the required effectiveness date, shall be deemed to be a "Non-Registration Event". The Company failed to file their registration statement on time per the required filing date, and a Non-Registration Event occurred. For each thirty (30) day period during the period of such Non-Registration Event, the Company was required to deliver to each purchaser, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the aggregate purchase price (as such term is defined in the Securities Purchase Agreement) paid by such purchaser for securities (as such term is defined in the Securities Purchase Agreement). The Company had at its sole discretion to pay the non-registration event penalty payment in cash or in shares of its common stock. On November 23, 2005, the Company issued 384,970 shares of its common stock to the purchasers. When the Company was in a penalty position for the quarter ended September 30, 2005, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock," the fair value of the warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability was reclassified to equity as additional paid-in capital on the date that the registration statement was deemed effective, which is the same date the potential for a penalty ceased.

On June 2, 2005 the Company filed a registration statement on SEC Form SB-2 to register 26,305,374 shares of common stock. This total number includes 9,960,250 shares issued in a first private placement, 5,875,902 shares underlying warrants issued in conjunction with the first private placement, 1,818,400 shares issued in a second private placement, 998,290 shares underlying warrants issued in conjunction with a second private placement, and 7,652,532 additional shares with "piggy-back" registration rights. The Company filed an amendment to this Form SB-2 on October 28, 2006, and, on November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005, was effective. (See table summary below at number four (4) for information regarding warrants)

The fair value of the Investor Warrants was estimated at $6,554,566 for the period ending March 31, 2006 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, the remaining contractual life of 2 years and volatility of 169% and a $3.00 exercise price.

The fair value of the Agent Warrants was estimated at $1,316,940 for the period ending March 31, 2006 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.83%, the remaining contractual life of 4 years and volatility of 169% and a $2.00 exercise price.

At March 31, 2005, the difference between the fair value of the warrants (Investor & Agent Warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The total warrant valuation was then re-measured at March 31, 2006 and estimated to be $7,871,505 coinciding with the decrease in the market value of the Company's common stock. The cumulative change in fair value of the warrants of $12,934,105 from March 31, 2005 to March 31, 2006 was recorded as non-operating income in the Company's respective statement of operations. The offset in the fair value of the warrants is recorded in additional paid in capital. (See table summary below at number four (4) for information about warrants)

4. Warrants

The following table summarizes information about warrants:
Weighted Average

	Warrants Summary		Exercise Price
August 2004 (Inception)	—

Granted	6,666,666 (a	)	2.00
Exercised	—		—
Cancelled or Forfeited	—		—

December 31, 2004	6,666,666		2.00

Granted	6,874,190		2.86
Exercised	(71,549)		2.00
Cancelled or Forfeited	—		—

December 31, 2005	13,469,307		2.45

Granted	55,532		2.05
Exercised	—		—
Cancelled or Forfeited	—		—

March 31, 2006	13,524,839		2.46

(a) The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. The warrant was subsequently amended and replaced by a warrant to purchase the same number of shares of Company common stock at an exercise price equal to $2.00 which was the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. The warrants were issued in connection with obtaining the $20 million credit facility discussed in Note C.

NOTE E — STOCK OPTIONS

Under the 2005 Equity Incentive Plan, 3,000,000 shares of common stock are reserved for issuance. This non-qualified plan will expire on December 22, 2010, but options may remain outstanding past this date. As of December 31, 2005, there were 3,000,000 shares available for grant. The Board authorizes the grant of options to purchase stock as well as the grant of shares of stock under this plan. Grants cancelled or forfeited are available for future grants. The Board issued stock options and share grants on January 5, 2006, by issuing 1,000,000 options and 102,024 share grants. On April 13, 2006, the Company issued another 140,923 share grants.

A predecessor entity of Artwork and Beyond, Inc., Dynamic IT, was a party to certain stock option plans. There are some stock options remaining under the 2001, 2002, and 2003 Dynamic IT Stock Option Plans. These stock options were previously granted by other management teams and subsequently assumed by Advance Nanotech as a result of the reverse merger discussed in Note A. The Company acknowledges and accounts for these options. No future grants may be made under these plans. The 2001, 2002, and 2003 Dynamic IT Stock Option Plans will expire on August 31, 2009, October 31, 2010, and February 2, 2012, respectively.

The Company accounts for employee stock option grants in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

SFAS 123(R) eliminates the alternative to the Company’s prior guidance under APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that file as small business issuers as of the beginning of the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures.

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

The following tables summarize disclosure information regarding stock options:

	Number of	Weighted Average
	Options	Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—

Balance, December 31, 2004	7,027	171.11
Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—

Balance, December 31, 2005	7,027	171.11

Granted	1,000,000	2.03
Exercised	—	—
Cancelled or forfeited	—	—

Balance, March 31, 2006	1,007,027	$3.21

Range of Exercise Prices	Number Outstanding as of March 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Weighted Average Exercise Price	Compensation Cost Recorded as of March 31, 2006	Compensation Cost to be Recorded
$2.03	1,000,000	4.84	$2.03	$2.03	$186,118	$1,558,439
$20.00-80.00	4,913	3.12	27.23	27.23	—	—
$100.00-200	738	3.11	160.30	160.30	—	—
$700	1,377	3.47	700.00	700.00	—	—

NOTE F - COMMITMENTS AND CONTINGENCIES

1. Leases

As of March 31, 2006, the Company has the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2006	$285,065	$19,726
2007	184,494	26,302
2008	179,008	23,478
2009	179,008	9,361
2010	126,797	5,460
Thereafter	—	—

Amounts representing interest	—	(11,012)

Total principal payments	$954,372	$73,315

The company currently leases 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010.

The Company currently leases office facilities in from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (£2,500). The lease expires on June 30, 2006.

The company also has leased offices in Cambridge (UK) and Newcastle University (UK). The Cambridge (UK) office is located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS, and is for 1,400 square feet. The lease has monthly rent payments of approximately $10,182 (£5,917), and the lease expires on January 15, 2007. The Newcastle University (UK) lease has monthly rents of approximately $324 (£188), and is a month to month lease that can be terminated at any time by either party.

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

2. Collaboration Agreements with Subsidiaries and Sponsored Research

On May 28, 2004, Advance Nanotech acquired 60% of Owlstone Limited in consideration for which Advance Nanotech provided a $2.0 million facility over two years for the development of a chemical detection sensor.  On October 5, 2005, all stockholders of Owlstone Limited agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. All operations, intellectual property, and commitments of Owlstone Limited were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest, and in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone. Following this additional share issuance, Advance Nanotech now holds approximately 63.6% of Owlstone and the founders retain the other 36.4% of the total issued and outstanding capital of Owlstone. Advance Nanotech has provided Owlstone $2,377,968 as of March 31, 2006.  During the next 12 months, we are committed to provide an additional $622,032 to maximize the $3.0M facility.

On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $489,319 are due quarterly through October 2007.  Nano Solutions Limited is committed to providing approximately $1,957,275, during the next 12 month period to fund eight separate research projects. Nano Solutions Limited has the right to terminate any research project for convenience, but would need to provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Nano Solutions Limited from its total funding obligations to Imperial College, but would, however, reduce Nano Solutions Limited’s financial commitment during the next 12 months.

On December 13, 2004, NanoFED Limited entered into an approximate $2 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments are due quarterly through December 2006.  Our remaining financial obligation is approximately $1,130,870.

On December 24, 2004, Cambridge Nanotechnology Limited entered into a Collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the optical sector. Payments are due quarterly through December 2008. The Company is obligated to provide approximately $899,166, over the next 12 month period to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but would need to provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge, but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments.   We are currently in discussions with our collaboration partner to revise the Company’s financial obligations under this contract. If we do not agree on a modification, our financial commitments over the next 12 month period would be $1,988,343.   Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and its owner, Professor Toumaz. Bio-Nano Sensium Technologies Limited has the exclusive world-wide rights to Toumaz Technologies Limited portfolio of background patents and patent applications for the devices operating within the bio-nano world - for example, medical sensing devices, plus all arising intellectual property.

On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Corporation and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner, and the University of Cambridge, nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009.  Advance Nanotech is committed to providing approximately $869,900, over the next 12 month period.  We have a right to terminate the agreement for convenience, but would need to provide notice and pay pro-rata up to the point of termination.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

As of March 31, 2006, the Company has met its funding obligations with respect to its collaboration agreements and sponsored research programs.  Our research and development commitments resulting from our formal collaboration agreements for the next 12 month period are summarized in the table below.

Project	March 31, 2006
Owlstone Nanotech, Inc.	$622,032
NanoFED Limited	1,130,870
Bio-Nano Sensium Technologies Limited	1,988,343
Cambridge Nanotechnology Limited	899,166
Nano Solutions Limited	1,957,275
Centre of Advanced Photonics & Electronics	869,900

TOTAL	$7,467,586

Certain of our contractual commitments contain termination rights and the ability to limit the Company’s future payments. Before adjusting for any such terminations or modifications, at March 31, 2006, our contractual commitments for the next 12 months are summarized above.

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of March 31, 2006.

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

The Company does not currently exercise significant influence over the entity and accounts for the investment in accordance with the cost method. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending March 31, 2006.

NOTE H - RELATED PARTY TRANSACTIONS

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in initial and additional traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.5% of our outstanding Common Stock. Jano wholly-owns JMSCL Limited, which entity holds 1,250,000 shares of our common stock, or approximately 3.7% of our outstanding common stock as of March 31, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.2% of our outstanding common stock if the warrants are exercised. We had no amounts drawn on the Jano credit facility as of March 31, 2006 or as of December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more in equity funding.

Jano’s warrants to purchase 6,666,666 shares of Common Stock have an exercise price equal to the price of stock offered in the first equity fund raising by the Company of $2.00 per share. These warrants expire on May 27, 2009.

The Company currently leases office facilities from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (£2,500). The lease expires on June 30, 2006.

NOTE I - SUBSEQUENT EVENTS

On April 5, 2006, Advance Nanotech entered into a Director Compensation and Confidential Information Agreement ("Director Agreement") with Mr. Joseph L. Parkinson.  Mr. Parkinson was unanimously elected as non-executive Chairman of the Board of Directors of the Company. Mr. Parkinson assumed the role of Mr. Lee Cole, who resigned as Chairman of the Board, but will continue to serve as a Director of the Company.  In accordance with the Director Agreement, Mr. Parkinson was entitled to receive cash compensation for days (in part or whole) for time he traveled on behalf of the Company or otherwise devoted time to the Company at the Company's request. In addition to the cash remuneration compensation provided, Mr. Parkinson was to be granted stock options.  On May 10, 2006, due to personal reasons, Mr. Parkinson resigned from the Board of Directors and his Director Agreement was terminated.  Mr. Parkinson’s resignation is not related to any disagreement with the Company.  The termination of the Director Agreement did not adversely affect any rights or obligations that may have accrued on behalf of either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. Following the effective date of termination, the Company will not be responsible for any further payments in any form under the Agreement.  The Director Agreement was filed as Exhibit 10.1 to Form 8-K filed on April 7, 2006.

Effective April 10, 2006, the Company hired Bret Bader to the position of Chief Executive Officer of Owlstone. As CEO of Owlstone, Mr. Bader will be responsible for developing and executing the strategic direction of the company. Prior to joining Owlstone, Mr. Bader held several leadership positions with Smiths Detection Inc., the leading manufacturer of security screening sensors for the detection of explosives, narcotics, weapons and chemical and biological warfare agents, and a subsidiary of Smiths Group Plc. Most recently he served as general manager and vice president of the Americas division of Smiths Detection. He directed all sales and support activities in the US, developed and implemented all business-marketing plans and oversaw accounting and controller functions. Mr. Bader also held positions at Smiths Detection of general manager and vice president of the civil business division, and general manager of the security inspection division. Before Smiths Detection, Mr. Bader held the positions of regional sales manager, national sales manager, and director of sales for EG&G Astrophysics, a US manufacturer of x-ray security screening technology. Mr. Bader attended the University of Massachusetts, Amherst.

Effective April 19, 2006, Advance Nanotech appointed John Robertson to the Board of Directors. Professor Robertson assumed the Board seat vacated by Professor William Milne, who stepped down to focus on his responsibilities at the Center for Advanced Photonics and Electronics, of which Advance Nanotech is a strategic partner. Professor Robertson is currently a professor of electronics at Cambridge University. He previously was a reader in solid state electronics, a university lecturer and research associate, all at Cambridge University. Prior to his work at Cambridge, Professor Robertson served as a visiting professor at the University of Illinois. He also served as a research officer at the Leatherhead and Swindon Central Electricity Generating Board in the UK for nearly 20 years. Professor Robertson's research covers a wide range of interests in electronics materials including carbon nanotubes, diamond-like carbon, amorphous silicon, and ferroelectric oxides. He has published over 400 papers, is currently the most cited staff member in the Cambridge engineering department and is a recipient of the T.P. Hoar Award for best paper in Corrosion Science. Professor Robertson earned his bachelor's and master's degrees in natural sciences from Churchill College at Cambridge University and a doctorate in physics from the Cavendish Laboratories at Cambridge University.

On May 11, 2006, Advance Nanotech unanimously elected Mr. Magnus R.E. Gittins as Chairman of the Board of Directors of the Company. Mr. Gittins will now assume the roles of Chief Executive Officer and executive Chairman of the Board of Directors of Advance Nanotech. Mr. Gittins will assume the former role of Mr. Joseph Parkinson, who had resigned as Chairman of the Board on May 10, 2006, due to personal reasons. There was no disagreement between the Company and Mr. Parkinson. Mr. Gittins will receive no additional compensation for assuming the role as Chairman.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Statements contained in this interim report on Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company’s expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors, including those detailed in the “Risk Factors” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and elsewhere in this Quarterly Report on Form 10Q-SB. The forward-looking statements are made as of the date hereof, and the Company assumes no obligation to update the forward-looking statements, or to update the reasons why actual results could differ materially from those projected in the forward-looking statements. Accordingly, you should not unduly rely on forward-looking statements.

OVERVIEW

Advance Nanotech is dedicated to the successful commercialization of disruptive nanotechnologies. Our mission is to rapidly build businesses that transform academic nanotechnology platforms into nano-enabled products. We seek early-stage opportunities which will, within three years, deliver proof-of-concept devices or demonstrate manufacturability. There are many ways to group our nanotechnologies, including by application, theme, university partner or time to commercialization. However, generally we group our nanotechnologies into three broad domain-specific groups: electronics, biopharma and materials. Each of these vertical groups is headed by a Senior Vice-President with scientific and industry expertise. Alongside our financial support, we provide a ‘tool-box’ of support services to each of our research programs in order to ensure the technologies into which we invest achieve maximum market potential. This tool-box includes assistance such as commercialization guidance, project and infrastructure management, leadership assets, and counsel on intellectual property, licensing and regulatory issues. Advance Nanotech's diversified portfolio of 26 nanotechnologies, of which the Company holds a majority stake in 20, impacts a range of applications including, but not limited to, sensors, medical therapeutics and composites. Advance Nanotech is forging partnerships with leading manufacturers and universities in Europe, Asia and North America to transform innovative nanotechnology concepts into practical solutions.

We believe that the Company's development network creates economic and time efficiencies which can advance the development of successful university research-programs to marketable product lines in high-value markets. Leading universities across the world are generating pioneering research in the nanotechnology area, typically funded by government grants or by large industrial businesses. There are many research projects which offer the potential for commercialization, in valuable markets, and yet are under resourced due to a lack of funding. The Company identifies opportunities to fund multiple, early-stage nanotechnology research programs within leading universities as the first and crucial step in developing and commercializing new products. This commitment to invest, bridges the gap between cutting-edge innovation and the capital markets.

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

The change of control resulting from the Exchange Agreement was accounted for as a “reverse acquisition,” as though Advance Nanotech’s predecessor acquired Advance Nanotech through a purchase of net assets. As a result, losses generated by the Company in 2005 and 2004 bear no relationship to those generated by Artwork & Beyond in 2003.

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

•
License the processes and products to a third party for a royalty or other payment. By licensing, the Company would not have to put resources into building a sales or a production infrastructure and can use those resources to develop additional products.

•
Retain the rights but contract with a third party for production. The Company would then sell the finished products. This approach would require either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network, but not require investment in production equipment.

•	Build production capability and produce and sell the products made. This last approach would require the most capital to build the production, sales and distribution infrastructure.

The decision as to which approach to take will be dictated by which approach will, in the opinion of management, generate the highest return for the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

We did not generated revenues in the three months ended March 31, 2006 or March 31, 2005.

Our research and development costs for the three months ended March 31, 2006, as compared to the same three months ended March 31, 2005 were approximately $1,470,135 and $2,934,606, respectively, representing a decrease of $1,464,471 or 49.9%. Our research and development costs include costs associated with the projects shown in the table below.

	MARCH 31,
Project	2006	2005	Change from prior year
Owlstone Nanotech, Inc. (1)	$287,229	$413,054	$(125,825)
NanoFED Limited (2)	233,667	236,415	(2,748)
Bio-Nano Sensium Technologies Limited (3)	0	540,560	(540,560)
Cambridge Nanotechnology Limited (4)	226,432	1,079,435	(853,003)
Nano Solutions Limited (5)	492,891	665,142	(172,251)
Centre for Advanced Photonics & Electronics(6)	229,916	0	229,916
TOTAL	$1,470,135	$2,934,606	$1,464,471

(1) Developing one nanotechnology
(2) Developing two nanotechnologies
(3) Developing one nanotechnology
(4) Developing seven nanotechnologies with the right to reassign any particular technology to any Advance Nanotech subsidiary
(5) Developing eight nanotechnologies with the right to reassign any particular technology to any Advance Nanotech subsidiary
(6) Developing six nanotechnologies, one of which is exclusively funded by Advance Nanotech and five of which are funded by Advance Nanotech in partnership with Dow Corning Corporation, Alps Electric Company and Ericsson Marconi Corporation, with one project funded solely by the Company.
(*Note) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method

Research and development costs have decreased as a result of the Company entering the straight-line quarterly payment phase of the collaboration agreements with the universities, compared to the initial one-time project start-up costs and miscellaneous overhead costs expensed in the first quarter of 2005. Other decreases are due to re-negotiations currently taking place on the Bio-Nano Sensium Technologies project. At March 31, 2006, the Company was discussing a revision to this agreement with its partner, and, therefore had not yet funded this initiative in 2006.

General and administrative expenses for the three months ended March 31, 2006 and for the three months ended March 31, 2005 were $1,828,496 and $1,281,687, respectively, representing an increase of $546,809 or 42.7%. This increase is primarily due to:

•
An increase in payroll and employee related expenses due to the significant growth in employee headcount. In the three months ended March 31, 2006, we had 11 full time employees, compared to 4 consultants in the same period in 2005, so the payroll and payroll related travel, recruitment and benefit costs have significantly increased

•	An increase in consulting and legal fees due to the Company’s expansion of regulatory and investor relations initiatives
•	An increase in travel expenses related to ongoing project reviews and assessments

Interest income for the three months ended March 31, 2006 and for the three months ended March 31, 2005 was $64,531 and $19,453, respectively, representing an increase of $45,078 from 2005.  This increase was principally due to our short-term money market return on investment of the net proceeds raised in the first and second quarters of fiscal year ended 2005. The cash reserves have been invested in liquid securities at large financial institutions.

FINANCIAL RESOURCES

At March 31, 2006, the Company had a line of credit with Jano Holdings Ltd. (“Jano”) and a line of credit with Merrill Lynch. Under the Jano line of credit, the Company may draw up to $20.0 million upon certification of covenants, approval of a budget and other typical deliveries. Under the Merrill Lynch line of credit, the Company may drawdown cash based on pledged collateral. As of March 31, 2006, the Company had no outstanding balances drawn on either credit facility.

The Company raised approximately $23.5 million in gross proceeds through two private placements in the first half of 2005. As of March 31, 2006, the Company had $5.8 million in cash and cash equivalents and long-term receivables for inter-company loans extended to subsidiaries of $9.3 million. As of the same date, the Company had liabilities aggregating approximately $7.5 million due and payable in the next 12 months.

The Company's cash requirements for the next twelve months are based upon existing agreements and do not assume agreements to finance additional research. Since it is anticipated that the Company will not internally generate significant revenue or profits in the near term, the Company anticipates raising additional capital to meet commitments made to date. The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing equity through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is actively exploring various equity financing transactions. Equity financings could include, but are not limited to, private investments in public equity (PIPE) transactions and public offerings of our subsidiaries. Plans to generate revenue from operations could include co-development and co-funding of our products, licensing our products for upfront and milestone payments, and Government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. Specifically, Owlstone engaged an investment banker, ThinkEquity LLC, to assist in evaluating and completing a financing for Owlstone. At the Company’s annual shareholders meeting on May 11, 2006, our shareholders approved certain proposals that create a new class of preferred stock, providing additional equity financing flexibility to the Company. The Company is also evaluating strategic funding initiatives in the Middle East and South East Asia regions. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

PORTFOLIO AND SUBSIDIARY RESEARCH AND DEVELOPMENT AGREEMENTS

As of March 31, 2006, we possessed controlling interests in the companies listed below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK and are operated as majority-owned subsidiaries. Owlstone Nanotech, Inc. is incorporated in the state of Delaware and Advance Nanotech owns 63.60% of the capital stock of Owlstone. Advance Nanotech owns 90% of the capital stock of Advance Nanotech Singapore Pte. Ltd., a company incorporated in Singapore. Advance Nanotech Singapore Pte. Ltd. in turn owns 10.83% of Singular ID Pte. Limited, a separate company incorporated in Singapore.

With the exception of Owlstone Nanotech, Inc., Bio-Nano Sensium Technologies Limited, and Singular ID Pte. Limited, each subsidiary has been specifically incorporated with the purpose of commercializing a particular university collaborative program. The collaborative agreements which Advance Nanotech strikes with a particular university will often include multiple research programs around a particular theme. Advance Nanotech has the right to re-assign those research programs to any of its existing or newly formed subsidiaries. This allows Advance Nanotech to apply additional resources to assist in the development and commercialization of the technology, while retaining flexibility. Additionally, the incorporation of these entities allows Advance Nanotech to build out management teams for each subsidiary as the development of the technology proves successful within the university environment.

The following table summarizes Advance Nanotech, Inc.’s 26 portfolio technologies as of March 31, 2006:

				CUMULATIVE
				R&D
		PORTFOLIO	%	FUNDING as		Development
SUBSIDIARY	TECHNOLOGY	COUNT	OWNERSHIP	of 3/31/2006	Description	Phase

Centre for Advanced Photonics & Electronics (CAPE)				$ 549,568
1	EPI CNT	1	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies

Centre for Advanced Photonics & Electronics (CAPE)				$ 137,392
(CAPE partner projects with Dow Corning, ALPS, and Marconi)
1	HIMO	2 *	25.00%		High mobility oxides	Research Technologies
2	NOTICE	3 *	25.00%		Next generation communications infrastructure for broadband	Research Technologies
3	ANTS	4 *	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies
4	ROMP	5 *	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies
5	RANTED	6 *	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies

Cambridge Nanotechnology Limited (University of Cambridge)				$ 2,087,014
1	Cambridge Nanotechnology	7	100.00%		Indium tin oxide replacement	Emerging Technology
2	NanoOptics	8	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology
3	Nano Photonics	9	100.00%		Liquid crystal structures over nanotube array	Emerging Technology
4	Nano Devices I	10	100.00%		Silicon nanowires for optical applications	Emerging Technology
5	Nano Devices II	11	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology
6	Inovus Materials	12	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology
7	Exiguus Technologies	13	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies

Singular ID Pte Limited		14 *	10.83%	$ 183,632	Magnetic nanoparticles for security and authentication	Near to Market
(a minority interest of Advance Nanotech Singapore Pte. Ltd. which is owned 90% by Advance Nanotech)

Owlstone Nanotech, Inc.		15 ^	63.60%	$ 1,919,840	FAIMS chemical sensor	Near to Market

Bio-Nano Sensium Technologies Limited		16 ^	55.00%	$ 1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market

NanoFED Limited (University of Bristol)				$ 872,805
1	Nano FED	17 ^	100.00%		Lithiated microdiamond emitter for displays	Near to Market
2	Nano Light	18 ^	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology

Nano Solutions Limited (Imperial College, London)				$ 1,976,579
1	Advanced Proteomics	19 ^	75.00%		Engineered nanoparticles for proteomics	Emerging Technology
2	Intelligent Biosensors I	20 ^	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology
3	Intelligent Biosensors II	21 ^	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology
4	NanoVindex	22 ^	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology
5	Nano Diagnostics	23 ^	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology
6	Visus Nanotech	24 ^	75.00%		Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology
7	Econanotech	25 ^	75.00%		Environmentally friendly nanocomposites	Research Technologies
8	Nanocomposites	26 ^	75.00%		Titanium oxide nanocomposites	Research Technologies

* Represents a minority interest within the portfolio
^ Represents that the collaboration agreement is held by Advance Nanotech Ltd. (A wholly owned subsidiary of Advance Nanotech Inc.)

NEAR-TO-MARKET TECHNOLOGIES

Owlstone Nanotech, Inc. (“Owlstone”)

Owlstone was founded to commercialize miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nanotechnology, Owlstone strives to bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. If successfully developed, Owlstone’s technology will drive down the cost and size of point detection systems and improve performance. Owlstone's vision is to have its detection systems in every train, financial institution, government building, airport, stadium and any target at risk from chemical or explosive attack.

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

Owlstone’s website, www.owlstonenanotech.com, provides information regarding the detection technology, future product applications, the Owlstone management team, and the latest Owlstone news.

Technology

Owlstone is striving to shrink the full functionality of chemical agent detectors using emerging nanofabrication techniques. The Owlstone team believes that it has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. Owlstone anticipates generating production level volumes of miniaturized chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. If successfully developed, the device will be approximately the size of a dime and cost approximately 100 times less than the current commercially successful products. It is a 'black box' system that can be directly embedded into current systems to extend their range of capabilities and it is small and inexpensive enough to be used in entirely new deployment scenarios. The device under development has the capability to be flexibly updated with emerging chemical threats, and its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyzer or an exhaust emissions controller.

Owlstone has filed 13 patent applications in the US and UK, with approximately eight more in the pipeline. Owlstone recognizes the need to aggressively protect its unique design and innovations, thereby increasing the barriers to competition.

In the fourth quarter of 2005, the Company announced Owlstone's beta testing program with Kidde, the global fire and safety group. The Owlstone Sensor, a nano-fabricated chemical detection system, will be tested for suitability in the next generation of Kidde’s safety detection, prevention and protection systems. Kidde is part of UTC Fire & Security, a business unit of United Technologies Corporation (NYSE:UTX).

Market Opportunity

Homeland security is a major focus for governments across the globe. Management believes there is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With current systems costing upwards of several thousand dollars each, it is not economically viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that can drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone’s technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today's fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of already existing technology and the exploitation of emerging nanofabrication techniques. Owlstone's devices strive to displace existing systems as new deployment capabilities are exploited. It may become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. According to a report published by In-Stat MDR and Frost and Sullivan, the market for next generation chemical and biological sensors, including non-defense applications, will rise from $2.3 billion in 2002 to nearly $4 billion in 2007.

Bio-Nano Sensium Technologies Limited (“Bio-Nano Sensium Technologies”)

Bio-Nano Sensium Technologies is a joint venture company established by Advance Nanotech and Toumaz Technology Limited (“Toumaz”), a leading developer of silicon devices that operate at reduced power levels one hundred times less than other state-of-the-art components. On January 24, 2005, Bio-Nano Sensium Technologies entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million.

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

Bio-Nano Sensium Technologies has the exclusive world-wide rights to commercialize market, sell and deploy the Sensium in all biological and medical applications involving nano-structured features.

Technology

The Sensium is the communications component of an implantable or surface worn biosensor. It is a component of the total device that is fabricated to be compatible with a specific sensor and communicates the data to a central device within the room or environment to collect the data.

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

Digital processing devices and architectures are widespread and are used throughout the communications and computing industries. However, the computational complexity and low power consumption demanded by many products, such as hand held computers (PDAs), ultra low power radio devices, body worn or implanted monitors and so on, cannot be achieved by simply making bigger and faster digital chips. In contrast, analogue processing can achieve high levels of computational complexity at significantly reduced power levels. However, the multi-dimensional nature and perceived difficulty of analogue integrated circuit design has generally inhibited the development of analogue processors and architectures. Toumaz Technology is focused on the development and exploitation of advanced mixed signal (AMx™) semiconductors that use digital elements to dynamically reconfigure, control, monitor and calibrate functional analogue processing blocks. This structure allows these processing blocks to be re-useable design elements or IP blocks in signal processing and low power radio systems. The wider use of analogue processing techniques has been hindered by the lack of such building blocks.

Bio-Nano Sensium Technologies is integrating the ultra-low power AMx™ processing with low power wireless systems for bionanotechnology products and devices for selected government applications, particularly for military, homeland security and emergency services. Low power AMx™ baseband solutions will enable Bio-Nano Sensium Technologies to offer complete chip sets to customers with unprecedented low power consumption while maintaining consumer level pricing. The integration of Toumaz low power wireless, ultra-low power signal processing, sensors and power sources into a single silicon package may be the first true example of "ubiquitous silicon" and is expected to play a central role in the developing concept of "ubiquitous computing". The opportunities for healthcare and security related applications are innumerable, and the Sensium will be a vital platform technology for each one.

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

Market Opportunity

In 2000, Intechno Consulting, located in Basle Switzerland, forecasted that the world-wide non-military sensor market will be $50.6 billion in 2008 with the highest demand and growth in motor vehicles, process industries and at the right price points, in consumer applications. The report went on to outline the functionality of sensors as follows: "Sensors based on MEMS technologies and smart sensors are at the focus of current sensor development. MEMS technologies allow to miniaturize sensors and, at the same time, to integrate their sensor elements with microelectronic functions in minimal space. Only MEMS technologies make it possible to mass produce sensors more and more cost-effectively while improving their functionality and miniaturizing them. The greatest progress in innovation will happen when MEMS technologies overlap with smart technologies. … The main goal of smart sensor development is to improve the reliability and durability of these sensors and make them more easily adaptable to new functions and conditions during the operating phase. In addition to self-diagnostic capabilities, smart sensors can have the functions of self-calibration and self-adaptation."

The strategy of Bio-Nano Sensium Technologies is to apply the Sensium to the burgeoning nanotechnology market, in particular to the bio-nanotechnology and government segment where nano-power driven electronic systems with wireless communication capability will be vital. The Sensium application is expected to provide the bridge for integrating bio-nano systems with existing microsystems and other technologies for technically and commercially feasible products. If successfully commercialized, the resulting applications could multiply with the expected growth of bionanotechnology in the pharmaceutical and medical devices industries. Bio-Nano Sensium Technologies could also derive significant benefit from the growth of sensor networks in the military, homeland security and emergency services markets world-wide.

NanoFED Limited (“NanoFED”)

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

Field Emission Displays (“FEDs”) are flat panel displays that offer a replacement to bulky Cathode Ray Tube (CRT) displays. They operate in a similar way to CRTs with phosphors excited by electrons traveling in a vacuum. The difference is in the electron emitters. Instead of one gun spraying electrons, FED uses millions of microscopically small electron-emitting cathodes that are matrix-addressed.

FEDs feature:
•	high brightness
•	high efficiency and lower energy usage
•	a wide viewing angle
•	fast response time for video viewing
•	perfect color quality

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

Market Opportunity

Low voltage flat panel displays have a very wide range of potential applications from displays in cars and mobile phones to high resolution computers and television screens for medical and military uses. The broad applicability of the displays provides potential access to high volume/low margin consumer and low volume/high margin market segments. Furthermore, improved backlighting for LCD (which do not otherwise emit light) based upon field emission display technology would significantly increase the performance of existing devices and, potentially, lead to additional new market applications.

Singular ID Pte. Limited (“Singular ID”)

Advance Nanotech, through its Singaporean subsidiary, Advance Nanotech Singapore Pte. Ltd., acquired a 10.83% equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance Nanotech's Senior Vice President of Business Development, Stephanie Interbartolo, assumed a seat on Singular ID’s Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and product diversion. The technology promises to offer unique, irreproducible tags with nanometer sized magnetic domains that act like fingerprints to identify each tagged item. These tags are authenticated using proprietary scanners that make a connection back to a remote and secure database. Singular ID aims to provide a complete solution for brand protection, including not only the high-technology tags, but also the backbone service and the consultancy needed to tailor the solution to a particular market and product.

In October 2005, Singular ID signed an agreement with IMS Corporation Pte. Ltd. (“IMS Corporation”), a subsidiary of the Singapore Exchange listed Advanced Integrated Manufacturing (AIM) Corp. Group of Companies. Under this agreement, Singular ID and IMS Corporation will work together to design, develop and commercially manufacture scanners based on Singular ID's proprietary technology.

In March 2006, Singular ID entered into an agreement with Aurigin Technology Pte. Ltd., a company with extensive experience in the design and manufacture of sophisticated automation machinery for the RFID, smart labels, and semiconductor packaging industries. The two companies will work together in the scale-up of the manufacturing of various components of Singular ID’s anti-counterfeiting system. The alliance completes the manufacturing supply chain enabling Singular ID to turn the precursor materials into tags that can then be converted into labels.

More information on Singular ID can be found on the company’s website, www.singular-id.com.

EMERGING TECHNOLOGIES

Nano Light

Nano Light was formed to commercialize the enhancement of the luminescence performance of commercial CRT phosphors and for large area LED applications resulting from advanced research at the University of Bristol, UK.

Nano Light is a new program designed to use nanostructured materials to develop enhanced high-efficiency, low voltage FEDs. The first phase of the Nano Light program involves evaluating the feasibility of generating new low voltage phosphor coatings on glass substrates for FEDs already being developed in our NanoFED project. In the program's second stage, researchers will explore the potential of low-cost backlighting or large panel white light sources suitable for domestic applications. We envision fabrication of prototype LEDs combining hybrid phosphor front-plates with back-plates consisting of p-type inorganic or organic semiconductors, using coating procedures already in our laboratory, offering the potential of low cost backlights or large panel white light sources suitable for domestic applications.

Nano Devices I in Partnership with the University of Cambridge

Nanostructured materials and devices have demonstrated a wide range of unique properties. Commercialization of devices enabled by these properties has been slowed by the need to integrate with the high volume, high yield and inexpensive manufacturing platforms developed for silicon microelectronics. Nano Devices I is using silicon nanowires to fabricate advanced transistor structures beyond the limits of the silicon industry lithography roadmap which can be integrated with silicon microelectronics and other optoelectronics platforms.

Nano Devices I is developing technologies to integrate high mobility transistors based on silicon nanowires with conventional silicon electronics. Silicon nanowires are one dimensional structures with unique electrical properties, which are designed to enable the fabrication of transistor structures beyond the lithographic limitations of the semiconductor industry roadmap. Working closely with nanowire synthesis and characterization teams, the Nano Devices I scientists have already demonstrated the ability to make good electrical contacts to silicon nanowires, a key element in integration with conventional electronics.

Nano Devices II in Partnership with the University of Cambridge

Nano Devices II is developing technologies to integrate silicon nanowires with conventional silicon electronics for optical devices, image capture and chemical sensors. Nano Devices II exploits the inherent properties of nanowires, while maintaining the ability to integrate them with silicon- and opto-electronics. Nano Devices II has already demonstrated excellent optical response of gated silicon nanowire based structures. Arrays of these gated structures could enable a new generation of inexpensive infra-red imagers.

Nano Photonics in Partnership with the University of Cambridge

Liquid Crystal Displays (LCDs) are rapidly expanding their market position in computer monitors and televisions. Carbon nanotubes (CNTs) have the potential to revolutionize requirements for LCD manufacturing, dramatically increasing yield and decreasing costs especially for large area displays. CNTs also have the potential to dramatically reduce the drive voltage requirements for LCD displays, which could enable higher speed operation as required for 2.5D applications such as industrial design and high performance gaming.

Nano Photonics is using sparse arrays CNTs to develop novel applications in LCDs. CNTs offer a large variety of potential research areas when combined with liquid crystal (LC) materials. Their ability to appear as large structures (with respect to the size of the LC molecules) within an LC device means that there is a strong interaction between the nanotubes and the LC material. CNT arrays or 'grass' can also be used as a very strong alignment layer for LC materials with the potential for user defined LC pre-tilt. Such strong surface interactions mean that LC materials can be configured into photonic structures with features both above and below the wavelength of the light. Through Nano Photonics, we aim to capitalize on the benefits of CNTs to greatly improve the manufacturing costs and the viewing experience of LCDs. Scientists at Nano Photonics are also exploring the ability of CNT arrays to demonstrate direct imaging of optical phase. Combining imaging of optical phase with current imagers could enable future lens free and holographic cameras.

Cambridge Nanotechnology in Partnership with the University of Cambridge

New transparent conductors are required to sustain the current growth of the flat panel display industry, as well as enable new generations of flexible displays which promise to create new markets for the display industry. Critical to migrating these technologies to a flexible platform is the development of flexible transparent conductors. Our scientists are exploiting the unique properties exhibited by carbon nanotube composites, adding robustness and conductivity to flexible and transparent materials. Management believes a clear need exists for these new high performance transparent conductors which are inexpensive and environmentally friendly.

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

Nano Optics in Partnership with the University of Cambridge

Optical switches play a major role in modern fiber-optic telecommunications systems. They are essential in optical add/drop, cross connect, and ring protection applications. Fiber-optic networks have dramatically accelerated the transmission of data on the Internet, but transmitting information from one high-speed network to another involves passing through slower, electronic switches and routers. This gives rise to what has become referred to as the “electronics bottleneck” on the Internet. Next generation optical networking requires higher performance non-linear optical devices in order to migrate to all optical clock data recovery pulse retiming and regeneration. The technical challenge is to extend the techniques developed for short pulse lasers into near infra-red required for telecommunications. Nano Optics is working to develop a fast optical switch, for use in optical fibers and in silicon-based optoelectronics, such as telecommunications equipment. It is intended that the Nano Optics optical switch/modulator will offer far superior performance to existing products. Nano Optics aim for their devices to offer sub ~1 ps switching capabilities. Coupled with all optical routing, also enabled by non-linear optical materials, this paves the path to the true optical internet backbone. Optical devices based on CNT composites have demonstrated the potential to fulfill both of these needs.

Nano Optics is developing carbon nanotube composites for a new range of photonic devices, such as saturable absorbers for ultra-short pulse lasers, photonic crystals and electro-optic emitting and modulating devices. Such CNT-based devices are expected to find a wide range of applications not only in optical communications but also in bio-medical instruments, chemical analysis, time resolved spectroscopy, electro-optical sampling, microscopy and surgery. Advantages of CNTs not only include their high speed and strong non-linearity (when compared with conventional III-V nonlinear elements), but also their wide wavelength range, reliability and low cost.

Nano Optics has demonstrated the efficient and cheap production of CNT-polymer mode-lockers and is currently using them to build an ultra fast (400 fs) fiber-laser. Scientists at Nano Optics have started the development of sol-gel CNT-composites, which can be directly applied at the end of the optical fibers and other optical devices. Scientists at Nano Optics are also investigating the construction of polymer wavelengths incorporating CNTs. As an example of the promise of CNTs for photonics, with less than 2 mg of CNTs (at a cost of approximately $2) Nano Optics has the ability to produce an estimated 200 mode-lockers based on CNT-polymer mixtures. For comparison, a commercially available single semiconductor based mode-locker can cost several thousand dollars.

In March 2006, researchers produced their first working prototype, funded through Nano Optics, of a new ultrashort pulse laser. Ultrashort lasers are widely used for optical communication, material processing, marking and drilling, and medical diagnostics and therapeutics. Our lasers are compact and employ only a tenth of a milligram of carbon nanotube material at a cost of approximately ten cents per device. The device which produces sub-picosecond pulses, can be quickly and easily plugged into existing laser systems without sophisticated and time-consuming alignments traditionally associated with modifying optics equipment. Nano Optics’ laser technology could significantly reduce the cost of doing business across industries ranging from telecommunications to medical diagnostics.

Advanced Proteomics in Partnership with Imperial College London

Proteomics is the study of proteins, particularly their structures and functions. Following the so-called 'genomics revolution', it has become clear that a similar approach to measuring all of the proteins in a cell, along with their functional state, localization and time dependent changes could yield considerable insight into biological processes. Understanding proteins could lead to new advances in medicine and new ways to enhance our bodies. According to a report published by Select Biosciences in October 2003, the world-wide proteomics market is projected to grow to more than $2.5 billion by 2008 with a compound annual growth rate (CAGR) of more than 14% for the next five years, with some areas showing substantially greater growth rates.

Proteomics is an enabling science for drug discovery, diagnostics markets and life sciences research. Advanced Proteomics is developing a technology platform based on magnetic aptamer nanoparticles that is designed to collect a specific protein or sub-set of proteins, in-vivo, at a defined time and under controlled cellular conditions thus providing a “snapshot” of protein expression within the cell. The Advanced Proteomics 'toolkit' may offer opportunities across the spectrum of the proteomics market, closing crucial gaps where existing methods are insufficient and providing a powerful technology for the development of future applications in this market.

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

Inovus Materials in Partnership with the University of Cambridge

Inovus is using carbon nanotube (CNT) and liquid crystal (LC) based composites to improve the performance of optical engines in high resolution projection based displays. Inovus is exploiting CNTs to both increase the performance and enable all optical addressing of LC materials in spatial light modulators, which lie at the heart of projection systems. Optically addressable spatial light modulators (OASLMs) will enable new high resolution and high contrast optical engines, creating lifelike images in projection based systems for home, office and next generation digital cinema. Real time, high resolution digital cinema will greatly improve the viewing experience of moviegoers and could have a significant impact on the electronics components and home entertainment markets.

In 2006, the Inovus team unveiled the first working prototype of an optically addressed holographic projection engine exploiting unique nanomaterial properties. The optically addressed holographic projection engine represents a fundamental step towards realizing the future generation of high performance displays. The system extends digital holography with the addition of an optically controlled display engine, which will enhance replay field quality. Innovus is also exploring the use of supranonlinearities in CNT/LC composites for a range of new applications such as holography, optical storage and image processing.

RESEARCH TECHNOLOGIES

Nano Composites in Partnership with Imperial College London

Nanocomposites have attracted interest for their potential use in a wide range of functional applications ranging from automotive components to food packaging, and biomedical implants. The attention has been focused on the potential of CNTs to enhance the properties of polymers and inorganic nanotubes. The interest in nanocomposites has been driven by the development of new syntheses and processing techniques that produce well-defined nanoparticles. Such nano particles have valuable intrinsic properties as a result of their small size and can influence the behavior of the matrix around them due to their surface area.

Nano Composites aims to develop synthesis and processing techniques for titanium oxide nanotube and nanorod composites, nanocomposites that, to date, have been less researched than CNTs. Titania nanocomposites could have unique potential, yielding major performance improvements in wide-ranging composite applications in the automotive, aerospace, construction, medical, and oil servicing industries. The performance improvements could include lighter weight, longer life span/service life, increased resistance to corrosion, reduced need for lubricants, enhanced optical properties, and increased temperature resistance. The technology could be translated into devices for the following uses: all white 'nanofiber'-reinforced polymer, cements for dental applications; nanotube-reinforced insulating polymer foams for printed circuit board applications allowing foaming of otherwise hard-to-process high temperature systems; biocompatible/bioactive reinforcement for tissue scaffolds with potential for drug delivery; unidirectionally oriented nanotube reinforced polymer films as UV-polarizers.

Exiguus Technologies in Partnership with the University of Cambridge

Exiguus is developing carbon nanotube (CNT)/organic semiconductor composites for high performance plastic electronics. The goal is to develop “organic” or “plastic” transistors and integrated circuits which exceed the performance of amorphous silicon. Research into organic transistors may lead to new uses of these promising devices. Large area, flexible plastic chips could usher in new generations of smart cards, toys, appliances, and displays that might not be physically or commercially viable using today’s technology. In addition to being highly flexible, plastic transistors hold the promise of tremendously reducing low volume and large area production costs.

Econanotech in Partnership with Imperial College London

Econanotech is seeking to develop the first-ever renewable hierarchical nanocomposites made completely from biological sources. Econanotech is seeking to develop truly green recyclable composites that offer much improved compression strength and interfacial shear strength. The advantages of such a material are the low cost of its precursors and processing as well as its light weight and lower toxicity. Econanotech technology could have a tremendous impact in the automotive, transport, home and building and consumer packaged goods markets.

Centre for Advanced Photonics and Electronics (University of Cambridge)

On February 1, 2005, Advance Nanotech entered into a strategic partnership agreement with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company Limited, Dow Corning Corporation and Marconi Corporation plc. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. Members of the Electrical Engineering Division routinely publish more than 100 papers each year and in the recent past approximately 70 patents have been filed and 10 spin-out companies have been formed as a result of their research.

Substantial grants from the Higher Education Funding Council for England (HEFCE) through its Science Research Investment Fund (SRIF) supported the construction. The building was completed in early 2006.

Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the Centre, with a particular emphasis on nanotechnology. In addition each strategic partner, and the University of Cambridge, nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners.

ADVANCE NANOTECH PROJECTS WITHIN CAPE

The Company exclusively owns the following CAPE project.

•	epi-CNT: Epitaxial growth of carbon nanotubes

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

STRATEGIC PARTNERSHIPS WITHIN CAPE

The Company is also part of the five joint strategic CAPE projects of which Advance Nanotech, Alps Electric Company, Dow Corning Corporation and Ericsson Marconi Corporation each own 25-33% of the commercialization rights associated with the projects. The Company along with the other three Strategic Partners of CAPE share the rights to a non-exclusive license that could emerge as a final result of any of the four strategic CAPE projects. Each of the following four projects are equally funded by each of the four Strategic Partners.

•	HIMO: High Mobility Oxides
•	NOTICE: Next generation overlay communications infrastructure for broadband services
•	ANTS: Artificial Nanoscale Threshold Switching in phase change materials
•	ROMP: Reconfigurable Optical Modes in Plastic fibers and waveguides

These strategic projects provide the underpinnings to the large scale deployment of nanotechnology. HIMO has as its objective a simple high mobility, amorphous thin film transistor (“TFT”). Amorphous silicon is the basic material for present day TFTs and their use in large area electronics. Amorphous silicon is cheap and easy to deposit over a large area. HIMO seeks to enable high speed electronics for image processing and 3D displays using the existing low cost infrastructure. NOTICE is a system level ultra-broadband access technology and aims to fully exploit the bandwidth potential of optical fiber and to create a common infrastructure for wireless and wireline ultra-broadband networks. ANTS seeks to develop low cost, integrated and non-volatile memory for future mobile and consumer electronics. ROMP aims at enhancing data transmission in multimode fiber optical communication and the image quality of holographic projectors. These improvements are achieved by dynamically varying the optical modes launched into an optical fiber through holographic techniques.

In addition, the fifth project is a joint venture between only Advance Nanotech, Alps Electric Company and Dow Corning Corporation with each partner owning an equal 33% of the commercialization rights associated with the project.

•	RANTED: Re-orientable Aligned Carbon Nanotube Dielectric Devices

RANTED will explore the development of a new class materials with unique dielectric properties in a microwave range, suitable for applications in tunable antennas for mobile phones and other wireless systems. The project will result in new wireless antenna technologies that substantially reduce the footprint required for multiple antenna systems, while simultaneously reducing background noise and increasing the capacity of mobile wireless systems. A series of innovative and proprietary methods for the chemical manipulation and clean room processing of nanomaterials will allow revolutionary anisotropic, dielectric and dichroic properties to be achieved over a significant part of the electro-magnetic spectrum at microwave frequencies. Electro-optic devices made from these materials have applications including: the manipulation of radiation in medical imaging, adaptive antennae, filters, receivers and transmitters for microwave and terahertz systems, radio, radar applications, satellites and mobile phones. RANTED delivers novel and unique materials with wavelength tunable characteristics that address the unmet market need for versatile, multiple standard, low cost and small footprint microwave antennas, and transmission/detection devices.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to March 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2006, the Board approved the grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, immediate 100% vesting on the date of grant and a strike price of $2.03. The Company has recorded a non-cash expense for the three months ended of $186,118 based on the grant-date fair value of the award. The Company uses the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, the contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

On January 5, 2006, the Board approved a stock bonus grant of 102,024 shares to certain employees of the Company for their performance related to service in 2005. As of December 31, 2005, the Company had accrued for non-cash compensation expense related to the fair market value of stock compensation of $449,000. As of March 31, 2006, the Company has accrued a non-cash expense of $259,000 plus related taxes in connection with a stock bonus grant approved by the Board on April 13, 2006, of 140,923 shares issued to certain employees of the Company for their performance related to service in 2006.

During 2005, the Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and warrants to purchase 36,232 shares of common stock. The agency was issued the warrants on January 2, 2006, with a strike price of $2.07. As of December 31, 2005, the Company had accrued a non-cash expense of $74,638 related to the fair value of the warrants. The Company calculated the non-cash expense recorded in 2005 by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, the contractual life of 10 years and volatility of 166%. The warrants were valued at $2.06 each using the Black-Scholes option pricing model.

On February 3, 2006, the Company issued 10,000 shares of common stock at the closing price on the date of grant in connection with software license rights for use of an online share intelligence service for the period of one year. These shares were issued pursuant to the license agreement dated October 1, 2005. As of March 31, 2006, the Company has recognized a non-cash expense of $18,500 related to the contract.

During the fourth quarter of 2005, the Company settled a nuisance claim by investors in Artwork and Beyond with respect to certain corporate acts effected prior to the share exchange. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock and those warrants were issued in January 2006. The new warrants have a strike price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, contractual life of 5 years and a volatility of 166%. The warrants were valued at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document Description

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

4.1
Registration Rights Agreement (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Registration Rights Agreements for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

4.2
Form of Investor Warrant (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Investor Warrant for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

4.3
Form of Placement Agent Warrant (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Placement Agent Warrant for all private placements of the Company described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

10.1
$20,000,000 Senior Secured Credit Facility Letter Agreement dated May 3, 2004 by and between Jano Holdings Limited and Advance Nanotech Limited including the related Senior Secured Grid Note dated May 3, 2004 issued by Advance Nanotech Limited in favor of Jano Holdings Limited (filed herewith)

10.2	Security Agreement dated May 3, 2004 by Advance Nanotech Limited in favor of Jano Holdings Limited (filed herewith)

10.3	Warrant to Purchase 6,666,666 Shares of Ordinary Shares of Advance Nanotech Limited dated as of May 27, 2004 issued to Jano Holdings Limited (canceled) (filed herewith)

10.4
Amended Warrant dated September 1, 2004 to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (canceled) (filed herewith)

10.5
Second Amended Warrant dated October 25, 2004, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Colorado corporation, issued to Jano Holdings Limited (filed herewith)

10.6	Loan Agreement dated March 31, 2006 by and between the Company and Merrill Lynch (filed herewith)

10.7*	Form of 2005 Equity Incentive Plan and related agreements (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on December 29, 2005.

10.8*	Form of Amended 2005 Equity Incentive Plan and related agreements dated March 23, 2006 (filed herewith)

10.9*	Copy of the Company’s Non-employee Director Compensation Policy (incorporated by reference from Exhibit 10.12 to the Form 10-KSB filed by the Company on March 31, 2006)

10.10*
Director Compensation and Confidential Information Agreement by and between the Company and Mr. Joseph L. Parkinson dated April 5, 2006 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on April 7, 2006) (terminated on May 10, 2006)

10.11*	Employment Agreement dated May 2, 2005 by and between the Company and Magnus Gittins (filed herewith)

10.12*	Employment Agreement dated February 28, 2005 by and between the Company and Thomas Finn (filed herewith)

10.13*	Employment Agreement dated July 18, 2005 by and between the Company and Peter Gammel (filed herewith)

10.14*	Employment Agreement dated July 20, 2005 by and between the Company and Michael Helmus (filed herewith)

10.15*	Employment Agreement dated January 3, 2006 by and between the Company and Lowell Dashefsky (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer (filed herewith)

* Indicates compensation plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2006

ADVANCE NANOTECH, INC.

By:	/s/ Magnus R.E. Gittins
Magnus R.E. Gittins Chief Executive Officer

END OF FILING