Form 10QSB
period 2006-06-30
Advance Nanotech, Inc.
filed 2006-08-11
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 011-15499

ADVANCE NANOTECH, INC.
(name of small business issuer in its charter)

DELAWARE	20-1614256
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
34,023,008 as of August 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current assets
Cash and cash equivalents	$3,080,146	$7,911,078
Restricted cash	77,597	76,744
Prepaid licensing fees	291,365	489,988
Prepaid expenses and other current assets	90,845	14,992
Inventory	7,239	-
VAT tax refund receivable	250,497	758,170
Loans receivable	130,000	177,421
Total current assets	3,927,689	9,428,393

Property plant and equipment, net	308,384	275,493
Patents	420,532	178,855
Investment	183,632	183,632

Total assets	$4,840,237	$10,066,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,493,894	$1,696,644
Accrued expenses	275,373	254,309
Deferred equity compensation	419,490	538,554
Capital lease obligation, current portion	21,450	20,572
Loan payable	44,191	-
Total Current Liabilities	3,254,398	2,510,079

Other liabilities
Capital lease obligation - net of current portion	46,779	57,727
Total liabilities	3,301,177	2,567,806

Stockholders’ equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2006 and 2005, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 33,820,867 and 33,552,920 shares issued and outstanding in 2006 and 2005, respectively	33,823	33,553
Additional paid in capital	6,758,313	5,549,391
Warrant valuation	7,871,505	12,066,468
Accumulated other comprehensive income (loss)	(30,855)	(197,854)
Deficit accumulated during development stage	(13,093,726)	(9,952,991)
Total stockholders’ equity	1,539,060	7,498,567

	$4,840,237	$10,066,373

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

					From Inception
	Three Months	Three Months	Six Months	Six Months	(August 17, 2004)
	ended	ended	ended	ended	to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Costs and expenses
Research and development	$(1,706,911)	$(1,718,098)	$(3,177,046)	$(4,652,705)	$(10,810,700)
General and administrative	(2,445,465)	(1,703,851)	(4,273,961)	(2,985,538)	(15,556,582)

Loss from operations	(4,152,376)	(3,421,949)	(7,451,007)	(7,638,243)	(26,367,282)

Other income/ (expense)
Accrued late registration cost	-	(892,868)	-	(892,868)	-
Fair value of warrants (gain) / loss	-	6,410,807	4,194,962	3,333,340	12,934,106
Interest Income	50,779	68,919	115,309	88,373	339,450

Net income/ (loss)	$(4,101,597)	$2,164,908	$(3,140,736)	$(5,109,398)	$(13,093,726)

Foreign currency translation adjustment	5,759	(145,805)	166,999	(155,018)	(30,855)

Comprehensive income/ (loss)	$(4,095,838)	$2,019,102	$(2,973,737)	$(5,264,417)	$(13,124,581)

Net income / (loss) per share- basic	$(.12)	$0.07	$(0.09)	$(0.17)	$(0.44)
Net income / (loss) per share- diluted	$(.12)	$0.05	$(0.09)	$(0.17)	$(0.44)

Comprehensive income/(loss) per share- basic	$(.12)	$0.06	$(0.09)	$(0.17)	$(0.44)
Comprehensive income/(loss) per share- diluted	$(.12)	$0.05	$(0.09)	$(0.17)	$(0.44)

Weighted average shares outstanding- basic	33,798,987	33,047,527	33,728,258	30,087,694	29,763,364
Weighted average shares outstanding- diluted	33,798,987	44,296,986	33,728,258	30,087,694	29,763,364

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (AUGUST 17, 2004) TO JUNE 30, 2006
(Unaudited)

						Deficit	Accumulated
	Common		Preferred	Additional		Accumulated	Other	Total
	Stock		Stock	Paid In	Warrant	During	Comprehensive	Stockholders’
	Shares	Amount		Capital	Valuation	Development	Income/(Loss)	Equity
Initial capitalization	200,000	200		(200)				0
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	113		224,887				225,000
Net loss to December 31, 2004						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828

Balance as of Dec 31, 2004	21,165,278	21,166	0	1,278,834		(1,585,858)	19,828	(266,031)

Shares issued in connection with private placement, net of financing cost	11,666,123	11,667		20,569,194				20,580,861
Shares issued as late registration penalty	384,970	385		2,324,810				2,325,195
Shares issued from cashless warrant conversions	71,549	72		(72)				0
Shares issued to consultants for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			0
Placement agent warrants				(1,925,999)	1,925,999			0
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss to December 31, 2005						(8,367,133)		(8,367,133)
Foreign currency translation							(217,682)	(217,682)

Balance as of Dec 31, 2005	33,552,920	33,555	0	5,549,388	12,066,467	(9,952,991)	(197,854)	7,498,568

Shares issued to consultants for services	10,000	10		18,490				18,500
Shares issued to employees	102,024	102		207,108				207,210
Stock options issued				186,118				186,118
Warrants issued for services				112,273				112,273
Fair value of warrant gain / (loss)					(4,194,962)			(4,194,962)
Net income to Mar 31, 2006						960,862		960,862
Foreign currency translation							161,240	161,240

Balance as of March 31, 2006	33,664,944	33,667	0	6,073,377	7,871,505	(8,992,129)	(36,614)	4,949,805

Shares issued to consultants for services	15,000	15		26,385				26,400
Shares issued to employees	140,923	141		259,156				259,439
Stock options issued				399,395				399,395
Net loss to June 30, 2006						(4,101,597)		(4,101,597)
Foreign currency translation							5,759	5,759

Balance as of June 30, 2006	33,820,867	$33,823	0	$6,758,313	$7,871,505	$(13,093,726)	$(30,855)	$1,539,060

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six Months	Six Months	(August 17, 2004)
	ended	ended	To
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities
Net loss	$(3,140,736)	$(5,109,398)	$(13,093,726)
Adjustments to reconcile net loss to cash flows
used in operating activities
Depreciation	42,428	27,903	104,237
Fair value of warrant liability	(4,194,962)	(3,333,340)	(12,934,111)
Common stock issued for services	44,875	2,100,000	2,227,375
Common stock issued to employees	466,264	-	466,264
Stock options issued to employees	585,513	-	585,513
Warrants issued for services	112,273	-	112,273
Accrued late registration costs	-	892,868	2,325,195

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(854)	-	(77,597)
Decrease (increase) in prepaid licensing fees	198,623	749,515	(291,365)
Decrease (increase) in prepayments and other	(75,853)	(1,745,914)	(90,844)
Decrease (increase) in inventory	(7,239)	-	(7,239)
Decrease (increase) in VAT receivable	507,673	-	(250,497)
Decrease (increase) in loan receivable	47,421	(120,074)	(130,000)
Increase (decrease) in accounts payable	797,251	680,485	2,493,894
Increase (decrease) in accrued expenses	21,065	(316,583)	275,373
Increase (decrease) in deferred equity compensation	(119,064)	-	419,490
Net cash used in operating activities	(4,715,322)	(6,174,538)	(17,865,765)

Cash flows from investing activities
Purchase of property plant and equipment	(75,052)	(206,243)	(412,349)
Development of patent technology	(241,677)	-	(420,532)
Investment	-	-	(183,632)
Net cash used in investing activities	(316,729)	(206,243)	(1,016,513)

Cash flows from financing activities
Capital lease obligations, net	(10,071)	-	68,228
Proceeds from credit facility	-	(1,653,395)	4,332,379
Repayments on credit facility	-	(10,596)	(2,832,379)
Proceeds from issuance of common stock	-	20,580,610	20,805,860
Financing fees on merger shares issued	-	-	(425,000)
Proceeds on loan payable	44,191	-	44,191
Advances from related party	-	-	110,597
Repayments to related party	-	-	(110,597)
Net cash from financing activities	34,120	18,916,619	21,993,279

Effect of exchange rates on cash and equivalents	166,999	(155,018)	(30,855)

Net increase (decrease) in cash and equivalents	4,830,932	12,380,820	3,080,146

Cash and equivalents
Beginning of period	7,911,078	1,009,430	-
End of period	$3,080,146	$13,390,250	$3,080,146

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,081	-	$21,850
Conversion of amounts due on related party credit facility to common stock	-	-	$1,500,000

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2006
(Unaudited)

Unless otherwise noted, (1) the term “Advance Nanotech” refers to Advance Nanotech, Inc., a Delaware corporation, (2) the term “Advance Nanotech Holdings” refers to Advance Nanotech Holdings, Inc., a privately-held Delaware corporation, (3) the terms “ the “Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Advance Nanotech and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company, (4) “Advance Nanotech Limited” refers to Advance Nanotech Limited, a wholly owned subsidiary organized in the United Kingdom, (5) the terms “common stock” and “stockholder(s)” refer to Advance Nanotech’s common stock and the holders of that stock, respectively, and (6) the term “warrant” refers to warrants to purchase Company common stock.

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

On June 19, 2006, Advance Nanotech, Inc., a Colorado corporation (“Advance Nanotech Colorado”), merged with and into its newly-formed, wholly owned subsidiary, Advance Nanotech, Inc., a Delaware corporation (“Advance Nanotech Delaware”) in order to reincorporate in the State of Delaware (the “Reincorporation Merger”). The Reincorporation Merger was approved by Advance Nanotech Colorado’s shareholders at its Annual Meeting held on May 11, 2006. As a result of the Reincorporation Merger, the legal domicile of Advance Nanotech, Inc. (the “Company”) is now Delaware.

Each outstanding Advance Nanotech Colorado common share (“Colorado Common Stock”) was automatically converted into one Advance Nanotech Delaware common share (“Delaware Common Stock”). As a result of the Reincorporation Merger, each outstanding option, right or warrant to acquire shares of Colorado Common Stock converted into an option, right or warrant to acquire an equal number of shares of Delaware Common Stock, with no further action required by any party, under the same terms and conditions as the original option, right or warrant.

The directors and officers of Advance Nanotech Colorado in office immediately prior to the Reincorporation Merger continue to serve as the directors and officers of the Company. None of the Company’s subsidiaries changed their respective state or jurisdiction of incorporation in connection with the Reincorporation Merger, although the Company’s previously existing Delaware subsidiary with the name Advance Nanotech, Inc. changed its name to “Advance Nanotech Holdings, Inc.”

As a result of the consummation of the Reincorporation Merger, the Certificate of Incorporation and the Bylaws of Advance Nanotech Delaware in effect immediately prior to the consummation of the Reincorporation Merger (the “Delaware Charter and Bylaws”) became the Certificate of Incorporation and Bylaws of the surviving Delaware Corporation, Advance Nanotech Delaware. Delaware corporate law will generally be applicable in the determination of the rights of stockholders of the Company under State corporate laws.

Prior to the Reincorporation Merger, on October 1, 2005, a Colorado corporation then known as Artwork and Beyond, Inc. (“Artwork and Beyond”) acquired all of the issued and outstanding securities of Advance Nanotech Holdings, Inc. (“Advance Nanotech Holdings”), a Delaware corporation, pursuant to the terms and conditions set forth in a “Share Exchange Agreement” originally entered into on October 1, 2005 (the “Share Exchange”). As a result of this transaction (and certain capital transactions including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork and Beyond was changed, with the former stockholders of Advance Nanotech Holdings acquiring approximately 99% of Artwork and Beyond’s outstanding common stock. In addition, all of the officers and directors of Artwork and Beyond prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, and Artwork and Beyond’s corporate name was changed to “Advance Nanotech, Inc.”

As a consequence of the change in control of Artwork and Beyond resulting from these transactions, all prior business activities of Artwork and Beyond were completely terminated, and Artwork and Beyond adopted the business and plan of operations that had been developed and was in the process of implementation by Advance Nanotech Holdings prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc.”

Advance Nanotech now owns all the issued and outstanding shares of Advance Nanotech Limited (“ANL”), a UK company, which in turn owns 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following UK companies: Nano Devices Limited, Nano Solutions Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 63.6% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 10.83% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

Advance Nanotech has interests in 23 nanotechnologies. The Company’s portfolio has a pipeline of potential products grouped into three broad industry categories: electronics, biopharma and materials.

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

Each nanotechnology interest is then further categorized into one of the following three distinct development phases:

•	Near-to-Market: Technologies with market entrance expected within 18 months.

•	Emerging: Technologies with market entrance expected within 18 to 36 months.

•	Research: Early-stage, pre-proof of concept technologies with market entrance expected to be greater than 36 months.

We have formal collaborations with internationally respected academic institutions, such as the University of Cambridge, the University of Bristol, and Imperial College, London, which provide the critical mass of expertise necessary to undertake pioneering nanotechnology research that may lead to successful product development. Additionally, we are a strategic partner in the Centre for Advanced Photonics and Electronics (“CAPE”) at the University of Cambridge along with Dow Corning Corporation, Alps Electric Company, and Ericsson Marconi Corporation. Lastly, we made targeted minority investments in promising, near-to-market nanotechnologies, such as our investment in Singular ID Pte. Limited, based in the Republic of Singapore.

The Company forms businesses around research technologies. This provides us with a structured business entity to invest additional resources to commercialize the technology while retaining, in most cases, a controlling position to commercialize the technology in the most value-generating manner. We provide our subsidiaries with financial, administrative, project management, corporate, intellectual property and strategic resources. We believe that this business model will enable our university research teams and each management team to focus on successful technological development and commercialization, in a cost effective way.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and its subsidiaries (the “Company”). Inter-company accounts and transactions have been eliminated in consolidation.

Minority stockholders of Owlstone (36.4%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them.

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently being taken to address the Company’s funding requirements will allow the Company to continue its development stage operations. There is no assurance that the necessary funds will be realized by securing equity through stock offerings or through additional debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Notwithstanding this uncertainty, the Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which may be drawn down in accordance with the agreement discussed in Note C.

Management is actively exploring various debt and equity financing transactions. Plans to generate revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and Government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. The Company is also evaluating strategic funding initiatives in Europe, the Middle East and Southeast Asia regions. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

RISKS, UNCERTAINTIES AND CONCENTRATIONS OF CREDIT RISK

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, the Company’s ability to obtain acceptable financing in the near future, ability to successfully acquire new technologies, rising insurance costs, the Company’s ability to realize the value of intangible assets and deferred tax assets, dependence on key personnel, government regulation, competition, reliance on certain research agreements, and credit risk.

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at June 30, 2006 and December 31, 2005 were principally held by two banking institutions in the U.S. and one banking institution in the U.K. The June 30, 2006 cash balance in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”) insurance limit was $2,957,743.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in liquid instruments having maturity of three months or less at the time of purchase.

The Company has restricted cash as a result of placing the security deposit related to our principal executive offices in New York in a standby letter of credit account. The Company is entitled to all of the interest earned on the account and will have unrestricted access to both the cash and interest at the end of the lease term (September 13, 2010).

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

Asset Description	Estimated Useful Life	June 30, 2006	December 31, 2005

Furniture and Fixtures	3-5 years	$176,281	$45,015
Office Equipment	3-5 years	49,194	48,534
Computers	3 years	69,671	47,888
Software	3 years	70,881	33,393
Plant and Machinery	5 years	46,419	159,943
		412,446	334,773

Less: accumulated depreciation		(104,062)	(59,280)

Net Property and equipment		$308,384	$275,493

The Company recorded depreciation for the six month period ended June 30, 2006 of $42,428 and $27,903 for the six month period ended June 30, 2005.

Maintenance and repairs are expensed as incurred and were $1,946 and $5,618 for the six months ended June 30, 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products are expensed currently as incurred in accordance with FASB statement No. 2, “Accounting for Research and Development Costs.”

Total expenditures on research and development charged to expense for the three months ended June 30, 2006 and 2005 were $1,706,911 and $1,718,098, respectively. Total expenditures on research and development charged to expense for the six months ended June 30, 2006 and 2005 were $3,177,046 and $4,652,705, respectively. See the Results of Operations discussion in ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS for a cumulative analysis by project as of June 30, 2006.

FOREIGN CURRENCY TRANSLATION

The Company’s primary functional currencies are the United States Dollar (USD) and the Great Britain Pound (GBP). Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income/loss in stockholders’ equity.

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

NET LOSS PER COMMON SHARE

The Company computes income per share in accordance with Statement of Financial Standards No. 128, Earnings Per Share (“SFAS 128”) which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Diluted earnings per share are net computed for periods with a loss as such computations are deemed anti-dilutive.

INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,367,133 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is no assurance the carry-forwards will be used. Potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with this Interpretation is a two-step process with the first step being recognition and the second step measurement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable (b) a reduction in a deferred tax asset or an increase in a deferred tax liability. This Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet adopted FIN 48 and do not expect the adoption to have a material impact on our financial condition or results of operations.

REVENUE RECOGNITION

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting: Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104”). Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;

•	delivery of the products has occurred;

•	the selling price is both fixed and determinable;

•	collectibility is reasonably probable.

As of June 30, 2006, the Company has not recognized any revenue to date.

Our subsidiary, Owlstone Nanotech, Inc., has currently obtained purchase orders for its Tourist product and Tourist accessories. As of August 1, 2006, Owlstone had received five purchase orders for the Tourist product and sixteen orders for its vapor generator accessory. As of August 1, 2006, two Tourist products have shipped and the Company will defer and recognize all revenue in the third quarter in accordance SAB104. The Owlstone Tourist is the first production model sensor offered by Owlstone, and reflects the company’s rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology.

Our customers will consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statements in order to conform to the current presentation.

NOTE B - INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of June 30, 2006 and December 31, 2005 the Company has capitalized internally developed patents of $420,532 and $178,855, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142,“Goodwill and Other Intangible Assets,” (“SFAS 142”) using the straight-line method over the shorter of their estimated useful lives or remaining legal life.

Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company expenses any administrative costs related to the legal work on these patents.

NOTE C - REVOLVING CREDIT FACILITIES

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.5% of Advance Nanotech’s outstanding Common Stock. Jano wholly-owns JMSCL Limited, which holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.7% of the outstanding common stock as of June 30, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.2% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility at June 30, 2006 or December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more through an equity funding. Jano has provided the Company two waiver letters dated May 9, 2006 and July 26, 2006, that acknowledges and permits the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility (Jano waiver letters are attached as exhibits to this Form 10QSB).

Jano’s warrants to purchase 6,666,666 shares of Common Stock have an exercise price equal to the price of stock offered in the first equity fund raising by the Company of $2.00 per share. These warrants expire on May 27, 2009.

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of June 30, 2006, the Company had not used this facility. As of June 30, 2006, the Company maintained a cash balance of $2,279,565 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At June, 30 2006, the company had $2,279,565 of credit available under this arrangement.

NOTE D - STOCKHOLDERS’ EQUITY

1. Common Stock

On June 19, 2006, the new Delaware Charter created a new class of “blank check” preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At June 30, 2006, 33,820,867 shares of common stock were outstanding.

2005 Equity Incentive Plan

On December 30, 2005, 3,000,000 shares of common stock were reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech’s 2005 Equity Incentive Plan. There were bonus grants of 102,024 shares and 140,923 shares on January 5, 2006, and April 13, 2006, respectively. The bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan.

On January 5, 2006, the Company issued 1,000,000 stock options to certain employees. The stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan. As of June 30, 2006, there were still 1,757,053 registered shares that have not been issued under the 2005 Equity Incentive Plan.

As of June 30, 2006, 13,469,308 shares were reserved for issuance upon exercise of outstanding investor and placement agent warrants.

2. Preferred Stock

On June 19, 2006, the new Delaware Charter created a class of “blank check” preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term “blank check” preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of June 30, 2006, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2006 Stockholders’ Equity Transactions

On June 30, 2006, the Company had recorded a non-cash expense for the three and six months ended of $399,395 and $585,513, respectively, related to the implementation of FAS123(R) "Share Based Payments". On January 5, 2006, the Board approved a grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, immediate 100% vesting on the date of grant and a strike price of $2.03. The Company recorded a non-cash expense of $186,118 during the three months ended March 31, 2006, based on the grant-date fair value of the award. The Company used the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, a contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

As of June 30, 2006, there were two bonus grants of shares to employees. On January 5, 2006, the Board approved a stock bonus grant of 102,024 shares to certain employees of the Company for their performance related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $449,000. On April 13, 2006, the Board approved a stock bonus grant of 140,923 shares issued to certain employees of the Company for their performance related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,000. As of June 30, 2006, the Company has accrued a non-cash expense of $184,260 plus related taxes in connection with a stock bonus grant approved by the Board on July 31, 2006, of 202,141 shares issued to certain employees of the Company for their performance related to service in 2006.

On April 21, 2006, the Company issued a second and final installment of 15,000 shares of restricted common stock to consultant per a consulting agreement dated February 28, 2005. The Company recorded consulting expense of $26,400 at the time of the issuance of shares at the market closing price of $1.76 per share on April 21, 2006.

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

On February 3, 2006, the Company issued 10,000 shares of common stock at the closing price on the date of grant in connection with software license rights for use of an online share intelligence service for the period of one year. These shares were issued pursuant to the license agreement dated October 1, 2005. During the first quarter, the Company recognized a non-cash expense of $18,500 related to the contract.

The Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and warrants to purchase 36,232 shares of common stock. The agency was issued the warrants on January 2, 2006, with a strike price of $2.07. During the first quarter, the Company recorded a non-cash expense of $74,638 related to the fair value of the warrants. The Company calculated the expense by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, a contractual life of 10 years and volatility of 166%. The warrants were valued at $2.06 each using the Black-Scholes option pricing model.

4. Private Placements

The Company conducted two private equity placements during the fiscal year ended December 31, 2005. The first placement comprised of three rounds and the second placement included two rounds of stock sales. Each placement is discussed below:

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

In summary, in March 2005, the Company completed its two private placements resulting in the issuance of an aggregate of 11,778,650 shares of its common stock for aggregate gross proceeds of $23,557,300. Net proceeds from the transactions, after issuance costs and placement fees, were $20,805,610. In connection with these transactions, the Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement resulting in an aggregate of 5,889,325 warrants (“Investor Warrants”) being issued to investors at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent (“Agent Warrants”) to purchase 984,866 shares of its common stock at $2.00 per share. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, and as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference. (See table summary below at number four (4) for information about warrants)

Pursuant to the terms of the Registration Rights Agreement entered into in connection with the transaction, the failure of the Company to file a required registration statement prior to the required filing date, or to cause either of the effectiveness actions to occur prior to the required effectiveness date, shall be deemed to be a “Non-Registration Event”. The Company failed to file their registration statement on time per the required filing date, and a Non-Registration Event occurred. For each thirty (30) day period during the period of such Non-Registration Event, the Company was required to deliver to each purchaser, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the aggregate purchase price (as such term is defined in the Securities Purchase Agreement) paid by such purchaser for securities (as such term is defined in the Securities Purchase Agreement). The Company had at its sole discretion to pay the non-registration event penalty payment in cash or in shares of its common stock. On November 23, 2005, the Company issued 384,970 shares of its common stock to the purchasers. When the Company was in a penalty position for the quarter ended September 30, 2005, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock,” the fair value of the warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability was reclassified to equity as additional paid-in capital on the date that the registration statement was deemed effective, which is the same date the potential for a penalty ceased.

On June 2, 2005 the Company filed a registration statement on SEC Form SB-2 to register 26,305,374 shares of common stock. This total number includes 9,960,250 shares issued in a first private placement, 5,875,902 shares underlying warrants issued in conjunction with the first private placement, 1,818,400 shares issued in a second private placement, 998,290 shares underlying warrants issued in conjunction with a second private placement, and 7,652,532 additional shares with “piggy-back” registration rights. The Company filed an amendment to this Form SB-2 on October 28, 2006, and, on November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005, was effective. (See table summary below at number four (4) for information regarding warrants)

The Company has been re-valuing the warrants on a quarterly reporting basis since March 31, 2005 in accordance with EITF 00-19. The Company has also adopted FASB 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

The warrants have remained classified in equity as the Company has settled the “Non-Registration Event” penalty by settlement in shares of common stock in accordance with the penalty provisions. For the period ending, June 30, 2006, the Company has reassessed the classification of the warrant contracts as required by EIFT 00-19 and determined that under no circumstance or future event, the warrants will be subject to a re-classification back to the liabilities section of the balance sheet. The Company has determined that the registration statement has been effective and on file with the SEC for a period of six months on May 5, 2006, and is satisfied that no other obligations will arise from these contracts. As a result of this re-assessment, the Company will account for the warrants as permanent equity as defined in accordance with EITF 00-19. The Company last re-valued the warrants for the period ended March 31, 2006, in accordance with EITF 00-19.

The fair value of the Investor Warrants was estimated at $6,554,566 for the period ending March 31, 2006 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, the remaining contractual life of 2 years and volatility of 169% and a $3.00 exercise price.

The fair value of the Placement Agent Warrants was estimated at $1,316,940 for the period ending March 31, 2006 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.83%, the remaining contractual life of 4 years and volatility of 169% and a $2.00 exercise price.

At March 31, 2005, the difference between the fair value of the warrants (Investor & Agent Warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company’s statement of operations. The total warrant valuation was then re-measured at March 31, 2006 and estimated to be $7,871,505 coinciding with the decrease in the market value of the Company’s common stock. The cumulative change in fair value of the warrants of $12,934,105 from March 31, 2005 to March 31, 2006 was recorded as non-operating income in the Company’s respective statement of operations. The offset in the fair value of the warrants is recorded in additional paid in capital.

5. Warrants

The following table summarizes information about warrants:

	Warrants Summary	Weighted Average Exercise Price
August 2004 (Inception)	-

Granted	6,666,666 (a)	2.00
Exercised	-	-
Cancelled or Forfeited	-	-

December 31, 2004	6,666,666	2.00

Granted	6,874,190	2.86
Exercised	(71,549)	2.00
Cancelled or Forfeited	-	-

December 31, 2005	13,469,307	2.45

Granted	55,532 (b)	2.05
Exercised	-	-
Cancelled or Forfeited	-	-

March 31, 2006	13,524,839	2.46

Granted	-	-
Exercised	-	-
Cancelled or Forfeited	-	-

June 30, 2006	13,524,839	2.46

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

(b)
During 2005, the Company settled a nuisance claim by investors in Artwork and Beyond with respect to certain corporate actions effected prior to the share exchange. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock. The warrants were issued in January 2006. The new warrants have a strike price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, contractual life of 5 years and a volatility of 166%. The warrants were valued at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

NOTE E - STOCK OPTION PLANS

Under the 2005 Equity Incentive Plan, 3,000,000 shares of common stock are reserved for issuance. This non-qualified plan will expire on December 22, 2010, but options may remain outstanding past this date. As of December 31, 2005, there were 3,000,000 shares available for grant. The Board authorizes the grant of options to purchase stock as well as the grant of shares of stock under this plan. Grants cancelled or forfeited are available for future grants. The Board initially issued stock options and share grants on January 5, 2006, by issuing 1,000,000 options and 102,024 share grants. On April 13, 2006, the Company issued another 140,923 share grants.

A predecessor entity of Artwork and Beyond, Inc., Dynamic IT, was a party to certain stock option plans. There are some stock options remaining under the 2001, 2002, and 2003 Dynamic IT Stock Option Plans. These stock options were previously granted by other management and subsequently assumed by Advance Nanotech as a result of the reverse merger discussed in Note A. The Company acknowledges and accounts for these options. No future grants may be made under these plans. The 2001, 2002, and 2003 Dynamic IT Stock Option Plans will expire on August 31, 2009, October 31, 2010, and February 2, 2012, respectively.

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

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, December 31, 2005	7,027	171.11

Granted	1,000,000	2.03
Exercised	-	-
Cancelled or forfeited	-	-

Balance, March 31, 2006	1,007,027	3.21

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, June 30, 2006	1,007,027	$3.21

Range of Exercise Prices	Number Outstanding as of June 30, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of June 30, 2006	Compensation Cost Yet to be Recorded
$2.03	1,000,000	4.58	$2.03	$585,513	$1,331,582
$20.00-80.00	4,913	2.86	27.23	-	-
$100.00-200	762	2.86	160.30	-	-
$700	1,352	3.22	700.00	-	-

NOTE F - COMMITMENTS AND CONTINGENCIES

1. Leases

As of June 30, 2006, the Company has the following lease commitments:

Year ending December 31,	Operating Leases	Capital Leases
2006	$151,609	$13,151
2007	184,494	26,302
2008	179,008	23,478
2009	179,008	9,361
2010	126,797	5,460
Thereafter	-	-

Amounts representing interest	-	(9,523)

Total principal payments	$820,916	$68,229

The company currently leases 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010.

The Company currently leases office facilities in from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (£2,500). The lease expired on June 30, 2006, and the Company is on a month to month basis and either party can terminate at any time with a 30 day notification.

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

On March 10, 2006, the Company signed a one year lease for an office located in the Emirate of Dubai, United Arab Emirates. The office address is Union House, 5th Floor, Port Saeed Road, PO Box 43659, Dubai, UAE. The Company pays monthly rent of approximately $165 (AED620). This establishes a business office in Dubai which will give the Company a local presence in the Middle East.

The Company does not own and has no plans to own any real estate and all facility leases will be structured as operating leases.

2. Collaboration Agreements with Subsidiaries and Sponsored Research

On May 28, 2004, Advance Nanotech acquired 60% of Owlstone Limited in consideration for which Advance Nanotech provided a $2.0 million credit facility over two years for the development of a chemical detection sensor. On October 5, 2005, stockholders of Owlstone Limited agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. (“Owlstone”), a Delaware corporation. All operations, intellectual property, and commitments of Owlstone Limited were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest, and in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone. Following this additional share issuance, Advance Nanotech holds approximately 63.6% of Owlstone and the founders retain the other 36.4% of the total issued and outstanding shares of Owlstone. Owlstone has maximized their credit facility of $3.0M and we are not obligated to provide any additional funding as of June 30, 2006. On July 28, 2006, the Company agreed to provide Owlstone with a $400,000 credit facility that will further fund Owlstone operations. As of August 3, 2006, the Company advanced Owlstone a total of $270,000 under this new credit facility. The $400,000 credit facility will be treated as convertible debt. The $400,000 facility accrues interest at an annual rate of 10% and matures on October 28, 2006. As compensation for this new credit facility, Owlstone will issue Advance Nanotech 50% warrant coverage. The warrants have an exercise price of $1.50 and expire in three years.

On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $489,319 are due quarterly through October 2007. Nano Solutions Limited is committed to providing approximately $2,037,000, during the next 12 month period to fund five separate research projects. Nano Solutions Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. On July 13, 2006, the Company provided notice of termination of three of the original eight research projects at Nano Solutions Limited, which is located at Imperial College, London. The three projects terminated were Econanotech, Nano Composites and Visus Nanotech. Management decided to terminate these projects after 18 months of their 36 month (three year) research agreements because management believes the projects were not aligned with the overall portfolio of the Company. The Company expects to benefit monetarily from the termination of these projects. The termination of the three projects is expected to reduce the Company’s future cash outflows from $2,037,000 to $1,267,000 over the next twelve months. Until a formal termination is agreed upon by both parties, the Company will continue to disclose financial commitments in accordance with the collaboration agreement.

On December 13, 2004, NanoFED Limited entered into an approximate $2 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments are due quarterly through December 2006. Our remaining financial obligation is approximately $545,000.

On December 24, 2004, Cambridge Nanotechnology Limited entered into a Collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the optical sector. Payments are due quarterly through December 2008. The Company is obligated to provide approximately $1,173,000, over the next 12 month period to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge, but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

On January 24, 2005, the Company’s subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments.  We are currently in discussions with our collaboration partner to revise the Company’s financial obligations under this contract. If we do not agree on a modification, our financial commitments over the next 12 month period would be $1,988,000. Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and its owner, Professor Toumaz. Bio-Nano Sensium Technologies Limited has the exclusive world-wide rights to Toumaz Technologies Limited portfolio of background patents and patent applications for the devices operating within the bio-nano world - for example, medical sensing devices, plus all arising intellectual property.

On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Corporation and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006. Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner, and the University of Cambridge, nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009. Advance Nanotech is committed to providing approximately $1,135,000, over the next 12 month period. We have a right to terminate the agreement for convenience, but must provide notice and pay pro-rata up to the point of termination. With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

As of June 30, 2006, the Company has met its funding obligations with respect to its collaboration agreements and sponsored research programs. Certain of our contractual commitments contain termination rights and the ability to limit the Company’s future payments. Before adjusting for any such terminations or modifications, anticipated research and development commitments resulting from formal collaboration agreements for the next 12 month period are as follows:

Project	June 30, 2006
Nano Solutions Limited	$2,037,000
NanoFED Limited	545,000
Bio-Nano Sensium Technologies Limited	1,988,000
Cambridge Nanotechnology Limited	1,173,000
Centre of Advanced Photonics & Electronics	1,135,000

TOTAL	$6,878,000

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of June 30, 2006.

NOTE G - INVESTMENT

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 10.83% equity stake in Singular ID for an approximate investment of $183,000. Singular ID is a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Under terms of the agreement, Advance Nanotech will assume a seat on Singular ID’s Board of Directors and own 15,625 shares of preferred stock. The total equity capitalization of Singular ID is comprised of 44,240 shares of preferred stock and 100,000 shares of common stock.

The Company does not exercise significant influence over the entity and carries the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method. The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending June 30, 2006.

NOTE H - RELATED PARTY TRANSACTIONS

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.5% of Advance Nanotech’s outstanding Common Stock. Jano wholly-owns JMSCL Limited, which entity holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.7% of the outstanding common stock as of June 30, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.2% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility at June 30, 2006 or December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more in an equity funding. Jano has provided the Company two waiver letters dated May 9, 2006 and July 26, 2006, that acknowledges and permits the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility (Jano waiver letters are attached as exhibits to this Form 10QSB).

Jano’s warrants to purchase 6,666,666 shares of Common Stock have an exercise price equal to the price of stock offered in the first equity fund raising by the Company of $2.00 per share. These warrants expire on May 27, 2009.

The Company currently leases office facilities from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (£2,500). The lease expired on June 30, 2006, and the Company will continue on a month to month basis for the unforeseeable future.

NOTE I - SUBSEQUENT EVENTS

On July 13, 2006, the Company provided notice of termination of three research projects at Nano Solutions Limited, which is located at Imperial College, London. The three projects terminated were Econanotech, Nano Composites and Visus Nanotech. Management decided to terminate these projects after 18 months of their 36 month (three year) research agreements because management believes the projects were not aligned with the overall portfolio of the Company. The Company expects to benefit monetarily from the termination of these projects. The termination of the three projects is expected to reduce the Company’s future cash outflows from $2,037,000 to $1,267,000 over the next twelve months. Until a formal termination is agreed upon by both parties, the Company will continue to disclose financial commitments in accordance with the collaboration agreement.

The Company hired an investor relations agency for investor services. The agency was awarded both cash consideration and warrants to purchase up to 60,000 shares of common stock. The agency was issued four warrant agreements on July 24, 2006, and each warrant agreement entitled the holder to purchase up to 15,000 shares, with strike prices of $1.25, $1.50, $2.00 and $3.00. During the second quarter, the Company recorded and accrued for a non-cash expense of $45,400 related to the fair value of the warrants.

On July 31, 2006, the Board approved a stock bonus grant of 202,141 shares issued to certain employees of the Company for their performance related to service in the second quarter of 2006 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $184,260 including applicable tax liabilities. These awards were granted under Advance Nanotech’s 2005 Equity Incentive Plan. As of July 31, 2006, there were still 1,538,336 registered shares that have not been issued under the 2005 Equity Incentive Plan.

As of August 1, 2006, our subsidiary, Owlstone Nanotech, Inc., Owlstone had received five purchase orders for the Tourist product and sixteen orders for its vapor generator accessory. As of August 1, 2006, two Tourist products have shipped and the Company will defer and recognize all revenue in the third quarter in accordance SAB104. The Owlstone Tourist is the first production model sensor offered by Owlstone, and reflects the company’s rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology. In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

On July 28, 2006, the Company agreed to provide Owlstone with a new $400,000 credit facility that will further fund Owlstone operations because Owlstone has maximized their existing credit facility of $3.0M as of June 30, 2006. As of August 3, 2006, the Company advanced Owlstone a total of $270,000 under this new credit facility. The $400,000 credit facility will be treated as convertible debt. The $400,000 facility accrues interest at an annual rate of 10% and matures on October 28, 2006. As compensation for this new credit facility, Owlstone will issue Advance Nanotech 50% warrant coverage. The warrants have an exercise price of $1.50 and expire in three years.

Effective August 11, 2006, the Company hired Antonio Goncalves, Jr. to the position of Chief Operating Officer of Advance Nanotech, Inc. and resigned as a member of the Board of Directors on the same date. As COO of Advance Nanotech, Mr. Goncalves will be responsible for developing and executing the strategic operations of the company. Prior to joining Advance Nanotech, Mr. Goncalves held several leadership positions with Purdue Pharmaceutical L.P. and its independent associated companies. Most recently he served as associate director of finance where he directed the risk management and insurance functions for the company, acted as the financial lead for several segments of the company, and had responsibilities in the Cash Management and Treasury functions. Mr. Goncalves also previously held the position of associate director of corporate audit where he directed internal audit functions provided business-consulting services and identified risk, exposures and opportunities for improvement within the company. Prior to Purdue Pharmaceutical L.P., Mr. Goncalves was the senior manager of worldwide corporate audit for DaimlerChrylser AG. He previously held the position as Controller at People’s Capital and Leasing and managed internal audits at People’s Bank. Mr. Goncalves received a Bachelor of Science degree in accounting from Sacred Heart University and is a Certified Business manager (CBM). Mr. Goncalves was a party to a contract with the Company governing the terms of his employment as Chief Operating Officer. The employment agreement provides for an initial base salary of $250,000 per annum, eligibility for the Company’s 2005 Equity Incentive Plan and a one-time sign-on bonus of $100,000, payable in January 2007, in any combination of cash or stock, and a non-accountable reimbursement for commuting expenses of $500 per month. As a participant in the 2005 Equity Incentive Plan, Mr. Goncalves is eligible for a “Signing Bonus Grant” in the amount of his annual base salary payable in eight quarterly installments over the first two years of employment. Mr. Goncalves is also eligible for a stock bonus based on first year performance of additional discounted stock shares up to the amount of his base annual salary. Upon termination of employment agreements without “cause” or for “good reason” Mr. Goncalves will be entitled to receive his respective base salary for a period of 180 days and the Company shall continue his medical and dental benefits for a like period of 180 days.

Effective August 10, 2006, Advance Nanotech appointed Dr. Peter Gammel to the Board of Directors. Dr. Gammel was formerly the Chief Technology Officer of Advance Nanotech and resigned on July 31, 2006, to pursue other primary day to day operations. However, Dr. Gammel will maintain his office at Advance Nanotech and report to the office several times a month as a consultant pursuant to the terms of a Consulting Agreement executed between the Company and Dr. Gammel. Under the terms of Dr. Gammel’s Consulting Agreement, he will be compensated $1,000 per day for up to four days a month for his service. The Company has filed the agreement as an exhibit to this June 30, 2006 Form 10QSB. Dr. Peter Gammel brings over 25 years experience in electronics to the Board. Prior to joining Advance Nanotech Dr. Gammel held the position of CTO of Agere Systems’Analog Products Business Unit where he was responsible for the advancement of the firm’s analog product offerings. Dr. Gammel also served as the Director of Materials Physics Research at Lucent Technologies and in several leadership positions at AT&T Bell Laboratories. Dr. Gammel has taught and conducted research at several leading universities, including Cornell University, M.I.T. and Washington University. He holds a PhD in physics from Cornell and two BS degrees from M.I.T., in Physics and Mathematics. Dr. Gammel is responsible for approximately 50 patent filings and over 200 publications through his work with Agere, Lucent, AT&T Bell Labs, Cornell University, and MIT.

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

OVERVIEW

Advance Nanotech is dedicated to the successful commercialization of disruptive nanotechnologies. Our mission is to rapidly build businesses that transform academic nanotechnology platforms into nano-enabled products. We seek early-stage opportunities which will, within three years, deliver proof-of-concept devices or demonstrate manufacturability. There are many ways to group our nanotechnologies, including by application, theme, university partner or time to commercialization. However, generally we group our nanotechnologies into three broad domain-specific groups: electronics, biopharma and materials. In addition to our financial support, we provide a ‘tool-box’ of support services to each of our research programs to ensure the technologies into which we invest achieve maximum market potential. This tool-box includes assistance such as commercialization guidance, project and infrastructure management, leadership assets, and counsel on intellectual property, licensing and regulatory issues. Advance Nanotech’s diversified portfolio of 23 nanotechnologies, of which the Company holds a majority stake in 17, impacts a range of applications including, but not limited to, sensors, medical therapeutics and composites. Advance Nanotech is forging partnerships with leading manufacturers and universities in Europe, Asia and North America to transform innovative nanotechnology concepts into practical solutions.

The Company’s development network is expected to create economic and time efficiencies which can advance the development of successful university research-programs to marketable product lines in high-value markets. Leading universities across the world are generating pioneering research in the nanotechnology area, typically funded by government grants or by large industrial businesses. Many research projects offer the potential for commercialization yet are under resourced due to a lack of funding. The Company identifies opportunities to fund multiple, early-stage nanotechnology research programs within leading universities as the first and crucial step in developing and commercializing new products. This commitment to invest, bridges the gap between cutting-edge innovation and the capital markets.

PLAN OF OPERATIONS

The Company’s strategy is to leverage technology which has been developed at universities. The Company benefits from work done at those universities by establishing majority-owned subsidiaries to commercialize promising technologies. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture the products developed. The Company has three main ways to potentially generate product sales revenue:

•	License the processes and products to a third party for a royalty or other payment. By licensing, the Company does not have to commit resources to build a sales or a production infrastructure.

•
Retain the rights but contract with a third party for production. The Company might then sell the finished products. This approach requires either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network.

•	Build production capability, produce and sell the products made. This approach requires the most capital.

The decision as to which approach to take will be dictated by which approach will, in the opinion of management, generate the highest return for the Company.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

The Company has not generated revenues in the three or six months ended June 30, 2006 or June 30, 2005.

Research and development costs for the three months ended June 30, 2006, as compared to the same three months ended June 30, 2005 were approximately $1,706,911 and $1,718,098, respectively, representing a decrease of $11,187 or 1%.

Research and development costs for the six months ended June 30, 2006, as compared to the same six months ended June 30, 2005 were approximately $3,177,046 and $4,652,705, respectively, representing a decrease of $1,475,659 or 32%. Research and development costs include costs associated with the projects shown in the table below.

	SIX MONTHS ENDED JUNE 30,
Project	2006	2005	Change from prior year

Owlstone Nanotech, Inc. (1)	$832,843	$732,310	$100,533
NanoFED Limited (2)	412,636	597,126	(184,490)
Bio-Nano Sensium Technologies Limited (3)	-	962,105	(962,105)
Cambridge Nanotechnology Limited (4)	457,671	1,382,256	(924,585)
Nano Solutions Limited (5)	996,244	978,908	17,336
Centre for Advanced Photonics & Electronics (6)	477,652	-	477,652

TOTAL	$3,177,046	$4,652,705	$(1,475,659)

(1) Developing one nanotechnology
(2) Developing two nanotechnologies
(3) Developing one nanotechnology
(4) Developing seven nanotechnologies
(5) Developing five nanotechnologies
(6) Developing six nanotechnologies, one of which is exclusively funded by Advance Nanotech and five of which are funded by Advance Nanotech in partnerships with Dow Corning Corporation, Alps Electric Company and Ericsson Marconi Corporation.
(*Note) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method

Research and development costs have decreased as a result of the Company entering the straight-line quarterly payment phase of the collaboration agreements with the universities, compared to the initial one-time project start-up costs and miscellaneous overhead costs expensed in the first half of 2005. Other decreases are due to re-negotiations currently taking place on the Bio-Nano Sensium Technologies project. At June 30, 2006, the Company was discussing a revision to this agreement with its partner, and, therefore had not yet funded this initiative in 2006.

General and administrative expenses for the three months ended June 30, 2006 and for the three months ended June 30, 2005 were $2,445,465 and $1,703,851, respectively, representing an increase of $741,614 or 44%. General and administrative expenses for the six months ended June 30, 2006 and for the six months ended June 30, 2005 were $4,273,961 and $2,985,538, respectively, representing an increase of $1,288,423 or 43%.

These increases are primarily due to:
•
An increase in payroll and employee related expenses through growth in employee headcount. In the six months ended June 30, 2006, we had 12 full time employees, compared to 4 employees in the same period in 2005.

•	An increase in consulting and legal fees due to the Company’s expansion of regulatory and investor relations initiatives
•	An increase in travel expenses related to ongoing project reviews and assessments

Interest income for the three months ended June 30, 2006 and for the three months ended June 30, 2005 was $50,779 and $68,919, respectively, representing a decrease of $18,141 from 2005. Interest income for the six months ended June 30, 2006 and for the six months ended June 30, 2005 was $115,309 and $88,373, respectively, representing an increase of $26,936 from 2005. These fluctuations are a result of our short-term money market interest rates from the funds we maintain on investment of the net proceeds raised in the first and second quarters of fiscal year ended 2005. The cash reserves have been invested in liquid securities at large financial institutions.

FINANCIAL RESOURCES

At June 30, 2006, the Company had a line of credit with Jano Holdings Ltd. (“Jano”) and a line of credit with Merrill Lynch. Under the Jano line of credit, the Company may draw up to $20.0 million upon certification of covenants, approval of a budget and other typical deliveries. Under the Merrill Lynch line of credit, the Company may drawdown cash based on pledged collateral. As of June 30, 2006, the Company had no outstanding balances drawn on either credit facility.

The Company raised approximately $23.5 million in gross proceeds through two private placements in the first half of 2005. Net proceeds from the private placement transactions, after issuance costs and placement fees, were $20.8 million. As of June 30, 2006, the Company had $3.2 million in cash and cash equivalents and long-term receivables for inter-company loans extended to subsidiaries of approximately $13.0 million. As of the same date, the Company had balance sheet liabilities aggregating approximately $3.3 million and contractual research obligations of $6.9 million due in the next 12 months.

The Company’s cash requirements for the next twelve months are based upon existing agreements and do not assume agreements to finance additional research. Since it is anticipated that the Company will not internally generate significant revenue or profits in the near term, the Company anticipates raising additional capital to meet commitments made to date. The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. There is no assurance that the necessary funds will be realized by securing equity through stock offerings. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is actively exploring various debt and equity financing transactions. Plans to generate revenue from operations could include co-development and co-funding of our products, licensing our products for upfront and milestone payments, and Government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. The Company is also evaluating strategic funding initiatives in Europe, the Middle East and Southeast Asia regions. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

MANAGEMENT

On May 11, 2006, the Directors of Advance Nanotech elected Mr. Magnus R.E. Gittins as Executive Chairman of the Board of Directors of the Company. Mr. Gittins will assume the roles of Chief Executive Officer and executive Chairman of the Board of Directors of Advance Nanotech. Mr. Gittins assumed the former role of Mr. Joseph Parkinson, who resigned as Chairman on May 10, 2006, for personal reasons. There was no disagreement between the Company and Mr. Parkinson. Mr. Gittins will receive no additional compensation for assuming the role as Chairman.

Effective April 19, 2006, Advance Nanotech appointed John Robertson to the Board of Directors. Professor Robertson assumed the Board seat vacated by Professor William Milne, who stepped down to focus on his responsibilities at the Center for Advanced Photonics and Electronics, of which Advance Nanotech is a strategic partner. Professor Robertson is currently a professor of electronics at Cambridge University. He previously was a reader in solid state electronics, a university lecturer and research associate, all at Cambridge University. Prior to his work at Cambridge, Professor Robertson served as a visiting professor at the University of Illinois. He also served as a research officer at the Leatherhead and Swindon Central Electricity Generating Board in the UK for nearly 20 years. Professor Robertson’s research covers a wide range of interests in electronics materials including carbon nanotubes, diamond-like carbon, amorphous silicon, and ferroelectric oxides. He has published over 400 papers, is currently the most cited staff member in the Cambridge engineering department and is a recipient of the T.P. Hoar Award for best paper in Corrosion Science. Professor Robertson earned his Bachelor’s and Master’s degrees in natural sciences from Churchill College at Cambridge University and a Doctorate in physics from the Cavendish Laboratories at Cambridge University.

Effective April 10, 2006, the Company hired Bret Bader to the position of Chief Executive Officer of Owlstone Nanotech, Inc. As CEO of Owlstone, Mr. Bader will be responsible for developing and executing the strategic direction of the company. Prior to joining Owlstone, Mr. Bader held several leadership positions with Smiths Detection Inc., the leading manufacturer of security screening sensors for the detection of explosives, narcotics, weapons and chemical and biological warfare agents, and a subsidiary of Smiths Group Plc. Most recently he served as general manager and vice president of the Americas division of Smiths Detection. He directed all sales and support activities in the US, developed and implemented all business-marketing plans and oversaw accounting and controller functions. Mr. Bader also held positions at Smiths Detection of general manager and vice president of the civil business division, and general manager of the security inspection division. Before Smiths Detection, Mr. Bader held the positions of regional sales manager, national sales manager, and director of sales for EG&G Astrophysics, a US manufacturer of x-ray security screening technology. Mr. Bader attended the University of Massachusetts, Amherst.

Effective May 8, 2006, the Company appointed Mark Brennan to the position of Executive Vice President of Owlstone Nanotech, Inc. As Executive Vice President, Mr. Brennan will be responsible for developing and executing on the strategic direction of the company’s US Homeland Defense Division, including sales and product development. Prior to joining Owlstone, Mr. Brennan held several leadership positions with Smith’s Detection, the leading manufacturer of security screening sensors for the detection of explosives, narcotics, weapons and chemical and biological warfare agents, and a subsidiary of Smiths Group Plc. Most recently he served as director of sales in the Americas division. He led all sales activities in the US critical infrastructure business unit including federal, local and state governments, and private sectors. Prior to Smiths Detection, Mr. Brennan held the positions of senior sales manager and regional sales manager for EG&G Astrophysics. Mr. Brennan received a Bachelor of Arts degree from Tulane University.

PORTFOLIO AND SUBSIDIARY RESEARCH AND DEVELOPMENT AGREEMENTS

As of June 30, 2006, we possessed controlling interests in the companies listed below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK and are operated as majority-owned subsidiaries. Owlstone Nanotech, Inc. is incorporated in the state of Delaware and Advance Nanotech owns 63.60% of the capital stock of Owlstone. Advance Nanotech owns 90% of the capital stock of Advance Nanotech Singapore Pte. Ltd., a company incorporated in Singapore. Advance Nanotech Singapore Pte. Ltd. in turn owns 10.83% of Singular ID Pte. Limited, a separate company incorporated in Singapore.

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

On July 13, 2006, the Company provided notice of termination of three research projects at Nano Solutions Limited, which is located at Imperial College, London. The three projects terminated were Econanotech, Nano Composites and Visus Nanotech. Management decided to terminate these projects after 18 months of their 36 month (three year) research agreements because management believes the projects were not aligned with the overall portfolio of the Company. The Company expects to benefit monetarily from the termination of these projects. The termination of the three projects is expected to reduce the Company’s future cash outflows from $2,037,000 to $1,267,000 over the next twelve months. Until a formal termination is agreed upon by both parties, the Company will continue to disclose financial commitments in accordance with the collaboration agreement.

The following table summarizes Advance Nanotech, Inc.’s 23 portfolio technologies as of June 30, 2006:

				CUMULATIVE
				R&D
		PORTFOLIO	%	FUNDING as		Development
SUBSIDIARY	TECHNOLOGY	COUNT	OWNERSHIP	of 6/30/2006	Description	Phase

Centre for Advanced Photonics & Electronics (CAPE)				$ 717,352
1	EPI CNT	1	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies

Centre for Advanced Photonics & Electronics (CAPE)				$ 217,343
(CAPE partner projects with Dow Corning, ALPS, and Marconi)
1	HIMO	2 *	25.00%		High mobility oxides	Research Technologies
2	NOTICE	3 *	25.00%		Next generation communications infrastructure for broadband	Research Technologies
3	ANTS	4 *	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies
4	ROMP	5 *	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies
5	RANTED	6 *	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies

Cambridge Nanotechnology Limited (University of Cambridge)				$ 2,318,253
1	Cambridge Nanotechnology	7	100.00%		Indium tin oxide replacement	Emerging Technology
2	NanoOptics	8	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology
3	Nano Photonics	9	100.00%		Liquid crystal structures over nanotube array	Emerging Technology
4	Nano Devices I	10	100.00%		Silicon nanowires for optical applications	Emerging Technology
5	Nano Devices II	11	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology
6	Inovus Materials	12	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology
7	Exiguus Technologies	13	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies

Singular ID Pte Limited		14 *	10.83%	$ 183,632	Magnetic nanoparticles for security and authentication	Near to Market
(a minority interest of Advance Nanotech Singapore Pte. Ltd. which is owned 90% by Advance Nanotech)

Owlstone Nanotech, Inc.		15 ^	63.60%	$ 2,465,454	FAIMS chemical sensor	Near to Market

Bio-Nano Sensium Technologies Limited		16 ^	55.00%	$ 1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market

NanoFED Limited (University of Bristol)				$ 1,051,775
1	Nano FED	17 ^	100.00%		Lithiated microdiamond emitter for displays	Near to Market
2	Nano Light	18 ^	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology

Nano Solutions Limited (Imperial College, London)				$ 2,479,932
1	Advanced Proteomics	19 ^	75.00%		Engineered nanoparticles for proteomics	Emerging Technology
2	Intelligent Biosensors I	20 ^	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology
3	Intelligent Biosensors II	21 ^	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology
4	NanoVindex	22 ^	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology
5	Nano Diagnostics	23 ^	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology
	Visus Nanotech	^ #			Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology
	Econanotech	^ #			Environmentally friendly nanocomposites	Research Technologies
	Nanocomposites	^ #			Titanium oxide nanocomposites	Research Technologies

* Represents a minority interest within the portfolio
^ Represents that the collaboration agreement is held by Advance Nanotech Ltd. (A wholly owned subsidiary of Advance Nanotech Inc.)
# Represents that the research project is terminated.

NEAR-TO-MARKET TECHNOLOGIES

Owlstone Nanotech, Inc. (“Owlstone”)

Owlstone was founded to commercialize miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nanotechnology, Owlstone strives to bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. If successfully developed, Owlstone’s technology will drive down the cost and size of point detection systems and improve performance. Owlstone’s vision is to have its detection systems in every train, financial institution, government building, airport, stadium and any target at risk from chemical or explosive attack.

On May 28, 2004, Advance Nanotech provided Owlstone Limited (“Owlstone Ltd.”) with a $2 million secured facility and entered into an agreement with Messrs. Paul Boyle, Andrew Koehl and David Ruiz-Alonso (“the founders”) under which the founders assigned their intellectual property concerning the Owlstone technology to Owlstone Ltd. and were issued shares totaling 40% of the issued and outstanding shares capital of Owlstone Ltd. The facility was provided to continue technological development of Owlstone Ltd.’s sensing product.

In the third quarter of 2005, stockholders of Owlstone Ltd. agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. (“Owlstone”), a Delaware corporation. All operations, intellectual property, and commitments of Owlstone Ltd. were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest, and in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone. Following this additional share issuance, Advance Nanotech now holds approximately 63.6% of Owlstone and the founders retain the other 36.4% of the total issued and outstanding capital of Owlstone.

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

Our operating subsidiary, Owlstone Nanotech, Inc., has recently obtained purchase orders for its Tourist product and Tourist accessories. As of July 20, 2006, Owlstone had received five purchase orders for the Tourist product and sixteen orders for its vapor generator accessories. As of August 1, 2006, two Tourist products have shipped and the Company will recognize the revenue in the third quarter in accordance Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB104”). (See below in note A for further discussion on revenue recognition policies). On June 27, 2006, the United States Department of Defense (DoD), through the Air Force, granted Owlstone Nanotech, Inc. a $99,793 Small Business Innovation Research (SBIR) Phase I award for the development of an advanced contaminant detection system for monitoring air inside aircraft cockpits. The Company will use the SBIR grant to develop an advanced sensor to identify and quantify contaminants in cockpit air by employing the company’s field asymmetric ion mobility spectrometer technology. Owlstone’s goal is to produce a highly sensitive, low-cost, portable detection sensor that outperforms devices currently being developed.

Owlstone’s website, www.owlstonenanotech.com, provides information regarding the detection technology, future product applications, the Owlstone management team, and the latest Owlstone news.

Technology

Owlstone is striving to shrink the full functionality of chemical agent detectors using emerging nanofabrication techniques. The Owlstone team believes that it has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller. Owlstone anticipates generating production level volumes of miniaturized chemical sensors that can quickly and accurately carry out trace analysis of chemical warfare agents. If successfully developed, the device will be approximately the size of a dime and cost approximately 100 times less than the current commercially successful products. It is a ‘black box’ system that can be directly embedded into current systems to extend their range of capabilities and it is small and inexpensive enough to be used in entirely new deployment scenarios. The device under development has the capability to be flexibly updated with emerging chemical threats, and its generic detection capability will allow it to be used in a wide range of additional detection applications such as a diagnostic breath analyzer or an exhaust emissions controller.

Owlstone has filed 13 patent applications in the US and UK, with approximately 10 more in the pipeline. Owlstone recognizes the need to aggressively protect its unique design and innovations, thereby increasing the barriers to competition.

Market Opportunity

Homeland security is a major focus for governments across the globe. Management believes there is a current and growing demand for sensors to detect and hence protect against chemical and explosive threats. With current systems costing upwards of several thousand dollars each, it is not economically viable to secure every government building and every train carriage. Nanotechnology is the enabling technology that can drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone’s technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today’s fighting forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of already existing technology and the exploitation of emerging nanofabrication techniques. Owlstone’s devices strive to displace existing systems as new deployment capabilities are exploited. It may become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. According to a report published by In-Stat MDR and Frost and Sullivan, the market for next generation chemical and biological sensors, including non-defense applications, will rise from $2.3 billion in 2002 to nearly $4 billion in 2007.

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

Originally formed in 2000 as a spinout from Imperial College, London, by Professor Chris Toumazou and Keith Errey, Toumaz is located in Oxfordshire, UK and employs over 20 researchers and engineers. We believe the Sensium is an enabling technology which provides an ultra-low power sensor support platform and information processor. We believe the Sensium is an ideal enabler for the next generation of body worn and implantable bio monitors that use nanotechnology and wireless communications to monitor and report on medical conditions, on a continuous basis from on or within the body itself. If successfully developed and commercialized, such monitors could be instrumental in taking healthcare to the next level of preventative medicine, where systems diagnose and treat medical conditions. In addition to biological and medical applications there are a wide range of military and security sensing scenarios that could benefit from the rich feature set that the Sensium provides.

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

The Sensium is a generic wireless sensor platform and information processor combining a programmable sensor interface with local intelligence using the proprietary ultra-low power nano-CMOS based systems technology of Toumaz Technology Ltd. The Sensium has an ultra-low power transceiver that can be programmed to operate in different frequency bands and under various standard wireless protocols. The Sensium offers the possibility for a nano-powered computing and communication device, sensor, and power source in a single silicon package. This technology is designed for integration with bio-nanosystems, where final product devices must be small, low power, possess on-board processing capability and incorporate wireless communications.

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

Bio-Nano Sensium Technologies is integrating the ultra-low power AMx™ processing with low power wireless systems for bionanotechnology products and devices for selected government applications, particularly for military, homeland security and emergency services. Low power AMx™ baseband solutions will enable Bio-Nano Sensium Technologies to offer complete chip sets to customers with unprecedented low power consumption while maintaining consumer level pricing. The integration of Toumaz low power wireless, ultra-low power signal processing, sensors and power sources into a single silicon package may be the first true example of “ubiquitous silicon” and is expected to play a central role in the developing concept of “ubiquitous computing”. The opportunities for healthcare and security related applications are innumerable, and the Sensium will be a vital platform technology for each one.

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

Market Opportunity

In 2000, Intechno Consulting, located in Basle Switzerland, forecasted that the world-wide non-military sensor market will be $50.6 billion in 2008 with the highest demand and growth in motor vehicles, process industries and at the right price points, in consumer applications. The report went on to outline the functionality of sensors as follows: “Sensors based on MEMS technologies and smart sensors are at the focus of current sensor development. MEMS technologies allow to miniaturize sensors and, at the same time, to integrate their sensor elements with microelectronic functions in minimal space. Only MEMS technologies make it possible to mass produce sensors more and more cost-effectively while improving their functionality and miniaturizing them. The greatest progress in innovation will happen when MEMS technologies overlap with smart technologies. … The main goal of smart sensor development is to improve the reliability and durability of these sensors and make them more easily adaptable to new functions and conditions during the operating phase. In addition to self-diagnostic capabilities, smart sensors can have the functions of self-calibration and self-adaptation.”

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

NanoFED Limited (“NanoFED”)

NanoFED was formed to develop and commercialize a disruptive Field Emission Display (FED) technology. Advanced research is conducted at the University of Bristol, UK. FED technology offers low-voltage, highly uniform, rugged displays, compatible with existing manufacturing lines. The company’s low voltage flat panel displays have a very wide range of potential applications including displays in cars and mobile phones, to high-resolution computers and television screens for medical and military uses.

On December 13, 2004, NanoFED entered into a $2 million development contract with the University of Bristol to further develop technologies generated in the area of field emission displays. Advance Nanotech received an exclusive world-wide license for all display technologies developed as a result of this effort.

Field Emission Displays (“FEDs”) are flat panel displays that offer a replacement to bulky Cathode Ray Tube (CRT) displays. They operate in a similar way to CRTs with phosphors excited by electrons traveling in a vacuum. The difference is in the electron emitters. Instead of one gun spraying electrons, FED uses millions of microscopically small electron-emitting cathodes that are matrix-addressed. The nanodiamond emitter material has a significant advantage over competing technologies in that it can tolerate packaging processing steps traditionally used in CRT manufacture leading to significantly better yields and operational stability.

FEDs feature:
•	high brightness
•	high efficiency and lower energy usage
•	a wide viewing angle
•	fast response time for video viewing
•	perfect color quality

FEDs capitalize on the well-established cathode-anode-phosphor technology built into full-sized CRTs and use this in combination with the dot matrix cellular construction of LCDs. Instead of using a single bulky tube, FEDs use tiny “mini tubes” for each pixel. This allows FEDs to be approximately the same size as an LCD screen. Since FEDs produce light only from the “on” pixels, power consumption is dependent on the display content. This is an improvement over LCDs, where all light is created by a backlight that is always on, regardless of the actual image on the screen. The LCD’s backlight itself is a problem the FED doesn’t have. Light from the backlight of an LCD passes through to the front of the display, through the liquid crystal matrix. FEDs generate light from the front of the pixel so the viewing angle is excellent, 175 degrees both vertically and horizontally.

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

On June 19, 2006, Advance Nanotech’s subsidiary, NanoFED, in collaboration with the University of Bristol, filed for four further patent applications of its core nanodiamond technology in the US, EU, Japan and South Korea. NanoFED has an exclusive license from Bristol University for the commercial exploitation of the technology. The University and firm are also planning to file additional new patent applications for components related to its lithiated nanodiamond field emission device that have been developed as part of the NanoFED program.

Singular ID Pte. Limited (“Singular ID”)

Headquartered in Singapore, Singular ID Pte. Limited is a nanotechnology spin-off company that was founded to commercialize magnetic tagging technology. With a mission to safeguard customers’ interests by providing integrated tagging solutions that protect people, brands, corporate images and market share, Singular ID aims to be the leading solution provider for tracing and authenticating items of value. To achieve this, Singular ID works closely with its clients to tailor its technology to meet specific customer requirements. This may involve undertaking pilot projects where beneficial.

On July 28, 2005, Advance Nanotech Inc., through its Singaporean subsidiary, Advance Nanotech Singapore Pte. Ltd. acquired 10.83 percent equity stake for approximately $183,000 in Singular ID, a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Under terms of the agreement, Advance Nanotech will assume a seat on Singular ID’s Board of Directors. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic domains that act like fingerprints to identify each tagged item. Advance Nanotech is helping Singular ID further develop and commercialize this technology.

In October 2005, Singular ID signed an agreement with IMS Corporation Pte. Ltd. (“IMS Corporation”), a subsidiary of the Singapore Exchange listed Advanced Integrated Manufacturing (AIM) Corp. Group of Companies. Under this agreement, Singular ID and IMS Corporation will work together to design, develop and commercially manufacture scanners based on Singular ID’s proprietary technology.

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

The Singular ID tags are ceramic thin films that contain microscopic bar magnets. The magnets are about 200nm in diameter (500 times thinner than a human hair) and are oriented perpendicularly to the film surface. Multiple tags are formed simultaneously in a batch process using commonly available inexpensive chemicals and procedures. However, each individual tag has a unique randomized structure that is impossible to reproduce. This unique structure gives each tag its own individually recognizable magnetic signal that can be read using standard magnetic read heads. In addition, the tags can be made extremely small (the width of a human hair). They are thermally and chemically stable and, with a suitable protective covering, are mechanically robust. Unlike radio frequency (RF) tags, they cannot be detected remotely - this prevents others from finding Singular ID tags and removing them - an inherent advantage in the anti-counterfeit market. Furthermore, Singular ID tags are not affected by external magnetic fields. . Singular ID has licensed core technology from the Agency for Science Technology and Research (A*STAR), Singapore.

Singular ID platform technology can serve the needs of a wide variety of industries. The initial focus concerns a few niche areas such as diamonds / luxury items and the aircraft industry. For certain aircraft components the tag’s ability to withstand high temperatures gives an immediate advantage. In the case of diamonds / luxury items, a microscopic tag is essential. Since Singular ID technology is widely portable, devices developed to address one area can easily be applied to others. The range of markets is substantial, spanning from personal identification systems to supply chain tracking. One specific example are computer-readable tags on CDs in order to prevent software piracy.

Key areas where identification and authentication is of paramount concern include:

• Personal identification - passports, driver’s licenses
• Items of high commercial value -music and software, works-of-art, diamonds, watches
• Critical items - military equipment, medical supplies, pharmaceuticals
• Inventory and supply chain tracking

More information on Singular ID can be found on the company’s website, www.singular-id.com.

EMERGING TECHNOLOGIES

Nano Light

In partnership with the University of Bristol, NanoLight is developing enhanced phosphors incorporating zinc oxide (ZnO) nanorods for high-efficiency, low voltage Field Emission Displays (FEDs) and Light Emitting Diodes (LEDs). With the rising costs of energy around the globe, there is an immediate need for high-efficiency, low-cost lighting sources for displays and general lighting. The zinc oxide nanorods that are under investigation are more environmentally friendly, and will consume 90 percent less energy than traditional light sources. We anticipate that this new display and backlighting technology will offer substantial improvements in efficiency over existing FEDs and LEDs. Efficient, low voltage phosphors could even lead to thinner, lighter weight cathode ray tubes (CRTs).

The first phase of the NanoLight program will evaluate the feasibility of generating new low voltage phosphors on glass substrates for FEDs already being developed by Advance Nanotech’s NanoFED subsidiary. The phosphors will be based on zinc oxide nanorods. Such nanostructures promise enhanced performance owing to quantum confinement effects and their benign surface properties. In the second stage of the program, researchers will work to integrate the proposed hybrid phosphors into new types of LEDs. Advance Nanotech envisions fabricating a prototype LED combining hybrid phosphor front-plates with back-plates consisting of p-type inorganic or organic semiconductors, using coating procedures already available in Bristol’s laboratories. This will offer the potential of low cost backlighting or large panel white light sources suitable for domestic applications.

The NanoLight technology could be licensed to current phosphor manufacturers. The NanoLight phosphor production process is compatible with currently available equipment. New materials can enable enhanced competition in this market.

The display market now exceeds $100 billion annually with nearly 40% in CRTs and the remainder in flat panel displays. Since low voltage FEDs promise low cost and low power devices, it is likely that such devices would lead to new backlighting applications for a range of flat panel displays, i.e. the commercial value of hybrid phosphors should also extend beyond the FED application into other display technologies. The current market for phosphors in plasma displays is $250 million, with a CAGR of 40%. This amounts to 350 metric tons of phosphors shipped into the display industry in 2005. Freedonia forecast that 20% of phosphor shipment in 2008 will be based on nanotechnology.

The development of white LEDs that combine blue gallium nitride (GaN) LEDs with conventional phosphors has started to produce dramatic changes in the area of displays and general white lighting. GaN LEDs consume less than 10% of the power of incandescent sources (light bulbs), which rivals the efficiency of fluorescent tubes, and have much longer projected lifetimes (10 years or more). Given that 20% of world energy consumption is due to lighting -- 90% of which could be saved by LEDs -- the lighting industry has invested in new R&D programs to exploit the LED market. Such developments will lead to investment in low voltage electricity infrastructure, leading in turn to an expanding market for novel types of LED and backlighting products. In particular, for developing countries such as India, China, and Korea, low voltage supplies look attractive, implying a growing need for low cost backlighting of the type envisaged in the NanoLight project.

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

The Nano Device team has filed two U.S. patent applications in May 2006 related to vertical silicon nanowire sensors; and metal substrates for short and straight Si nanowire growth. Also in the second quarter, proof of concept devices have been developed.

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

Nano Photonics is using sparse arrays CNTs to develop novel applications in LCDs. CNTs offer a large variety of potential research areas when combined with liquid crystal (LC) materials. Their ability to appear as large structures (with respect to the size of the LC molecules) within an LC device means that there is a strong interaction between the nanotubes and the LC material. CNT arrays or ‘grass’ can also be used as a very strong alignment layer for LC materials with the potential for user defined LC pre-tilt. Such strong surface interactions mean that LC materials can be configured into photonic structures with features both above and below the wavelength of the light. Through Nano Photonics, we aim to capitalize on the benefits of CNTs to greatly improve the manufacturing costs and the viewing experience of LCDs. Scientists at Nano Photonics are also exploring the ability of CNT arrays to demonstrate direct imaging of optical phase. Combining imaging of optical phase with current imagers could enable future lens free and holographic cameras.

As of June 30, 2006, the Nano Photonics team accomplished creating and growing dense and sparse arrays of carbon nanotubes on Si substrates and performing initial optical testing and characterization with suitable liquid crystal materials. The team also has numerically studied functional needs and alignment properties. Two invention disclosures have been submitted including liquid crystal micro optical components and nanotube and nanowire for liquid crystal alignment.

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

Cambridge Nanotechnology is developing a flexible, transparent conducting composite incorporating silicon nanowires and CNTs. The Cambridge Nanotechnology composite aims to have a surface conductance of 30 ohm/sq and 90% transmission, making the composite rival the performance of ITO, the industry standard used in flat, fixed displays such as liquid crystal and organic light emitting diode displays. As of June 2006, the Cambridge Nanotechnology team has selected an optimum polymer, acquired the ability to mix CNT/polymer composites and achieved 90% transparency over small areas. In May 2006, the team filed one U.S patent application for polymer composites for ITO replacement.

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

In March 2006, researchers produced their first working prototype, funded through Nano Optics, of a new ultrashort pulse laser. Ultrashort lasers are widely used for optical communication, material processing, marking and drilling, and medical diagnostics and therapeutics. Our lasers are compact and employ only a tenth of a milligram of carbon nanotube material at a cost of approximately ten cents per device. The device which produces sub-picosecond pulses, can be quickly and easily plugged into existing laser systems without sophisticated and time-consuming alignments traditionally associated with modifying optics equipment. Nano Optics’ laser technology could significantly reduce the cost of doing business across industries ranging from telecommunications to medical diagnostics. Also in 2006, the Nano Optics team has drafted two US patent applications for (1) optical nanotube compositions and uses thereof and (2) nanostructure polymer composites.

Advanced Proteomics in Partnership with Imperial College London

Proteomics is the study of proteins, particularly their structures and functions. Following the so-called ‘genomics revolution’, it has become clear that a similar approach to measuring all of the proteins in a cell, along with their functional state, localization and time dependent changes could yield considerable insight into biological processes. Understanding proteins could lead to new advances in medicine and new ways to enhance our bodies. According to a report published by Select Biosciences in October 2003, the world-wide proteomics market is projected to grow to more than $2.5 billion by 2008 with a compound annual growth rate (CAGR) of more than 14% for the next five years, with some areas showing substantially greater growth rates.

Proteomics is an enabling science for drug discovery, diagnostics markets and life sciences research. Advanced Proteomics is developing a technology platform based on magnetic aptamer nanoparticles that is designed to collect a specific protein or sub-set of proteins, in-vivo, at a defined time and under controlled cellular conditions thus providing a “snapshot” of protein expression within the cell. The Advanced Proteomics ‘toolkit’ may offer opportunities across the spectrum of the proteomics market, closing crucial gaps where existing methods are insufficient and providing a powerful technology for the development of future applications in this market.

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

In 2006, the Inovus team unveiled the first working prototype of an optically addressed holographic projection engine exploiting unique nanomaterial properties using an all optical spatial modulator. The optically addressed holographic projection engine represents a fundamental step towards realizing the future generation of high performance displays. The system extends digital holography with the addition of an optically controlled display engine, which will enhance replay field quality. Innovus is also exploring the use of supranonlinearities in doped LC composites for a range of new applications such as holography, optical storage and image processing.

Also in 2006, the Inovus team has reached the following three milestones: (1) functionalization of nanomaterials for elevated solubility in an LC host (2) measurement of nonlinear optical properties of LC nanocomposites, and (3) construction of an initial optical system for reading and writing images on the CNT- LC systems.

RESEARCH TECHNOLOGIES

Exiguus Technologies in Partnership with the University of Cambridge

Exiguus is developing nanostructured organic semiconductor composites for high performance plastic electronics. The goal is to develop “organic” or “plastic” transistors and integrated circuits which exceed the performance of amorphous silicon. Research into organic transistors may lead to new uses of these promising devices. Large area, flexible plastic chips could usher in new generations of smart cards, toys, appliances, and displays that might not be physically or commercially viable using today’s technology. In addition to being highly flexible, plastic transistors hold the promise of tremendously reducing low volume and large area production costs.

On May 26, 2006, two U.S. patent applications have been filed. The first was for nanotube and nanowire composites for organic semiconductor devices. The second was for metal substrates for short and straight nanowire growth.

In June 2006, the project achieved significant progress in the development of new organic semiconductors. The Advance Nanotech research team, in collaboration with the University of Cambridge, developed novel composites comprised of organic polymers and nanostructured materials that provide “printable” semiconductors for low-cost inkjet print manufacturing. We will be able to incorporate these intelligent circuits into a variety of objects. In the future, a full range of electronic and optoelectronic components could be printed, including transistor circuits, photovoltaic films, RF ID tags, displays, logic and memory components, wireless interfaces and RF shields. Electronic and optoelectronic fabrication plants will resemble printing presses and markets could be created where conventional silicon chips cannot go today because they are too costly and rigid. Enabling this revolution will require polymer materials that can be inkjet printed while exhibiting carrier mobility and current transport characteristics that make them suitable for electronic device applications.

Centre for Advanced Photonics and Electronics (University of Cambridge)

On February 1, 2005, Advance Nanotech entered into a strategic partnership agreement with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company Limited, Dow Corning Corporation and Ericsson Marconi Corporation plc. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. Members of the Electrical Engineering Division routinely publish more than 100 papers each year and in the recent past approximately 70 patents have been filed and 10 spin-out companies have been formed as a result of their research.

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

• epi-CNT:  Epitaxial growth of carbon nanotubes

The epi-CNT project will explore the development of a new inexpensive and precise method for the controlled growth of single wall carbon nanotubes. Carbon nanotubes are vital to the advancement of nanotechnology due to their extreme electronic, optical and mechanical properties; nanotubes play a key role in a variety of materials-based research projects ranging from space elevators to artificial muscles to ultrahigh-speed flywheels. Single walled carbon nanotubes can be insulating, semi conducting or metallic depending on growth conditions. This wide range of physical properties enables a plethora of electronic, optical and material applications, including transistors, interconnects in integrated circuits, and components for optical networks. However, each of these applications requires either purely semi conducting or purely metallic carbon nanotubes. Current nanotubes fabrication methods produce a mixture of the two types and expensive processing is subsequently required to separate them. The epi-CNT’s controlled growth process could ensure the fabrication of the desired type of carbon nanotubes from the start.

STRATEGIC PARTNERSHIPS WITHIN CAPE

The Company is also part of the five joint strategic CAPE projects of which Advance Nanotech, Alps Electric Company, Dow Corning Corporation and Ericsson Marconi Corporation each own 25-33% of the commercialization rights associated with the projects. The Company along with the other three Strategic Partners of CAPE share the rights to a non-exclusive license that could emerge as a final result of any of the four strategic CAPE projects. Each of the following four projects are equally funded (25%) by each of the four Strategic Partners.

•	HIMO: High Mobility Oxides
•	NOTICE: Next generation overlay communications infrastructure for broadband services
•	ANTS: Artificial Nanoscale Threshold Switching in phase change materials
•	ROMP: Reconfigurable Optical Modes in Plastic fibers and waveguides

These strategic projects provide the underpinnings to the large scale deployment of nanotechnology. HIMO has as its objective a simple, high mobility, thin film transistor (“TFT”). Amorphous silicon is the basic material for present day TFTs and their use in large area electronics. Amorphous silicon is cheap and easy to deposit over a large area; however, alternative low-cost materials providing higher mobility than amorphous silicon may be required by the industry. HIMO seeks to enable high speed electronics for image processing and 3D displays using the existing low cost infrastructure. To date, various mixed oxides have been studied and initial depositions of sputtered oxides have been performed and first TFT devices fabricated and characterized.

NOTICE is a system level ultra-broadband access technology and aims to fully exploit the bandwidth potential of optical fiber and to create a common infrastructure for wireless and wire line ultra-broadband networks. The following three NOTICE milestones have been met: (1) hardware options for fiber and fixed wireless link options for providing access links to users have been examined (2) Potential multiplexing techniques for allowing large numbers of users to access the core network in a manner that might be readily overlaid on the current telecommunication systems have been studied, and (3) multiplexing strategies that will drive network architecture and protocol adoption have been identified.

ANTS seeks to develop low cost, integrated and non-volatile memory for future mobile and consumer electronics. The ANTS is nearing completion as the project has met all the milestones and the final goal of reducing the write currents in phase change media and improving the scope for both materials selection and miniaturization. The CAPE strategic partners are currently evaluating the final report that summarizes the project’s findings on the technical feasibility. A reassessment of the technical aspects and the commercial potential of the technology will be debated within CAPE. Within the next 3 months (September 2006) the CAPE strategic partners will agree whether to proceed to further technological development with either a joint follow-up strategic project or one or more individual third party projects targeting specific technology applications.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to June 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2006, the Company had recorded a non-cash expense for the three and six months ended of $399,395 and $585,513, respectively, related FAS123(R). On January 5, 2006, the Board approved a grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, immediate 100% vesting on the date of grant and a strike price of $2.03. The Company recorded a non-cash expense of $186,118 during the three months ended March 31, 2006, based on the grant-date fair value of the award. The Company used the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, a contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

As of June 30, 2006, there were two bonus grants of shares to employees. On January 5, 2006, the Board approved a stock bonus grant of 102,024 shares to certain employees of the Company for their performance related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $449,000. On April 13, 2006, the Board approved a stock bonus grant of 140,923 shares issued to certain employees of the Company for their performance related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,000. As of June 30, 2006, the Company has accrued a non-cash expense of $184,260 plus related taxes in connection with a stock bonus grant approved by the Board on July 31, 2006, of 202,141 shares issued to certain employees of the Company for their performance related to service in 2006.

On April 21, 2006, the Company issued a second and final installment of 15,000 shares of restricted common stock to consultant per a consulting agreement dated February 28, 2005. The Company recorded consulting expense of $26,400 at the time of the issuance of shares at the market closing price of $1.76 per share on April 21, 2006.

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

On February 3, 2006, the Company issued 10,000 shares of common stock at the closing price on the date of grant in connection with software license rights for use of an online share intelligence service for the period of one year. These shares were issued pursuant to the license agreement dated October 1, 2005. During the first quarter, the Company recognized a non-cash expense of $18,500 related to the contract.

The Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and warrants to purchase 36,232 shares of common stock. The agency was issued the warrants on January 2, 2006, with a strike price of $2.07. During the first quarter, the Company recorded a non-cash expense of $74,638 related to the fair value of the warrants. The Company calculated the expense by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, a contractual life of 10 years and volatility of 166%. The warrants were valued at $2.06 each using the Black-Scholes option pricing model.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document Description
2.1
Agreement and Plan of Merger dated as of May 11, 2006, by and between Advance Nanotech Inc., a Colorado Corporation and Advance Nanotech Inc., a Delaware Corporation. (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 20, 2006).

3.1
The Company’s Articles of Incorporation and Certificate of Incorporation of the Registrant under the laws of the State of Delaware. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2006).

3.2	The Company’s Bylaws as a new Delaware Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 20, 2006).
4.1
Registration Rights Agreement (incorporated by reference from the Company’s Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Registration Rights Agreements for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

4.2
Form of Investor Warrant (incorporated by reference from the Company’s Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Investor Warrant for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

4.3
Form of Placement Agent Warrant (incorporated by reference from the Company’s Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Placement Agent Warrant for all private placements of the Company described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor.)

10.1
$20,000,000 Senior Secured Credit Facility Letter Agreement dated May 3, 2004 by and between Jano Holdings Limited and Advance Nanotech Limited including the related Senior Secured Grid Note dated May 3, 2004 issued by Advance Nanotech Limited in favor of Jano Holdings Limited (incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed by the Company on May 15, 2006)

10.2	Security Agreement dated May 3, 2004 by Advance Nanotech Limited in favor of Jano Holdings Limited (incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed by the Company on May 15, 2006)
10.3
Warrant to Purchase 6,666,666 Shares of Ordinary Shares of Advance Nanotech Limited dated as of May 27, 2004 issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.3 to the Form 10-QSB filed by the Company on May 15, 2006)

10.4
Amended Warrant dated September 1, 2004 to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed by the Company on May 15, 2006)

10.5
Second Amended Warrant dated October 25, 2004, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Colorado corporation, issued to Jano Holdings Limited (incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed by the Company on May 15, 2006)

10.6	Loan Agreement dated March 31, 2006 by and between the Company and Merrill Lynch (incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed by the Company on May 15, 2006)
10.7*	Form of 2005 Equity Incentive Plan and related agreements (Incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on December 29, 2005).
10.8*	Form of Amended 2005 Equity Incentive Plan and related agreements dated March 23, 2006 (incorporated by reference from Exhibit 10.6 to the Form 10-QSB filed by the Company on May 15, 2006)

10.9*	Copy of the Company’s Non-employee Director Compensation Policy (incorporated by reference from Exhibit 10.12 to the Form 10-KSB filed by the Company on March 31, 2006)
10.10*
Director Compensation and Confidential Information Agreement by and between the Company and Mr. Joseph L. Parkinson dated April 5, 2006 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Company on April 7, 2006) (terminated on May 10, 2006)

10.11*	Employment Agreement dated May 2, 2005 by and between the Company and Magnus Gittins (incorporated by reference from Exhibit 10.11 to the Form 10-QSB filed by the Company on May 15, 2006)
10.12*	Employment Agreement dated February 28, 2005 by and between the Company and Thomas Finn (incorporated by reference from Exhibit 10.12 to the Form 10-QSB filed by the Company on May 15, 2006)
10.13*	Employment Agreement dated July 18, 2005 by and between the Company and Peter Gammel (incorporated by reference from Exhibit 10.13 to the Form 10-QSB filed by the Company on May 15, 2006)
10.14*	Employment Agreement dated July 20, 2005 by and between the Company and Michael Helmus (incorporated by reference from Exhibit 10.14 to the Form 10-QSB filed by the Company on May 15, 2006)
10.15*	Employment Agreement dated January 3, 2006 by and between the Company and Lowell Dashefsky (incorporated by reference from Exhibit 10.15 to the Form 10-QSB filed by the Company on May 15, 2006)
10.16*	Employment Agreement dated August 11, 2006 by and between the Company and Antonio Goncalves, Jr. (filed herewith)
10.17*	Director Compensation and Confidential Information Agreement by and between the Company and Dr. Peter Gammel dated August 11, 2006 (filed herewith)
10.18*	Consulting Agreement dated August 11, 2006 by and between the Company and Dr. Peter Gammel (filed herewith)
10.19	Facility Agreement between the Company and Owlstone Nanotech, Inc. dated July 24, 2006 (filed herewith)
10.20	Jano Holdings Limited waiver letter dated May 9, 2006 (filed herewith)
10.21	Jano Holdings Limited waiver letter dated July 26, 2006 (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)
32.1	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer (filed herewith)

* Indicates compensation plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 11, 2006

ADVANCE NANOTECH, INC.

BY: /s/ Magnus R.E. Gittins
Magnus R.E. Gittins
Chief Executive Officer