Form 10QSB/A
period 2006-03-31
Advance Nanotech, Inc.
filed 2006-11-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

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

600 Lexington Avenue, 29 th Floor
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

EXPLANATORY STATEMENT

The Company is restating its financial statements for the three months ended March 31, 2006 to correct an accounting entry.

This Amendment No. 1 to Advance Nanotech Inc.’s (the “Company”) Quarterly Report on Form 10-QSB for the three month period ended March 31, 2006 (the “Original Filing”) is being filed to restate the Company’s Consolidated Financial Statements, as described in Note A to the Consolidated Financial Statements, to remove the gain on the fair value of outstanding warrants of $4,194,962. This restatement is a result of the Company mistakenly re-valuing the warrants as of March 31, 2006. The Company had been re-valuing the warrants on a quarterly reporting basis since March 31, 2005 in accordance with its liability classification as defined in EITF 00-19. On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and as amended on October 28, 2005, was effective. On that date, the Company had a fixed settlement regarding the "Non-Registration Event" penalty by knowing the fixed settlement in shares of common stock in accordance with the penalty provisions. As a result of this fixed settlement, the Company reclassified the warrants as permanent equity and re-valued the warrants at its next balance sheet date, December 31, 2005 as further defined in EITF 00-19. It should have reclassified and performed a final valuation of the warrants on December 31, 2005. Once this reclassification and valuation was made, no further re-valuation was required under the EITF and thus, no gain or loss on the fair value of outstanding warrants should have been included in the Company’s consolidated statements of operations for the three months ended March 31, 2006.

In addition to the restatement of previously issued Consolidated Financial Statements, the Results of Operations and sections of Management’s Discussion and Analysis in this Form 10-QSB/A (Amendment No. 1) have also been restated to reflect the reversal of the valuation of the warrants.

Except for the foregoing amended information, this Form 10-QSB/A (Amendment No. 1) continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred at a later date. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing (other than the restatement), and such forward looking statements should be read in their historical context. Accordingly, this Amendment No. 1 on Form 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-QSB/A (Amendment No. 1) as Exhibit 32.1.

TABLE OF CONTENTS

		Page (s)
PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENT

	Consolidated Balance Sheets (restated) as of March 31, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Operations (restated) for the three months ended March 31, 2006 and 2005 and from inception (August 17, 2004) through March 31, 2006 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity (restated) for the period from inception (August 17, 2004) to March 31, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows (restated) for the three months ended March 31, 2006 and 2005 andfrom inception (August 17, 2004) through March 31, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (restated) (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	CONTROLS AND PROCEDURES	31

PART II -	OTHER INFORMATION	31

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5.	OTHER INFORMATION	32

ITEM 6.	EXHIBITS	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2006 (restated)	December 31, 2005
Current assets
Cash and cash equivalents	$5,772,581	$7,911,078
Restricted cash	77,148	76,744
Prepaid licensing fees	299,391	489,988
Prepaid expenses and other current assets	174,658	14,992
VAT tax refund receivable	158,283	758,170
Loans receivable	130,000	177,421
Total current assets	6,612,061	9,428,393

Property plant and equipment, net	288,179	275,493
Patents	209,445	178,855
Investment	183,632	183,632

	$7,293,317	$10,066,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,723,254	$1,696,695
Accrued expenses	219,866	254,309
Deferred equity compensation	299,126	538,554
Capital lease obligation	21,006	20,572
Loan Payable	27,998	—
Total Current Liabilities	2,291,250	2,510,130

Other liabilities
Capital lease obligation - long term	52,310	57,727
Total liabilities	2,343,560	2,567,857

Stockholders' equity
Common stock; $0.001 par value; shares authorized 100,000,000; shares issued and outstanding 33,631,987, and 33,552,893 in 2006 and 2005, respectively	33,633	33,554
Additional paid in capital	6,073,411	5,549,389
Warrant valuation	12,066,467	12,066,467
Accumulated other comprehensive income (loss)	(36,614)	(197,854)
Deficit accumulated during development stage	(13,187,140)	(9,953,040)

Total stockholders' equity	4,949,757	7,498,516

	$7,293,317	$10,066,373

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

			From Inception
	Three Months	Three Months	(August 17, 2004)
	ended	ended	to
	March 31, 2006	March 31, 2005	March 31, 2006
	(restated)		(restated)
Costs and expenses
Research and development	$1,470,135	$2,934,606	$9,103,789
General and administrative	1,828,496	1,281,687	14,113,297

Loss from operations	(3,298,631)	(4,216,293)	(23,217,086)

Other income/(expense)
Interest income	64,531	19,453	288,672
Fair value of warrants gain / (loss)	-	(3,077,467)	12,066,467
Accrued late registration costs	-	-	(2,325,193)

Net loss	$(3,234,100)	$(7,274,307)	$(13,187,140)

Foreign currency translation adjustment	161,240	(9,213)	(36,614)

Comprehensive loss	$(3,072,860)	$(7,283,520)	$(13,223,754)

Net loss per share- basic and diluted	$(0.09)	$(0.27)	$(0.54)

Comprehensive loss per share- basic and diluted	$(0.09)	$(0.27)	$(0.54)

Weighted average shares outstanding- basic and diluted	33,656,743	26,998,353	24,404,928

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM INCEPTION (AUGUST 17, 2004) TO MARCH 31, 2006
(Unaudited)
(restated)

						Deficit	Accumulated
			Additional			Accumulated	Other	Total
	Common Stock		Paid in	Warrant	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Valuation	Development	Income/Loss	Equity
Initial capitalization	200,000	200	(200)					0
Acquisition shares, net of financing costs	19,352,778	19,353	(444,353)					(425,000)
Shares issued at $1/share	1,500,000	1,500	1,498,500					1,500,000
Shares issued for cash	112,500	112	224,888					225,000
Net loss to Dec 31, 2004						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828

Balance as of Dec 31, 2004	21,165,278	21,165	1,278,835			(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing cost	11,666,123	11,667	20,569,193					20,580,860
Shares issued as late registration penalty	384,943	386	2,324,807					2,325,193
Shares issued from cashless warrant conversions	71,549	71	(71)					0
Shares issued to consultants for services	265,000	265	2,182,235					2,182,500
Common stock warrants			(10,140,471)	5,889,326	10,140,471			0
Placement agent warrants			(1,925,996)	913,317	1,925,996			0
Fair value of warrant			(8,739,143)					(8,739,143)
Net loss to Dec 31, 2005						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)

Balance as of Dec 31, 2005	33,552,893	33,554	5,549,389	6,802,643	12,066,467	(9,953,040)	(197,854)	7,498,516

Shares issued to consultants for services	10,000	10	18,490					18,500
Shares issued to employees	69,094	69	207,141					207,210
Stock options issued			186,118					186,118
Warrants issued for services			112,273					112,273
Net loss to March 31, 2006						(3,234,100)		(3,234,100)
Foreign currency translation							161,240	161,240

Balance as of Mar 31, 2006	33,631,987	33,633	6,073,411	6,802,643	12,066,467	(13,187,140)	(36,614)	4,949,757

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months	Three Months	From Inception
	ended	ended	(August 17, 2004)
	March 31, 2006	March 31, 2005	To March 31, 2006
Cash flows from operating activities	(restated)		(restated)
Net loss	$(3,234,100)	$(7,274,307)	$(13,187,140)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	21,739	12,437	83,545
Fair value of warrant	-	3,077,467	(8,739,143)
Common stock issued for services	18,500	—	2,201,000
Common stock issued to employees	207,210	—	207,210
Stock options issued	186,118	—	186,118
Warrants issued for services	112,273	—	112,273
Accrued registration costs	—	—	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in prepaid licensing fees	34,015	71,769	(455,974)
Increase (decrease) in prepayments and other	(3,084)	(1,410,115)	(18,075)
Increase (decrease) in VAT receivable	599,887	—	(158,283)
Increase (decrease) in loan receivable	47,421	(356,187)	(130,000)
Increase (decrease) in accounts payable	26,559	538,604	1,723,254
Increase (decrease) in accrued expenses	(34,443)	(1,753)	219,866
Increase (decrease) in deferred equity compensation	(239,428)	—	299,126
Increase (decrease) in loan payable	27,998	—	27,998
Net cash used in operating activities	(2,229,335)	(5,342,085)	(15,303,032)

Cash flows from investing activities
Purchase of property plant and equipment	(34,425)	(158,932)	(371,724)
Development of patent technology	(30,590)	—	(209,445)
Investment in subsidiary	—	—	(183,632)
Net cash used in investing activities	(65,015)	(158,932)	(764,801)

Cash flows from financing activities
Capital lease obligations, net	(4,983)	—	73,316
Proceeds from related party credit facility	—	—	4,332,379
Payments on related party credit facility	—	(1,653,395)	(2,832,379)
Proceeds from issuance of common stock	—	20,580,610	20,805,860
Financing fees on merger shares issued	—	—	(425,000)
Advances from related party	—	—	110,597
Repayments to related party	—	(3,080)	(110,597)
Net cash from financing activities	(4,983)	18,924,135	21,954,176

Effect of exchange rates on cash and equivalents	161,240	(9,213)	(36,614)

Net increase in cash and equivalents	(2,138,093)	13,413,905	5,849,729

Cash and equivalents
Beginning of period	7,997,822	1,009,430	—
End of period	$5,849,729	$14,423,335	$5,849,729

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,665	—	$21,435
Conversion of amounts due on related party credit facility to common stock	—	—	$1,500,000
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

NOTE A - Restatement

The Company has determined to restate its financial statements for the three months ended March 31, 2006 to correct an accounting error.

The restatement is a result of the Company mistakenly re-valuing the placement agent and investor warrants as of March 31, 2006, and recognizing a gain of $4,194,962. On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005, was effective. The Company has been re-valuing the warrants on a quarterly reporting basis since March 31, 2005 in accordance with EITF 00-19. On November 3, 2005, the Company had a fixed settlement regarding the "Non-Registration Event" penalty by knowing the fixed settlement in shares of common stock in accordance with the penalty provisions. As a result of this fixed settlement, the Company re-classified the warrants as permanent equity as defined in accordance with EITF 00-19.

To rectify this error, the Company’s consolidated statement of operations for the quarter ended March 31, 2006 was restated to reduce the warrant valuation gain by $4,194,962 to $0, decrease net income of $960,862 by $(4,194,962) for a net loss of $(3,234,100), resulting in a decrease to basic and diluted net income per common share of $0.12 to basic and diluted net loss per common share of $(0.09). In addition, the Company’s consolidated balance sheet equity section as of March 31, 2006 was restated to reduce the warrant valuation by $4,194,962 to $12,066,467 and increase the accumulated deficit by $4,194,962 to $13,187,140. The Company’s consolidated statement of cash flows was also adjusted to reflect the non-cash adjustment.

The restatement also affects amounts disclosed in Note E to the accompanying Consolidated Financial Statements.

All amounts referenced in this Amended Quarterly Report reflect the relevant amounts on a restated basis. The previously issued financial statements for the quarter ended March 31, 2006 should no longer be relied upon.

NOTE B - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement req uires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) a mortization method, or (b) fair value measurement method . At its initial adoption, the statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of FAS 156 to have a material impact on our financial condition or results of operations.

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

NOTE C - INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal fees, registration and consulting fees, design costs, and other direct costs needed to secure the asset. These costs incurred to obtain intangible assets may be capitalizable because such fees establish the legal rights of the owner. As of March 31, 2006 and December 31, 2005 the Company has capitalized internally developed patents of $209,445 and $178,855, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until the patent is issued and simultaneously placed in use. The intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over their estimated useful lives from the date the asset is issued and simultaneously placed in service. The asset will be amortized over the shorter of the estimated useful life or remaining legal life.

Intangible assets we acquire from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company expenses any administrative costs related to the legal work on these patents.

NOTE D - REVOLVING CREDIT FACILITIES

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

NOTE E - STOCKHOLDERS’ EQUITY

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

The warrants have remained classified in equity as the Company has settled the "Non-Registration Event" penalty by settlement in shares of common stock in accordance with the penalty provisions. For the period ending March 31, 2006, the Company has reassessed the classification of the warrant contracts as required by EIFT 00-19 and determined that under no circumstance or future event will the warrants be subject to a re-classification back to the liabilities section of the balance sheet. The Company has determined that the registration statement has been effective and on file with the SEC and is satisfied that no other obligations will arise from these contracts. As a result of this re-assessment, the Company will account for the warrants as permanent equity as defined in accordance with EITF 00-19. The Company last re-valued the warrants for the period ended December 31, 2005, in accordance with EITF 00-19.

The fair value of the Investor Warrants was estimated at $10,140,471 for the period ending December 31, 2005 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.34%, the contractual life of 3 years; volatility of 166% and a $3.00 exercise price. (See table summary below at number four (4) for information about warrants)

The fair value of the Agent Warrants was estimated at $1,925,996 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, the contractual life of 5 years and volatility of 166% and a $2.00 exercise price. (See table summary below at number four (4) for information about warrants)

At March 31, 2005, the difference between the fair value of the warrants (Investor and Agent warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The warrant valuation was then re-measured at December 31, 2005 and estimated to be $12,066,467 coinciding with the decrease in the market value of the Company's common stock. The change in fair value of the warrants of $8,739,143 from March 31, 2005 to December 31, 2005 was recorded as non-operating income in the Company's respective statement of operations. The offset in the fair value of the warrants is recorded in additional paid in capital. (See table summary below at number four (4) for information about warrants)

4. Warrants

The following table summarizes information about warrants:
Weighted Average

	Warrants Summary		Exercise Price
August 2004 (Inception)	—

Granted	6,666,666 (a	)	2.00
Exercised	—		—
Cancelled or Forfeited	—		—

December 31, 2004	6,666,666		2.00

Granted	6,874,190		2.86
Exercised	(71,549)		2.00
Cancelled or Forfeited	—		—

December 31, 2005	13,469,307		2.45

Granted	55,532 (b	)	2.05
Exercised	—		—
Cancelled or Forfeited	—		—

March 31, 2006	13,524,839		2.46

(a)
The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. The warrant was subsequently amended and replaced by a warrant to purchase the same number of shares of Company common stock at an exercise price equal to $2.00 which was the price of stock offered in the first equity fund raising by the Company. The warrants expire 5 years from the date of issue. The warrants were issued in connection with obtaining the $20 million credit facility discussed in Note D.

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

NOTE F — STOCK OPTIONS

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

NOTE G - COMMITMENTS AND CONTINGENCIES

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

The Company currently leases office facilities from a stockholder in London, at the Savannah House, 5 th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (£2,500). The lease expires on June 30, 2006.

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

On March 10, 2006, the Company signed a one year lease for an office located in the Emirate of Dubai, United Arab Emirates. The office address will be Union House, 5 th Floor, Port Saeed Road, PO Box 43659, Dubai, UAE. This establishes a business office in Dubai which will give the Company a local presence in the Middle East.

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

NOTE H - INVESTMENT IN SUBSIDIARY

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

The Company does not currently exercise significant influence over the entity and accounts for the investment in accordance with the cost method. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “ Accounting for Certain Investments in Debt and Equity Securities. ” The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending March 31, 2006.

NOTE I - RELATED PARTY TRANSACTIONS

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

NOTE J - SUBSEQUENT EVENTS

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

	MARCH 31,
Project	2006	2005	Change from prior year
Owlstone Nanotech, Inc. (1)	$287,229	$413,054	$(125,825)
NanoFED Limited (2)	233,667	236,415	(2,748)
Bio-Nano Sensium Technologies Limited (3)	0	540,560	(540,560)
Cambridge Nanotechnology Limited (4)	226,432	1,079,435	(853,003)
Nano Solutions Limited (5)	492,891	665,142	(172,251)
Centre for Advanced Photonics & Electronics (6)	229,916	0	229,916
TOTAL	$1,470,135	$2,934,606	$1,464,471

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

Nano Photonics is using sparse arrays CNTs to develop novel applications in LCDs. CNTs offer a large variety of potential research areas when combined with liquid crystal (LC) materials. Their ability to appear as large structures (with respect to the size of the LC molecules) within an LC device means that there is a strong interaction between the nanotubes and the LC material. CNT arrays or 'grass' can also be used as a very strong alignment layer for LC materials with the potential for user defined LC pre-tilt. Such strong surface interactions mean that LC materials can be configured into photonic structures with features both above and below the wavelength of the light . Through Nano Photonics, we aim to capitalize on the benefits of CNTs to greatly improve the manufacturing costs and the viewing experience of LCDs. Scientists at Nano Photonics are also exploring the ability of CNT arrays to demonstrate direct imaging of optical phase. Combining imaging of optical phase with current imagers could enable future lens free and holographic cameras.

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

None .

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2006, the Board approved the grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, immediate 100% vesting on the date of grant and a strike price of $2.03. The Company has recorded a non-cash expense for the three months ended March 31, 2006 of $186,118 based on the grant-date fair value of the award. The Company uses the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, the contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

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

None .

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

Dated: November 14, 2006

ADVANCE NANOTECH, INC.

By:	/s/ Magnus R.E. Gittins
Magnus R.E. Gittins Chief Executive Officer

By:	/s/ Thomas P. Finn
Thomas P. Finn Chief Financial Officer