Form 10QSB/A
period 2006-06-30
Advance Nanotech, Inc.
filed 2006-11-14
CIK 354699

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

EXPLANATORY STATEMENT

The Company is restating its financial statements for the three and six months ended June 30, 2006 to correct an accounting entry.

This Amendment No. 1 to Advance Nanotech Inc.’s (the “Company”) Quarterly Report on Form 10-QSB for the six months ended June 30, 2006 (the “Original Filing”) is being filed to restate the Company’s Consolidated Financial Statements, as described in Note A to the Consolidated Financial Statements, to remove the gain on the fair value of outstanding warrants of $4,194,962. This restatement is a result of the Company mistakenly re-valuing the warrants as of March 31, 2006. The Company had been re-valuing the warrants on a quarterly reporting basis since March 31, 2005 in accordance with its liability classification as defined in EITF 00-19. On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and as amended on October 28, 2005, was effective. On that date, the Company had a fixed settlement regarding the "Non-Registration Event" penalty by knowing the fixed settlement in shares of common stock in accordance with the penalty provisions. As a result of this fixed settlement, the Company reclassified the warrants as permanent equity and re-valued the warrants at its next balance sheet date, December 31, 2005 as further defined in EITF 00-19. It should have reclassified and performed a final valuation of the warrants on December 31, 2005. Once this reclassification and valuation was made, no further re-valuation was required under the EITF and thus, no gain or loss on the fair value of outstanding warrants should have been included in the Company’s consolidated statements of operations for the six months ended June 30, 2006.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	June 30, 2006	December 31, 2005
Current assets	(restated)
Cash and cash equivalents	$3,080,146	$7,911,078
Restricted cash	77,597	76,744
Prepaid licensing fees	291,365	489,988
Prepaid expenses and other current assets	90,845	14,992
Inventory	7,239	-
VAT tax refund receivable	250,497	758,170
Loans receivable	130,000	177,421
Total current assets	3,927,689	9,428,393

Property plant and equipment, net	308,384	275,493
Patents	420,532	178,855
Investment	183,632	183,632

Total assets	$4,840,237	$10,066,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,493,943	$1,696,695
Accrued expenses	275,373	254,309
Deferred equity compensation	419,490	538,554
Capital lease obligation, current portion	21,450	20,572
Loan payable	44,191	-
Total Current Liabilities	3,254,447	2,510,130

Other liabilities
Capital lease obligation - net of current portion	46,779	57,727
Total liabilities	3,301,226	2,567,857

Stockholders’ equity
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2006 and 2005, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 33,742,403 and 33,552,893 shares issued and outstanding in 2006 and 2005, respectively	33,743	33,554
Additional paid in capital	6,758,393	5,549,389
Warrant valuation	12,066,467	12,066,467
Accumulated other comprehensive income (loss)	(30,855)	(197,854)
Deficit accumulated during development stage	(17,288,737)	(9,953,040)
Total stockholders’ equity	1,539,011	7,498,516

	$4,840,237	$10,066,373

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months ended June 30, 2006	Three Months ended June 30, 2005	Six Months ended June 30, 2006	Six Months ended June 30, 2005	From Inception (Aug. 17, 2004) to June 30, 2006
	(restated)		(restated)		(restated)
Costs and expenses
Research and development	$(1,706,911)	$(1,718,098)	$(3,177,046)	$(4,652,705)	$(10,810,700)
General and administrative	(2,445,465)	(1,703,851)	(4,273,961)	(2,985,538)	(16,558,762)

Loss from operations	(4,152,376)	(3,421,949)	(7,451,007)	(7,638,243)	(27,369,462)

Other income/ (expense)
Accrued late registration cost	-	(892,868)	-	(892,868)	(2,325,193)
Fair value of warrants (gain) / loss	-	6,410,807	-	3,333,340	12,066,467
Interest Income	50,779	68,919	115,310	88,373	339,451

Net income/ (loss)	$(4,101,597)	$2,164,908	$(7,335,697)	$(5,109,398)	$(17,288,737)

Foreign currency translation adjustment	5,759	(145,805)	166,999	(155,018)	(30,855)

Comprehensive income/ (loss)	$(4,095,838)	$2,019,102	$(7,168,698)	$(5,264,417)	$(17,319,592)

Net income / (loss) per share- basic	$(.12)	$0.07	$(0.22)	$(0.17)	$(0.58)
Net income / (loss) per share- diluted	$(.12)	$0.05	$(0.22)	$(0.17)	$(0..58)

Comprehensive income/(loss) per share- basic	$(.12)	$0.06	$(0.21)	$(0.17)	$(0.58)
Comprehensive income/(loss) per share- diluted	$(.12)	$0.05	$(0.21)	$(0.17)	$(0.58)

Weighted average shares outstanding- basic	33,798,987	33,047,527	33,728,258	30,087,694	29,763,364
Weighted average shares outstanding- diluted	33,798,987	44,296,986	33,728,258	30,087,694	29,763,364

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM INCEPTION (AUGUST 17, 2004) TO JUNE 30, 2006
(Unaudited)
(restated)

						Deficit	Accumulated
			Additional			Accumulated	Other	Total
	Common Stock		Paid in	Warrant	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Valuation	Development	Income/Loss	Equity
Initial capitalization	200,000	200	(200)					0
Acquisition shares, net of financing costs	19,352,778	19,353	(444,353)					(425,000)
Shares issued at $1/share	1,500,000	1,500	1,498,500					1,500,000
Shares issued for cash	112,500	112	224,888					225,000
Net loss to Dec 31, 2004						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828

Balance as of Dec 31, 2004	21,165,278	21,165	1,278,835			(1,585,858)	19,828	(266,030)
								20,580,860
Shares issued in connection with private placement, net of financing cost	11,666,123	11,667	20,569,193					20,580,860
Shares issued as late registration penalty	384,943	386	2,324,807					2,325,193
Shares issued from cashless warrant conversions	71,549	71	(71)					0
Shares issued to consultants for services	265,000	265	2,182,235					2,182,500
Common stock warrants			(10,140,471)	5,889,326	10,140,471			0
Placement agent warrants			(1,925,996)	913,317	1,925,996			0
Fair value of warrant			(8,739,143)					(8,739,143)
Net loss to Dec 31, 2005						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)

Balance as of Dec 31, 2005	33,552,893	33,554	5,549,389	6,802,643	12,066,467	(9,953,040)	(197,854)	7,498,516

Shares issued to consultants for services	10,000	10	18,490					18,500
Shares issued to employees	69,094	69	207,141					207,210
Stock options issued			186,118					186,118
Warrants issued for services			112,273					112,273
Net loss to March 31, 2006						(3,234,100)		(3,234,100)
Foreign currency translation							161,240	161,240

Balance as of Mar 31, 2006	33,631,987	33,633	6,073,411	6,802,643	12,066,467	(13,187,140)	(36,614)	4,949,757

Shares issued to consultants for services	15,000	15	26,385					26,400
Shares issued to employees	95,416	95	259,202					259,297
Stock options issued			399,395					399,395
Net loss to June 30, 2006						(4,101,597)		(4,101,597)
Foreign currency translation							5,759	5,759

Balance as of June 30, 2006	33,742,403	33,743	6,758,393	6,802,643	12,066,467	17,288,737	(30,855)	1,539,011

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six Months	Six Months	(August 17, 2004)
	ended	ended	To
	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities	(restated)		(restated)
Net loss	$(7,335,697)	$(5,109,398)	$(17,288,737)
Adjustments to reconcile net loss to cash flows
used in operating activities
Depreciation	42,428	27,903	104,237
Fair value of warrant liability	-	(3,333,340)	(8,739,143)
Common stock issued for services	44,900	2,100,000	2,227,375
Common stock issued to employees	466,507	-	466,507
Stock options issued to employees	585,513	-	585,513
Warrants issued for services	112,273	-	112,273
Accrued late registration costs	-	892,868	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(853)	-	(77,597)
Decrease (increase) in prepaid licensing fees	198,623	749,515	(291,365)
Decrease (increase) in prepayments and other	(75,853)	(1,745,914)	(90,845)
Decrease (increase) in inventory	(7,239)	-	(7,239)
Decrease (increase) in VAT receivable	507,673	-	(250,497)
Decrease (increase) in loan receivable	47,421	(120,074)	(130,000)
Increase (decrease) in accounts payable	797,248	680,485	2,493,894
Increase (decrease) in accrued expenses	21,064	(316,583)	275,373
Increase (decrease) in deferred equity compensation	(119,064)	-	419,490
Net cash used in operating activities	(4,715,056)	(6,174,538)	(17,865,568)

Cash flows from investing activities
Purchase of property plant and equipment	(75,318)	(206,243)	(412,547)
Development of patent technology	(241,677)	-	(420,532)
Investment	-	-	(183,632)
Net cash used in investing activities	(316,995)	(206,243)	(1,016,711)

Cash flows from financing activities
Capital lease obligations, net	(10,071)	-	68,229
Proceeds from credit facility	-	(1,653,395)	4,332,379
Repayments on credit facility	-	(10,596)	(2,832,379)
Proceeds from issuance of common stock	-	20,580,610	20,805,860
Financing fees on merger shares issued	-	-	(425,000)
Proceeds on loan payable	44,191	-	44,191
Advances from related party	-	-	110,597
Repayments to related party	-	-	(110,597)
Net cash from financing activities	34,120	18,916,619	21,993,280

Effect of exchange rates on cash and equivalents	166,999	(155,018)	(30,855)

Net increase (decrease) in cash and equivalents	4,830,932	12,380,820	3,080,146

Cash and equivalents
Beginning of period	7,911,078	1,009,430	-
End of period	$3,080,146	$13,390,250	$3,080,146

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,081	-	$21,850
Conversion of amounts due on related party credit facility to common stock	-	-	$1,500,000

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

NOTE A - Restatement

The Company has determined to restate its financial statements for the three and six months ended June 30, 2006 to correct an accounting error.

The restatement is a result of the Company mistakenly re-valuing the placement agent and investor warrants as of March 31, 2006, and recognizing a gain of $4,194,962, in the first quarter of fiscal year 2006. On November 3, 2005, the Company was verbally informed by the Securities and Exchange Commission that the SB-2 Registration Statement filed on June 2, 2005, and amended on October 28, 2005, was effective. The Company has been re-valuing the warrants on a quarterly reporting basis since March 31, 2005 in accordance with EITF 00-19. On November 3, 2005, the Company had a fixed settlement regarding the "Non-Registration Event" penalty by knowing the fixed settlement in shares of common stock in accordance with the penalty provisions. As a result of this fixed settlement, the Company reclassified the warrants as permanent equity as defined in accordance with EITF 00-19.

To rectify this error, the Company’s consolidated statement of operations for the six months ended June 30, 2006 was restated to reduce the warrant valuation gain by $4,194,962 to $0. The transaction decreases net income/(loss) for the six months ended by $4,194,962 for a net loss of $(7,335,697), resulting in a decrease to basic and diluted net income (loss) per common share by $(0.31) from $0.09 to a basic and diluted net income per common share of $(0.22). In addition, the Company’s consolidated balance sheet equity section as of June 30, 2006 was restated to reduce the warrant valuation by $4,194,962 to $12,066,467 and increase the accumulated deficit by $4,194,962 to $17,288,737. The Company’s consolidated statement of cash flows was also adjusted to reflect the non-cash adjustment.

The restatement also affects amounts disclosed in Note E to the accompanying Consolidated Financial Statements.

All amounts referenced in this Amended Quarterly Report reflect the relevant amounts on a restated basis. The previously issued financial statements for the six months ended June 30, 2006 should no longer be relied upon.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, or (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. This Statement requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The Statement permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) amortization method, or (b) fair value measurement method . At its initial adoption, the statement permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect the adoption of FAS 156 to have a material impact on our financial condition or results of operations.

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

NOTE C - INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of June 30, 2006 and December 31, 2005 the Company has capitalized internally developed patents of $420,532 and $178,855, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets,” (“SFAS 142”) using the straight-line method over the shorter of their estimated useful lives or remaining legal life.

Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company expenses any administrative costs related to the legal work on these patents.

NOTE D - REVOLVING CREDIT FACILITIES

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.5% of Advance Nanotech’s outstanding Common Stock. Jano wholly-owns JMSCL Limited, which holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.7% of the outstanding common stock as of June 30, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.2% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility at June 30, 2006 or December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more through an equity funding. Jano has provided the Company two waiver letters dated May 9, 2006 and July 26, 2006 that acknowledge and permit the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility (Jano waiver letters are attached as exhibits to this Form 10QSB).

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

NOTE E - STOCKHOLDERS’ EQUITY

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

2. Preferred Stock

On June 19, 2006, the new Delaware Charter of the Company created a class of “blank check” preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term “blank check” preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of June 30, 2006, there were no shares of preferred stock issued or outstanding.

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

The warrants have remained classified in equity as the Company has settled the "Non-Registration Event" penalty by settlement in shares of common stock in accordance with the penalty provisions. For the period ending, March 31, 2006, the Company has reassessed the classification of the warrant contracts as required by EIFT 00-19 and determined that under no circumstance or future event will the warrants be subject to a re-classification back to the liabilities section of the balance sheet. The Company has determined that the registration statement has been effective and on file with the SEC and is satisfied that no other obligations will arise from these contracts. As a result of this re-assessment, the Company will account for the warrants as permanent equity as defined in accordance with EITF 00-19. The Company last re-valued the warrants for the period ended December 31, 2005, in accordance with EITF 00-19.

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

5. Warrants

The following table summarizes information about warrants:

	Warrants Summary		Weighted Average Exercise Price
August 2004 (Inception)	-

Granted	6,666,666 (a	)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190		2.86
Exercised	(71,549)		2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	55,532 (b	)	2.05
Exercised	-		-
Cancelled or Forfeited	-		-

March 31, 2006	13,524,839		2.46

Granted	-		-
Exercised	-		-
Cancelled or Forfeited	-		-

June 30, 2006	13,524,839		2.46

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

NOTE F - STOCK OPTION PLANS

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

NOTE G - COMMITMENTS AND CONTINGENCIES

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

On March 10, 2006, the Company signed a one year lease for an office located in the Emirate of Dubai, United Arab Emirates. The office address is Union House, 5 th Floor, Port Saeed Road, PO Box 43659, Dubai, UAE. The Company pays monthly rent of approximately $165 (AED620). This establishes a business office in Dubai which will give the Company a local presence in the Middle East.

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

NOTE H - INVESTMENT

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

The Company does not exercise significant influence over the entity and carries the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “ Accounting for Certain Investments in Debt and Equity Securities ”, using the cost method. The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending June 30, 2006.

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

NOTE J - SUBSEQUENT EVENTS

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

None .

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

END OF FILING