Form 10QSB
period 2006-09-30
Advance Nanotech, Inc.
filed 2006-11-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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
33,958,631 as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page (s)

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENT

	Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 and from inception (August 17, 2004) through September 30, 2006 (unaudited)	2

	Consolidated Statements of Stockholders’ Deficit for the period from inception (August 17, 2004) to September 30, 2006 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 and from inception (August 17, 2004) through September 30, 2006 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	CONTROLS AND PROCEDURES	36

PART II--	OTHER INFORMATION	36

ITEM 1.	LEGAL PROCEEDINGS	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	36

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	37

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	37

ITEM 5.	OTHER INFORMATION	37

ITEM 6.	EXHIBITS	38

SIGNATURES		40

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2006	December 31, 2005
	(Unaudited)	(a)
Current assets
Cash and cash equivalents	$1,229,296	$7,911,078
Restricted cash	78,054	76,744
Prepaid licensing fees	233,954	489,988
Prepaid expenses and other current assets	51,216	14,992
Accounts Receivable	124,907	-
Grants Receivable	110,667	-
Inventory	32,760	-
VAT tax refund receivable	33,229	758,170
Loans receivable	130,000	177,421
Total current assets	2,024,083	9,428,393

Property plant and equipment, net	307,762	275,493
Patents	439,004	178,855
Investment	183,632	183,632

Total assets	$2,954,481	$10,066,373

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,069,476	$1,696,695
Accrued expenses	565,410	254,309
Deferred equity compensation	350,851	538,554
Deferred Revenue	179,237	-
Capital lease obligation, current portion	21,902	20,572
Loan payable	69,085	-
Total Current Liabilities	3,255,961	2,510,130

Other liabilities
Capital lease obligation, net of current portion	41,130	57,727
Total liabilities	3,297,091	2,567,857

Minority interest in subsidiary	894,426	-

Stockholders' equity/ (deficit)
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2006 and 2005, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 33,958,631 and 33,552,920 shares issued and outstanding in 2006 and 2005, respectively	33,959	33,554
Additional paid in capital	7,206,025	5,549,389
Warrant valuation	12,066,467	12,066,467
Accumulated other comprehensive income (loss)	(461,441)	(197,854)
Deficit accumulated during development stage	(20,082,046)	(9,953,040)
Total stockholders’ equity/ (deficit)	(1,237,036)	7,498,516

	$2,954,481	$10,066,373

The accompanying notes are an integral part of these financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From Inception
	Three Months	Three Months	Nine Months	Nine Months	(August 17, 2004)
	ended	ended	ended	ended	To
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Net sales	$30,459	$-	$30,459	$-	$30,459
Cost of sales	(23,303)	-	(23,303)	-	(23,303)
Gross margin	7,156	-	7,156	-	7,156

Research and development	(1,476,454)	(1,803,999)	(4,653,500)	(6,456,704)	(12,287,154)
Selling, general and administrative	(1,618,167)	(2,020,683)	(5,892,128)	(5,084,235)	(18,176,930)
Total operating expenses	(3,094,621)	(3,824,682)	(10,545,628)	(11,540,939)	(30,464,084)

Loss from operations	(3,087,465)	(3,824,682)	(10,538,472)	(11,540,939)	(30,456,928)

Other income/ (expense)
Interest income	33,283	63,111	148,592	151,483	372,734
Grant income	35,000	-	35,000	-	35,000
Accrued late registration cost	-	(1,043,631)	-	(1.936,499)	(2,325,193)
Fair value of warrants (gain) / loss	-	(5,217,618)	-	(1,884,278)	12,066,467

Net income/ (loss)	$(3,019,182)	$(10,022,820)	$(10,354,880)	$(15,210,233)	$(20,307,920)

Minority interest in net loss of subsidiary	225,874	-	225,874	-	225,874
Net income/ (loss)	$(2,793,308)	$(10,022,820)	$(10,129,006)	$(15,210,233)	$(20,082,046)

Foreign currency translation adjustment	(430,586)	(184,982)	(263,587)	(340,000)	(461,441)

Comprehensive income/ (loss)	$(3,223,894)	$(10,207,802)	$(10,392,593)	$(15,550,233)	$(20,543,487)

Net income / (loss) per share- basic and diluted	$(0.09)	$(0.30)	$(0.31)	$(0.51)	$(0.67)

Net income/(loss) per share after minority interest- basic and diluted	$(0.08)	$(0.30)	$(0.30)	$(0.51)	$(0.66)

Comprehensive income/(loss) per share- basic and diluted	$(0.10)	$(0.31)	$(0.31)	$(0.52)	$(0.68)

Weighted average shares outstanding- basic and diluted	33,737,674	33,047,527	33,625,275	30,087,694	30,227,323

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO SEPTEMBER 30, 2006
(Unaudited)

						Deficit	Accumulated
	Common			Additional		Accumulated	Other	Total
	Stock		Preferred	Paid In	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Valuation	Development	Income/Loss	Equity
Initial capitalization	200,000	200		(200)				0
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss to December 31, 2004						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	0	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing cost	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				0
Shares issued to consultants for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			0
Placement agent warrants				(1,925,996)	1,925,996			0
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss to December 31, 2005						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	0	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Shares issued to consultants for services	10,000	10		18,490				18,500
Shares issued to employees	69,094	69		207,141				207,210
Stock options issued				186,118				186,118
Warrants issued for services				112,273				112,273
Net loss to Mar 31, 2006						(3,234,100)		(3,234,100)
Foreign currency translation							161,240	161,240
Balance as of March 31, 2006	33,631,987	33,633	0	6,073,411	12,066,467	(13,187,140)	(36,614)	4,949,757

Shares issued to consultants for services	15,000	15		26,385				26,400
Shares issued to employees	95,416	95		259,202				259,297
Stock options issued				399,395				399,395
Net loss to June 30, 2006						(4,101,597)		(4,101,597)
Foreign currency translation							5,759	5,759
Balance as of June 30, 2006	33,742,403	33,743	0	6,758,393	12,066,467	(17,288,737)	(30,855)	1,539,011

Shares issued for services	70,000	70		44,030				44,100
Warrants issued for services				45,435				45,435
Shares issued to employees	146,228	146		169,653				169,799
Stock options issued				188,514				188,514
Net loss to September 30, 2006						(2,793,309)		(2,793,309)
Foreign currency translation							(430,586)	(430,586)
Balance as of September 30, 2006	33,958,631	$33,959	$0	$7,206,025	$12,066,467	$(20,082,046)	$(461,441)	$(1,237,036)

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From Inception
	Nine Months	Nine Months	(August 17, 2004)
	ended	ended	To
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities
Net loss	$(10,129,006)	$(15,210,232)	$(20,082,046)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	67,270	43,337	129,076
Fair value of warrant liability	-	1,884,278	(8,739,143)
Common stock issued for services	89,900	2,182,500	2,271,405
Common stock issued to employees	636,306	-	635,996
Stock options issued to employees	774,027	-	774,027
Warrants issued for services	157,708	-	157,708
Accrued late registration costs	-	1,936,499	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(1,310)	-	(78,054)
Decrease (increase) in prepaid licensing fees	256,034	755,745	(233,954)
Decrease (increase) in prepayments and other	(36,224)	(1,139,015)	(51,216)
Decrease (increase) in inventory	(32,760)	-	(32,760)
Decrease (increase) in accounts receivable	(124,907)	-	(124,907)
Decrease (increase) in grants receivable	(110,667)	-	(110,667)
Decrease (increase) in VAT receivable	724,941	-	(33,229)
Decrease (increase) in loan receivable	47,421	(244,418)	(130,000)
Increase (decrease) in accounts payable	372,781	844,101	2,069,476
Increase (decrease) in accrued expenses	311,101	(146,737)	565,410
Increase (decrease) in deferred revenue	179,237	-	179,237
Increase (decrease) in deferred equity compensation	(187,703)	-	350,851
Net cash used in operating activities	(7,006,751)	(9,093,942)	(20,157,597)

Cash flows from investing activities
Purchase of property plant and equipment	(99,539)	(263,237)	(436,433)
Development of patent technology	(260,149)	-	(439,004)
Investment	-	(183,632)	(183,632)
Minority investment in subsidiary	894,426		894,426
Net cash used in investing activities	534,738	(446,869)	(164,643)

Cash flows from financing activities
Capital lease obligations, net	(15,267)	-	63,032
Proceeds from credit facility	-	-	4,332,379
Repayments on credit facility	-	(1,653,396)	(2,832,379)
Proceeds from issuance of common stock	-	20,580,610	20,805,860
Financing fees on merger shares issued	-	-	(425,000)
Increase on loan payable	69,085	-	69,085
Advances from related party	-	-	110,597
Repayments to related party	-	(10,596)	(110,597)
Net cash from financing activities	53,818	18,916,618	22,012,977

Effect of exchange rates on cash and equivalents	(263,587)	(340,000)	(461,441)

Net increase (decrease) in cash and equivalents	$(6,681,782)	$9,035,807	$1,229,296

Cash and equivalents
Beginning of period	$7,911,078	$1,009,430	$-
End of period	$1,229,296	$10,045,237	$1,229,296

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,022	$-	$23,792
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Non-cash accrual for late registration cost	$	$1,936,499	$1,936,499

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2006
(Unaudited)

Unless otherwise noted, (1) the term "Advance Nanotech" refers to Advance Nanotech, Inc., a Delaware corporation, (2) the term "Advance Nanotech Holdings" refers to Advance Nanotech Holdings, Inc., a privately-held Delaware corporation, (3) the terms " the "Company," "we," "us," and "our," refer to the ongoing business operations of Advance Nanotech and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company, (4) “Advance Nanotech Limited” refers to Advance Nanotech Limited, a wholly owned subsidiary organized in the United Kingdom, (5) the terms "common stock" and "stockholder(s)" refer to Advance Nanotech's common stock and the holders of that stock, respectively, and (6) the term "warrant" refers to warrants to purchase Company common stock.

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

On June 19, 2006, Advance Nanotech, Inc., a Colorado corporation ("Advance Nanotech Colorado"), merged with and into its newly-formed, wholly owned subsidiary, Advance Nanotech, Inc., a Delaware corporation ("Advance Nanotech Delaware") in order to reincorporate in the State of Delaware (the "Reincorporation Merger"). The Reincorporation Merger was approved by Advance Nanotech Colorado's shareholders at its Annual Meeting held on May 11, 2006. As a result of the Reincorporation Merger, the legal domicile of Advance Nanotech, Inc. (the “Company”) is now Delaware.

Each outstanding Advance Nanotech Colorado common share ("Colorado Common Stock") was automatically converted into one Advance Nanotech Delaware common share ("Delaware Common Stock"). As a result of the Reincorporation Merger, each outstanding option, right or warrant to acquire shares of Colorado Common Stock converted into an option, right or warrant to acquire an equal number of shares of Delaware Common Stock, with no further action required by any party, under the same terms and conditions as the original option, right or warrant.

The directors and officers of Advance Nanotech Colorado in office immediately prior to the Reincorporation Merger continue to serve as the directors and officers of the Company. None of the Company's subsidiaries changed their respective state or jurisdiction of incorporation in connection with the Reincorporation Merger, although the Company’s previously existing Delaware subsidiary with the name Advance Nanotech, Inc. changed its name to “Advance Nanotech Holdings, Inc.”

As a result of the consummation of the Reincorporation Merger, the Certificate of Incorporation and the Bylaws of Advance Nanotech Delaware in effect immediately prior to the consummation of the Reincorporation Merger (the "Delaware Charter and Bylaws") became the Certificate of Incorporation and Bylaws of the surviving Delaware Corporation, Advance Nanotech Delaware. Delaware corporate law will generally be applicable in the determination of the rights of stockholders of the Company under State corporate laws.

Prior to the Reincorporation Merger, on October 1, 2005, a Colorado corporation then known as Artwork and Beyond, Inc. (“Artwork and Beyond”) acquired all of the issued and outstanding securities of Advance Nanotech Holdings, Inc. ("Advance Nanotech Holdings"), a Delaware corporation, pursuant to the terms and conditions set forth in a “Share Exchange Agreement” originally entered into on October 1, 2005 (the “Share Exchange”). As a result of this transaction (and certain capital transactions including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork and Beyond was changed, with the former stockholders of Advance Nanotech Holdings acquiring approximately 99% of Artwork and Beyond’s outstanding common stock. In addition, all of the officers and directors of Artwork and Beyond prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, and Artwork and Beyond’s corporate name was changed to “Advance Nanotech, Inc.”

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

As of September 30, 2006, Advance Nanotech owns all the issued and outstanding shares of Advance Display Technologies plc, Advance Homeland Security plc, and Advance Nanotech Limited ("ANL"), all UK companies. ANL in turn owns 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited, and all the outstanding shares of the following UK companies: Nano Devices Limited, Nano Solutions Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 56.1% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 11.45% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

Advance Nanotech identifies patented, patent-pending and proprietary technologies at leading universities and funds the additional development of such technologies in exchange for the exclusive rights to commercialize any resulting products. Advance Nanotech has interests in over 20 nanotechnologies. In August 2006, the company completed a strategic realignment of its portfolio to more aptly leverage the strengths of the portfolio to provide the greatest value to shareholders. The Company currently possesses a critical mass of technologies in two core areas of activity; Homeland Security and Displays.

Advance Nanotech's Homeland Security Division includes nanotechnologies providing solutions across two application areas: CBRNE Detection (Chemical, Biological, Radiation, Nuclear, and Explosive), and Wireless Monitoring for cognitive awareness, triage and first response therapy. According to Fredonia, the market opportunity for chemical sensing in the United States alone is worth $5.4 billion. Technologies within this division include the Owlstone Nanotech chemical sensor and wireless technologies for simultaneous event detection and low-power transmission. This division launched its first product earlier this year and has a customer base across the defense and industrial process control industries.

Advance Nanotech's Display Division include nanotechnologies providing nano-enabled materials and devices across three display applications areas: flat panel and projection displays, plastic electronics and flexible displays. According to iSuppli, the plasma, liquid crystal and flat panel television display market in 2005 was worth $37 billion with a Compound Annual Growth Rate (CAGR) of 46%. The combined portfolio of technologies will aim to serve current unmet technology needs while at the same time unlocking new display market opportunities in areas such as non-consumer large area projection displays, a $10 billion market in 2005 with a CAGR of 27 percent. Plastic electronics, including flexible display applications, has the potential to create a true disruption in the semiconductor industry as well as the consumer electronics market in the next five to ten years. According to IDTechEx, Advance Nanotech's technologies stand to address a very large market projected to be worth $30 billion in 2015 and $250 billion in 2025. Technologies within the display division include NanoFED, a field emission display technology.

Each nanotechnology interest is further categorized into one of the following three distinct development phases:

•	Near-to-Market: Technologies with market entrance expected within 18 months.

•	Emerging: Technologies with market entrance expected within 18 to 36 months.

•	Research: Early-stage, pre-proof of concept technologies with market entrance expected to be greater than 36 months.

After prototypes are proven within the lab and we develop a product roadmap and business plan, we form majority owned subsidiaries around the specific technology, in which we own a majority share. Through our strong network in Academia and Industry, we seek to return value to our shareholders by reducing the cost of commercializing nano-enabled products whilst providing an expedited path to market; connecting advanced, innovative technology with potential customers in order to rapidly build qualified business opportunities.

We have formal collaborations with internationally respected academic institutions, such as the University of Cambridge, the University of Bristol, and Imperial College, London, which provide the critical mass of expertise necessary to undertake pioneering nanotechnology research. Additionally, we are a strategic partner in the Centre for Advanced Photonics and Electronics (“CAPE”) at the University of Cambridge along with Dow Corning Corporation, Alps Electric Company, and Ericsson Marconi Corporation. Lastly, we made targeted minority investments in promising, near-to-market nanotechnologies, such as our investment in Singular ID Pte. Limited, based in the Republic of Singapore.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and its subsidiaries (the "Company"). Inter-company accounts and transactions have been eliminated in consolidation.

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

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at June 30, 2006 and December 31, 2005 were principally held by two banking institutions in the U.S. and one banking institution in the U.K. The September 30, 2006 cash balance in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”) insurance limit was $1,007,350.

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

	Estimated	September 30,	December 31,
Asset Description	Useful Life	2006	2005

Furniture and Fixtures	3-5 years	$46,745	$45,015
Office Equipment	3-5 years	50,880	48,534
Computers	3 years	85,849	47,888
Software	3 years	75,206	33,393
Plant and Machinery	5 years	181,746	159,943
		440,426	334,773

Less: accumulated depreciation		(132,664)	(59,280)

Net Property and equipment		$307,762	$275,493

The Company recorded depreciation for the nine month period ended September 30, 2006 of $67,270, and $43,337 for the nine month period ended September 30, 2005.

Maintenance and repairs are expensed as incurred and were $3,439 and $7,227 for the nine months ended September 30, 2006 and 2005, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs related to future products are expensed currently as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

Total expenditures on research and development charged to expense for the three months ended September 30, 2006 and 2005 were $1,476,454 and $1,803,999, respectively. Total expenditures on research and development charged to expense for the nine months ended September 30, 2006 and 2005 were $4,653,500 and $6,456,704, respectively. See the Results of Operations discussion in ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS for a cumulative analysis by project as of September 30, 2006.

FOREIGN CURRENCY TRANSLATION

The Company's primary functional currencies are the United States Dollar (USD) and the Great Britain Pound (GBP). Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income/loss in stockholders' equity.

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

NET LOSS PER COMMON SHARE

The Company computes income per share in accordance with Statement of Financial Standards No. 128, Earnings Per Share (“SFAS 128”) which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares, such as stock options and warrants, outstanding during the period. Diluted earnings per share are not computed for periods with a loss as such computations are deemed anti-dilutive.

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

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2005 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,312,393 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is no assurance the carry-forwards will be used. Potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of FAS 158 to have a material impact on our financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). This Statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. In those situations, the reporting entity need not undertake all possible efforts to obtain information about market participant assumptions. However, the reporting entity must not ignore information about market participant assumptions that is reasonably available without undue cost and effort. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS 157 to have a material impact on our financial condition or results of operations.

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

As of September 30, 2006, the Company has recognized revenue to date of $30,459.

Our subsidiary, Owlstone Nanotech, Inc., has shipped both Tourist Products and Vapor Generators as of September 30, 2006. The Owlstone Tourist is the first production model sensor offered by Owlstone, and reflects the company's rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology currently available. In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

Owlstone Nanotech, Inc. has obtained other purchase orders for its products. As of September 30, 2006, Owlstone had a total backlog of product sales of approximately $130,980.

Our customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2005 financial statements in order to conform to the current presentation.

NOTE B - INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of September 30, 2006 and December 31, 2005 the Company has capitalized internally developed patents of $439,004 and $178,855, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142,“Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life.

Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company expenses any administrative costs related to the legal work on these patents.

NOTE C - REVOLVING CREDIT FACILITIES

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement as of September 30, 2006. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.4% of Advance Nanotech’s outstanding Common Stock. Jano wholly-owns JMSCL Limited, which holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.7% of the outstanding common stock as of September 30, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.1% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility at September 30, 2006 or December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more through an equity funding. Jano has provided the Company two waiver letters dated May 9, 2006 and July 26, 2006 that acknowledge and permit the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility.

Jano’s warrants to purchase 6,666,666 shares of Common Stock have an exercise price equal to $2.00 per share. These warrants expire on May 27, 2009.

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of September 30, 2006, the Company had not used this facility. As of September 30, 2006, the Company maintained a cash balance of $295,686 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At September 30, 2006, the Company had $295,686 of credit available under this agreement.

NOTE D - STOCKHOLDERS’ EQUITY

1. Common Stock

On June 19, 2006, the new Delaware Charter created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At September 30, 2006, 33,958,631 shares of common stock were outstanding.

2005 Equity Incentive Plan

On December 30, 2005, 3,000,000 shares of common stock were reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech’s 2005 Equity Incentive Plan. The following bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan:
•	102,024 shares on January 5, 2006
•	140,923 shares on April 13, 2006
•	202,133 shares on July 31, 2006

On January 5, 2006, the Company issued 1,000,000 stock options to certain employees. The stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan. On August 17, 2006, the Company issued 70,000 shares of common stock to a consultant from our 2005 Equity Incentive Plan.

As of September 30, 2006, there were still 1,484,920 registered shares that have not been issued under the 2005 Equity Incentive Plan.

As of September 30, 2006, 13,469,308 shares were reserved for issuance upon exercise of outstanding investor and placement agent warrants.

2. Preferred Stock

On June 19, 2006, the new Delaware Charter of the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of September 30, 2006, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2006 Stockholders’ Equity Transactions

On September 30, 2006, the Company had recorded a non-cash expense for the three and nine months ended September 30, 2006 of $188,514 and $774,027, respectively, related to the implementation of FAS123(R), “Share Based Payments”. On January 5, 2006, the Board approved a grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and a strike price of $2.03. The Company used the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, a contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

As of September 30, 2006, the following bonus grants of common stock shares were issued to employees and approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan:
•	102,024 shares on January 5, 2006 (related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $449,000)
•	140,923 shares on April 13, 2006 (related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,000)
•	202,133 shares on July 31, 2006 (related to service in the second quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $169,799)

As of September 30, 2006, the Company has accrued for a bonus grant of $304,651 for shares to be issued to certain employees of the Company for their performance related to service in the third quarter of 2006 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards are not yet issued and are pending the Board of Director’s Compensation Committee approval.

On August 17, 2006, the Company issued 70,000 shares of common stock to a consultant from our 2005 Equity Incentive Plan. The Company recorded consulting expense of $44,100 at the time of the issuance of shares at the market closing price of $0.63 per share on August 17, 2006.

On June 24, 2006, the Company hired an investor relations agency for investor services. The agency was awarded both cash consideration and warrants to purchase up to 60,000 shares of common stock. The agency was issued four warrant agreements on July 24, 2006, and each warrant agreement entitled the holder to purchase up to 15,000 shares, with strike prices of $1.25, $1.50, $2.00 and $3.00. During the second quarter, the Company recorded and accrued for a non-cash expense of $45,400 related to the fair value of the warrants.

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

The warrants have remained classified in equity as the Company has settled the "Non-Registration Event" penalty by settlement in shares of common stock in accordance with the penalty provisions. As of the period ending, March 31, 2006, the Company has reassessed the classification of the warrant contracts as required by EIFT 00-19 and determined that under no circumstance or future event, the warrants will be subject to a re-classification back to the liabilities section of the balance sheet. The Company has determined that the registration statement has been effective and on file with the SEC and is satisfied that no other obligations will arise from these contracts. As a result of this re-assessment, the Company will account for the warrants as permanent equity as defined in accordance with EITF 00-19. The Company last re-valued the warrants for the period ended December 31, 2005, in accordance with EITF 00-19.

The fair value of the Investor Warrants was estimated at $10,140,471 for the period ending December 31, 2005 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.34%, the contractual life of 3 years; volatility of 166% and a $3.00 exercise price. (See table summary below at number five (5) for information about warrants)

The fair value of the Agent Warrants was estimated at $1,925,996 using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, the contractual life of 5 years; volatility of 166% and a $2.00 exercise price. (See table summary below at number five (5) for information about warrants)

At March 31, 2005, the difference between the fair value of the warrants (Investor and Agent warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The warrant valuation was then re-measured at December 31, 2005 and estimated to be $12,066,467 coinciding with the decrease in the market value of the Company's common stock. The change in fair value of the warrants of $8,739,143 from March 31, 2005 to December 31, 2005 was recorded as non-operating income in the Company's respective statement of operations. The offset in the fair value of the warrants is recorded in additional paid in capital. (See table summary below at number five (5) for information about warrants)

5. Warrants

The following table summarizes information about warrants:

	Warrants	Weighted Average
	Summary	Exercise Price
August 2004 (Inception)	-

Granted	6,666,666 (a)	2.00
Exercised	-	-
Cancelled or Forfeited	-	-

December 31, 2004	6,666,666	2.00

Granted	6,874,190	2.86
Exercised	(71,549)	2.00
Cancelled or Forfeited	-	-

December 31, 2005	13,469,307	2.45

Granted	55,532 (b)	2.05
Exercised	-	-
Cancelled or Forfeited	-	-

March 31, 2006	13,524,839	2.46

Granted	-	-
Exercised	-	-
Cancelled or Forfeited	-	-

June 30, 2006	13,524,839	2.46

Granted	-	-
Exercised	-	-
Cancelled or Forfeited	-	-

September 30, 2006	13,524,839	2.46

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

(b)
During 2005, the Company settled with investors in Artwork and Beyond with respect to certain corporate actions effected prior to the corporate share exchange conducted on October 1, 2005 as explained in Note A. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock. The warrants were issued in January 2006. The new warrants have a strike price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.33%, contractual life of 5 years and a volatility of 166%. The warrants were valued at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

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

A predecessor entity of Artwork and Beyond, Inc., Dynamic IT, was a party to certain stock option plans. There are stock options remaining under the 2001, 2002, and 2003 Dynamic IT Stock Option Plans. These stock options were previously granted by other management and subsequently assumed by Advance Nanotech as a result of the reverse merger discussed in Note A. The Company acknowledges and accounts for these options. No future grants may be made under these plans. The 2001, 2002, and 2003 Dynamic IT Stock Option Plans will expire on August 31, 2009, October 31, 2010, and February 2, 2012, respectively.

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

The Company has elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

The following tables summarize disclosure information regarding stock options:

	Number of	Weighted Average
	Options	Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, December 31, 2005	7,027	171.11

Granted	1,000,000	2.03
Exercised	-	-
Cancelled or forfeited	-	-

Balance, March 31, 2006	1,007,027	3.21

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, June 30, 2006	1,007,027	3.21

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-

Balance, September 30, 2006	1,007,027	$3.21

Range of Exercise Prices	Number Outstanding as of June 30, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of September 30, 2006	Compensation Cost Yet to be Recorded
$2.03	1,000,000	4.33	$2.03	$774,027	$1,143,068
$20.00-80.00	4,913	2.61	27.23	-	-
$100.00-200	762	2.61	160.30	-	-
$700	1,352	2.97	700.00	-	-

NOTE F - COMMITMENTS AND CONTINGENCIES

1. Leases

As of September 30, 2006, the Company has the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2006	$75,804	$6,575
2007	184,494	26,302
2008	179,008	23,478
2009	179,008	9,361
2010	126,797	5,460
Thereafter	-	-

Amounts representing interest	-	(8,144)

Total principal payments	$745,111	$63,032

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

Effective August 14, 2006, the Company’s subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Park 80 West Plaza 2, Saddle Brook, NJ, for monthly rent of $2,000. The lease is on a month to month basis, and either party can terminate at any time with a 30 day notification. The office is utilized as an executive office for Owlstone Nanotech Inc.

Effective August 14, 2006, the Company’s subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Cambridge Innovation Center, Jacksonville Room, One Broadway, 14th Floor, Cambridge, MA for monthly rent of $1,300. The lease is on a month to month basis, and either party can terminate at any time with a 30 day notification. The office is utilized as Owlstone Nanotech Inc.’s laboratory for research and development activities.

The Company does not own and has no plans to own any real estate and all facility leases will be structured as operating leases.

2. Collaboration Agreements with Subsidiaries and Sponsored Research

OWLSTONE
On May 28, 2004, Advance Nanotech acquired 60.0% of Owlstone Limited in consideration for which Advance Nanotech provided a $2.0 million credit facility over two years for the development of a chemical detection sensor.  On October 5, 2005, stockholders of Owlstone Limited agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. All operations, intellectual property, and commitments of Owlstone Limited were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest, and in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone.

Owlstone had maximized their credit facility of $3.0M, and we were not obligated to provide any additional funding as of June 30, 2006.  However, on July 28, 2006, the Company agreed to provide Owlstone with a $400,000 credit facility that will further fund Owlstone operations. As of August 3, 2006, the Company advanced Owlstone a total of $200,000 under this new credit facility. The $400,000 credit facility was convertible into shares of common stock at Advance Nanotech’s discretion; however Owlstone repaid the entire outstanding amount, plus interest, on September 6, 2006. The $400,000 facility accrued interest at an annual rate of 10% and matured on October 28, 2006. As compensation for this new credit facility, Owlstone issued Advance Nanotech warrants. The warrants have an exercise price of $1.50 and expire in three years.

Owlstone has closed two rounds of financing in the third quarter ended September 30, 2006. Owlstone sold shares of common stock with a purchase price of $2.50 per share. On September 6, 2006, Owlstone closed round one, raising $1,200,500 and issued 480,200 shares of common stock. Advance Nanotech, Inc. participated in the round and invested $380,200 and received 152,080 shares in return. On September 29, 2006, Owlstone closed round two, raising an additional $300,000 and issued 120,000 shares.

On October 23, 2006, Owlstone closed a third round of financing raising $325,000 and issued 130,000 shares.

Following these additional share issuances, Advance Nanotech holds approximately 56.1% of Owlstone, and the founders and third party investors retain the other 43.9% of the total issued and outstanding shares of Owlstone.

NANO SOLUTIONS
On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $490,000 are due quarterly through October 2007.  Nano Solutions Limited is committed to providing approximately $1,418,480 during the next 12 month period to fund five separate research projects. Nano Solutions Limited has the right to terminate any research project for convenience, but must provide 30 day notice and pay pro-rata up to the point of termination. On July 13, 2006, the Company provided notice of termination of three of the original eight research projects at Nano Solutions Limited, which is located at Imperial College, London. The three projects terminated were Econanotech, Nano Composites and Visus Nanotech. Management decided to terminate these projects after 18 months of their 36 month (three year) research agreements because management believes the projects were not aligned with the overall portfolio of the Company. The Company expects to benefit monetarily from the termination of these projects. The termination of the three projects is expected to reduce the Company’s future cash outflows over the next twelve months. Until a formal termination is agreed upon by both parties, the Company will continue to disclose financial commitments in accordance with the collaboration agreement.

NANOFED
On December 13, 2004, NanoFED Limited entered into an approximate $2 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments are due quarterly through December 2006.  At September 30, 2006, our remaining financial obligation was approximately $936,300.

CAMBRIDGE NANOTECHNOLOGY
On December 24, 2004, Cambridge Nanotechnology Limited entered into a Collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the optical sector. Payments are due quarterly through December 2008. The Company is obligated to provide approximately $1,494,039 over the next 12 month period to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge, but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

BIO-NANO SENSIUM
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

CAPE
On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Corporation and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner, and the University of Cambridge, nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009.  Advance Nanotech is committed to providing approximately $1,170,375, over the next 12 month period.  We have a right to terminate the agreement for convenience, but must provide notice and pay pro-rata up to the point of termination.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

As of September 30, 2006, the Company has met its funding obligations with respect to its collaboration agreements and sponsored research programs.  Certain of our contractual commitments contain termination rights and the ability to limit the Company’s future payments. Before adjusting for any such terminations or modifications, anticipated research and development commitments resulting from formal collaboration agreements for the next 12 month period are as follows:

Project	September 30, 2006
Nano Solutions Limited	$1,418,480
NanoFED Limited	936,300
Bio-Nano Sensium Technologies Limited	1,988,000
Cambridge Nanotechnology Limited	1,494,039
Centre of Advanced Photonics & Electronics	1,170,375

TOTAL	$7,007,194

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of September 30, 2006.

NOTE G - INVESTMENT AND MINORITY INTEREST IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID for an approximate investment of $183,632. As a result of subsequent equity financings, Advance Nanotech Singapore, Pte. Ltd.’s equity stake in Singular ID dropped to 11.45% as of September 30, 2006. Singular ID is a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Under terms of the agreement, Advance Nanotech will assume a seat on Singular ID’s Board of Directors and own 15,625 shares of preferred stock. The total equity capitalization of Singular ID is comprised of 36,449 shares of preferred stock and 100,000 shares of common stock.

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

Minority interest in subsidiary represents the minority stockholders’ proportionate share of the equity of Owlstone Nanotech, Inc. At September 30, 2006, the Company owned 56.1% Owlstone’s outstanding shares, which also represented its percentage of voting control. The Company’s 56.1% controlling interest requires that Owlstone’s operations be included in the consolidated financial statements. The 43.9% equity interest of Owlstone that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations.

NOTE H - RELATED PARTY TRANSACTIONS

The Company has up to a $20 million revolving line of credit with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other typical deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement as of September 30, 2006. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.4% of Advance Nanotech’s outstanding Common Stock. Jano wholly-owns JMSCL Limited, which entity holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.7% of the outstanding common stock as of September 30, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 20.1% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility at September 30, 2006 or December 31, 2005. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25 million dollars or more in an equity funding. Jano has provided the Company two waiver letters dated May 9, 2006 and July 26, 2006 that acknowledge and permit the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility.

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

NOTE I - SUBSEQUENT EVENTS

On October 13, 2006, Advance Nanotech, Inc. (the “Company”) canceled the existing warrant agreement between the Company and Jano to purchase 6,666,666 shares of the Company’s common stock at $2.00 per share and issued to Jano Holdings Limited (“Jano”) a new warrant (the “Warrant”) to purchase 6,666,666 shares of the Company’s common stock at $1.25 per share, provided that the old warrants issued to Jano in connection with the Credit Facility remain outstanding and unexercised at the time of cancellation. The signed Warrant is filed as Exhibit 10.22 to this Form 10-QSB. The warrants were issued as an inducement to Jano to provide the Amended and Restated Credit Facility to the Company, which was disclosed on a Form 8-K filed on August 16, 2006. The Company entered into an Amended and Restated Senior Secured Grid Note (the “Note”), dated August 14, 2006, with Jano pursuant to which Jano shall provide the Company with one or more loans in the aggregate principal amount of up to Twenty Million Dollars ($20,000,000). The credit facility is secured by a first lien on all of the Company’s assets pursuant to a Security Agreement dated August 14, 2006 by the Company in favor of Jano (the “Security Agreement”). The Note and the Security Agreement are incorporated by reference and were filed as Exhibits 10.2 and 10.3 to the Form 8-K dated and filed August 14, 2006.

As of November 13, 2006, the Company had $0 outstanding under the Note. The Company may cancel the credit facility at any time subject to having no outstanding loan balance.

The issuance of the new warrants to Jano triggers the anti-dilution adjustment in Section 2.1(c) of the Investor and Placement Agent Warrant Agreements and re-prices the investor warrants from $3.00 to $2.71 per share and the placement agent warrants from $2.00 to $1.88 per share. However, the Company and the Board of Directors have decided to re-price all of the issued investor and placement agent warrants pursuant to the Securities and Purchase Agreement dated as of December 31, 2004, with a new exercise price of $1.25 per share. Prior to the anti-dilution re-pricing becoming effective, each investor and placement agent has been mailed a consent letter by the Company on October 13, 2006, that will approve and consent to the amendment of its Warrant Agreement to change the exercise price as set forth above. Once these letters are received, signed and returned to the Company, the amendment to the Warrant Agreement will become effective. A copy of this letter is filed as Exhibit 10.23 to this Form 10-QSB.

On October 23, 2006, Advance Nanotech, Inc. closed round three of a private placement for common stock in its subsidiary, Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. Pursuant to the third round offering, Owlstone will issue 130,000 shares to a limited group of accredited investors at $2.50 per share, raising aggregate gross proceeds of $325,000. Prior to the third round closing, Advance Nanotech owned an approximate 56.1% voting interest in Owlstone plus 40,000 warrants to purchase shares of common stock. Following the third round closing transaction, Advance Nanotech now owns 55.48% plus 40,000 warrants to purchase shares of common stock.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.6M (GBP £3.5M) dollars subject to the terms and conditions. The Facility Agreement is filed as Exhibit 10.24 to this Form 10-QSB. As of November 13, 2006, the Company had $0 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest a default rate of 1.5% per month or 18% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, their must be mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement.

On November 13, 2006, the Directors of Advance Nanotech received and accepted the resignation of Board member Dr. Peter Gammel. Dr. Peter Gammel resigned as a Board Member for personal reasons. There was no disagreement between the Company and Dr. Gammel. Dr. Gammel also simultaneously terminated his Consulting Agreement. The Company filed the consulting agreement as an exhibit to the June 30, 2006 Form 10QSB. Under the terms of Dr. Gammel’s Consulting Agreement, he was compensated $1,000 per day for up to four days a month for his services. Before Dr. Gammel joined the Board of Directors, Dr. Gammel was formerly the Chief Technology Officer of Advance Nanotech and resigned on July 31, 2006, to pursue other primary day to day operations.

On November 13, 2006, the Directors of Advance Nanotech received and accepted the notice from Magnus R.E. Gittins that he has resigned his position as Chief Executive Officer of Advance Nanotech, Inc. effective November 15, 2006. However, Mr. Gittins will remain as the executive Chairman of the Board of Directors of the Company. Mr. Gittins will now act as Chief Executive Officer of Advance Display Technologies, plc and Advance Homeland Security, plc, the two newly formed Advance Nanotech, Inc. subsidiaries located in London, UK. Mr. Gittins will accept a decrease from $200,000 to $100,000 in his annual salary as a result of the aforementioned changes. There were no disagreements between Mr. Gittins and the Company.

On November 13, 2006, the Board of Directors has elected and appointed Antonio Goncalves, Jr. as the interim Chief Executive Officer, effective November, 15, 2006. Mr. Goncalves is currently the Chief Operating Officer of the Company. Mr. Goncalves will be operating under the terms and conditions of his current employment agreement.

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

OVERVIEW

Advance Nanotech is dedicated to the successful commercialization of disruptive nanotechnologies. Our mission is to rapidly build businesses that transform academic nanotechnology platforms into nano-enabled products. We seek early-stage opportunities which will, within three years, deliver proof-of-concept devices or demonstrate manufacturability. There are many ways to group our nanotechnologies, including by application, theme, university partner or time to commercialization. However, generally we group our nanotechnologies into two broad domain-specific groups: Homeland Security and Displays. In addition to our financial support, we provide a ‘tool-box’ of support services to each of our research programs to ensure the technologies into which we invest achieve maximum market potential. This tool-box includes assistance such as commercialization guidance, project and infrastructure management, leadership assets, and counsel on intellectual property, licensing and regulatory issues. Advance Nanotech's diversified portfolio of over 20 nanotechnologies, of which the Company holds a majority stake in 17, impacts a range of applications including, but not limited to, sensors, medical therapeutics and composites. Advance Nanotech is forging partnerships with leading manufacturers and universities in Europe, Asia and North America to transform innovative nanotechnology concepts into practical solutions.

The Company's development network is expected to create economic and time efficiencies which can advance the development of successful university research-programs to marketable product lines in high-value markets. Leading universities across the world are generating pioneering research in the nanotechnology area, typically funded by government grants or by large industrial businesses. Many research projects offer the potential for commercialization yet are under resourced due to a lack of funding. The Company identifies opportunities to fund multiple, early-stage nanotechnology research programs within leading universities as the first and crucial step in developing and commercializing new products. This commitment to invest, bridges the gap between cutting-edge innovation and the capital markets.

PLAN OF OPERATIONS

The Company's strategy is to leverage technology which has been developed at universities. The Company benefits from work done at those universities by establishing majority-owned subsidiaries to commercialize promising technologies. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture the products developed. The Company has three main ways to potentially generate more product sales revenue:

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

The Company has generated revenues of $30,459 in the three months ended September 30, 2006. Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist Products and Vapor Generators as of September 30, 2006.

Research and development costs for the three months ended September 30, 2006, as compared to the same three months ended September 30, 2005 were $1,476,454 and $1,803,999, respectively, representing a decrease of $327,545 or 18.2%.

Research and development costs for the nine months ended September 30, 2006, as compared to the same nine months ended September 30, 2005 were $4,653,500 and $6,456,704, respectively, representing a decrease of $1,803,204 or 27.9%. Research and development costs include costs associated with the projects shown in the table below.

	NINE MONTHS ENDED
	SEPTEMBER 30,
Project	2006	2005	Change from prior year

Owlstone Nanotech, Inc. (1)	$1,163,997	1,032,310	131,687
NanoFED Limited (2)	606,140	601,025	5,115
Bio-Nano Sensium Technologies Limited (3)	-	1,472,750	(1,472,750)
Cambridge Nanotechnology Limited (4)	704,847	1,606,869	(902,022)
Nano Solutions Limited (5)	1,405,252	1,518,750	(113,498)
Centre for Advanced Photonics & Electronics (6)	679,702	225,000	454,702
General	93,562	-	93,562

TOTAL	$4,653,500	$6,456,704	$(1,803,204)

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
(*Note) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method

Research and development costs have decreased as a result of the Company entering the straight-line quarterly payment phase of the collaboration agreements with the universities, compared to the initial one-time project start-up costs and miscellaneous overhead costs expensed in the first half of 2005. Other decreases are due to re-negotiations currently taking place on the Bio-Nano Sensium Technologies and Imperial College projects. At September 30, 2006, the Company was discussing a revision to this agreement with its partner, and, therefore had not yet funded this initiative in 2006.

General and administrative expenses for the three months ended September 30, 2006 and for the three months ended September 30, 2005 were $1,618,167 and $2,020,683, respectively, representing a decrease of $402,516 or 19.9%. The decrease in general and administrative expenses for the three month period is a result of:
•	Decreases in consulting and legal expenses
•	A decrease in payroll and employee related expenses through reduction of corporate employee headcount. At September 30, 2006, we had 7 full time employees, compared to 9 employees in 2005.
•	Decrease in office administrative expenses

General and administrative expenses for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005 were $5,892,128 and $5,084,235, respectively, representing an increase of $807,893 or 15.9%. The nine month increases are primarily due to:
•	An increase in marketing expenses
•
An increase in the payroll and employee related expenses through average growth in employee headcount. In the nine months ended September 30, 2006, we averaged 10 full time employees, compared to an average of 8 employees in the same period in 2005.

•	An increase in travel expenses related to ongoing project reviews and assessments

Interest income for the three months ended September 30, 2006 and for the three months ended September 30, 2005 was $33,283 and $63,111, respectively, representing a decrease of $29,828 from 2005.  Interest income for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005 was $148,592 and $151,483, respectively, representing a decrease of $2,891 from 2005.  These reductions in interest income is a result of our decreasing cash and cash equivalents maintained in our short-term money market account which was invested as a result of the net proceeds raised in the 2005 private placements. Cash is decreasing as a result of continuing to fund operations. All of our cash reserves have been invested in liquid securities at large financial institutions.

FINANCIAL RESOURCES

At September 30, 2006, the Company had a line of credit with Jano Holdings Ltd. (“Jano”) and a line of credit with Merrill Lynch. Under the Jano line of credit, the Company may draw up to $20.0 million upon certification of covenants, approval of a budget and other typical deliveries. Under the Merrill Lynch line of credit, the Company may drawdown cash based on pledged collateral. As of September 30, 2006, the Company had no outstanding balances drawn on either credit facility.

The Company raised approximately $23.5 million in gross proceeds through two private placements in the first half of 2005. Net proceeds from the private placement transactions, after issuance costs and placement fees, were $20.8 million. As of September 30, 2006, the Company had $1.3 million in cash and cash equivalents. As of the same date, the Company had balance sheet liabilities aggregating approximately $3.3 million and contractual research obligations of $7.0 million due in the next 12 months.

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

PORTFOLIO AND SUBSIDIARY RESEARCH AND DEVELOPMENT AGREEMENTS

As of September 30, 2006, we possessed controlling interests in the companies listed below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK and are operated as majority-owned subsidiaries. Owlstone Nanotech, Inc. is incorporated in the state of Delaware and Advance Nanotech owns 56.1% of the capital stock of Owlstone. Advance Nanotech owns 90% of the capital stock of Advance Nanotech Singapore Pte. Ltd., a company incorporated in Singapore. Advance Nanotech Singapore Pte. Ltd. in turn owns 11.45% of Singular ID Pte. Limited, a separate company incorporated in Singapore.

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

The following table summarizes Advance Nanotech, Inc.’s portfolio of technologies as of September 30, 2006:

				CUMULATIVE
				R&D
		PORTFOLIO	%	FUNDING as		Development
SUBSIDIARY	TECHNOLOGY	COUNT	OWNERSHIP	of 9/30/2006	Description	Phase	Division

Centre for Advanced Photonics & Electronics (CAPE)				$ 852,560
1	EPI CNT	1	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies	Displays

Centre for Advanced Photonics & Electronics (CAPE)				$ 284,186
(CAPE partner projects with Dow Corning, ALPS, and Marconi)
1	HIMO	2 *	25.00%		High mobility oxides	Research Technologies	Displays
2	NOTICE	3 *	25.00%		Next generation communications infrastructure for broadband	Research Technologies	Homeland Security
3	ANTS	4 *	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies	Homeland Security
4	ROMP	5 *	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies	Homeland Security
5	RANTED	6 *	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies	Homeland Security

Cambridge Nanotechnology Limited (University of Cambridge)				$ 2,565,429
1	Cambridge Nanotechnology	7	100.00%		Indium tin oxide replacement	Emerging Technology	Displays
2	NanoOptics	8	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology	Displays
3	Nano Photonics	9	100.00%		Liquid crystal structures over nanotube array	Emerging Technology	Displays
4	Nano Devices I	10#	100.00%		Silicon nanowires for optical applications	Emerging Technology	Homeland Security
5	Nano Devices II	11#	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology	Homeland Security
6	Inovus Materials	12	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology	Displays
7	Exiguus Technologies	13	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies	Displays

Singular ID Pte Limited		14 *	11.45%	$ 183,632	Magnetic nanoparticles for security and authentication	Near to Market	Homeland Security
(a minority interest of Advance Nanotech Singapore Pte. Ltd. which is owned 90% by Advance Nanotech)

Owlstone Nanotech, Inc.		15 ^	56.10%	$ 3,375,871	FAIMS chemical sensor	Near to Market	Homeland Security

Bio-Nano Sensium Technologies Limited		16 ^	55.00%	$ 1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market	Homeland Security

NanoFED Limited (University of Bristol)				$ 1,245,278
1	Nano FED	17 ^	100.00%		Lithiated microdiamond emitter for displays	Near to Market	Displays
2	Nano Light	18 ^	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology	Displays

Nano Solutions Limited (Imperial College, London)				$ 2,888,940
1	Advanced Proteomics	19 ^	75.00%		Engineered nanoparticles for proteomics	Emerging Technology	Homeland Security
2	Intelligent Biosensors I	20 ^	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology	Homeland Security
3	Intelligent Biosensors II	21 ^	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology	Homeland Security
4	NanoVindex	22 ^	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology	Homeland Security
5	Nano Diagnostics	23 ^	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology	Homeland Security
	Visus Nanotech	^ #			Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology	Homeland Security
	Econanotech	^ #			Environmentally friendly nanocomposites	Research Technologies	Homeland Security
	Nanocomposites	^ #			Titanium oxide nanocomposites	Research Technologies	Homeland Security

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

On May 28, 2004, Advance Nanotech provided Owlstone Limited ("Owlstone Ltd.") with a $2 million secured facility and entered into an agreement with Messrs. Paul Boyle, Andrew Koehl and David Ruiz-Alonso ("the founders") under which the founders assigned their intellectual property concerning the Owlstone technology to Owlstone Ltd. and were issued shares totaling 40% of the issued and outstanding shares capital of Owlstone Ltd. The facility was provided to continue technological development of Owlstone Ltd.'s sensing product.

In the third quarter of 2005, stockholders of Owlstone Ltd. agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. All operations, intellectual property, and commitments of Owlstone Ltd. were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest, and in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone. Following this additional share issuance, Advance Nanotech now holds 56.10% of Owlstone. The founders and third party investors retain the other 43.99% of the total issued and outstanding capital of Owlstone.

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

Effective May 8, 2006, the Company appointed Mark Brennan to the position of Executive Vice President of Owlstone Nanotech, Inc. As Executive Vice President, Mr. Brennan will be responsible for developing and executing on the strategic direction of the company's US Homeland Defense Division, including sales and product development. Prior to joining Owlstone, Mr. Brennan held several leadership positions with Smith’s Detection, the leading manufacturer of security screening sensors for the detection of explosives, narcotics, weapons and chemical and biological warfare agents, and a subsidiary of Smiths Group Plc. Most recently he served as director of sales in the Americas division. He led all sales activities in the US critical infrastructure business unit including federal, local and state governments, and private sectors. Prior to Smiths Detection, Mr. Brennan held the positions of senior sales manager and regional sales manager for EG&G Astrophysics. Mr. Brennan received a Bachelor of Arts degree from Tulane University.

Bio-Nano Sensium Technologies Limited (“Bio-Nano Sensium Technologies”)

Bio-Nano Sensium Technologies is a joint venture company established by Advance Nanotech and Toumaz Technology Limited, a leading developer of silicon devices that operate at reduced power levels one hundred times less than other state-of-the-art components. On January 24, 2005, Bio-Nano Sensium Technologies entered into a collaboration agreement with Toumaz Technologies Limited. Under the terms of the agreement Bio-Nano Sensium Technologies is to fund the development of an implantable blood-glucose sensor over 21 months with a total funding commitment of $3.96 million.

Originally formed in 2000 as a spinout from Imperial College, London, by Professor Chris Toumazou and Keith Errey, Toumaz Technology Limited is located in Oxfordshire, UK and employs over 20 researchers and engineers. We believe the Sensium is an enabling technology which provides an ultra-low power sensor support platform and information processor. We believe the Sensium is an ideal enabler for the next generation of body worn and implantable bio monitors that use nanotechnology and wireless communications to monitor and report on medical conditions, on a continuous basis from on or within the body itself. If successfully developed and commercialized, such monitors could be instrumental in taking healthcare to the next level of preventative medicine, where systems diagnose and treat medical conditions. In addition to biological and medical applications there are a wide range of military and security sensing scenarios that could benefit from the rich feature set that the Sensium provides.

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

NanoFED Limited (“NanoFED”)

NanoFED was formed to develop and commercialize a disruptive Field Emission Display (FED) technology. Advanced research is conducted at the University of Bristol, UK. FED technology offers low-voltage, highly uniform, rugged displays, compatible with existing manufacturing lines. The company's low voltage flat panel displays have a very wide range of potential applications including displays in cars and mobile phones, to high-resolution computers and television screens for medical and military uses.

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

Nano Devices I in Partnership with the University of Cambridge

The Nano Devices I project was stopped on August 31, 2006. A recent re-assessment of the market and competing technologies has indicated that in the short-term the demand for this type of technology might not be as significant as originally anticipated. Advance Nanotech has captured all the generated intellectual property rights through two US patent applications. A decision has been to stop the project and reallocate the related human and financial resources to other ongoing projects at the University of Cambridge.

Nanostructured materials and devices had demonstrated a wide range of unique properties. Commercialization of devices enabled by these properties had been slowed by the need to integrate with the high volume, high yield and inexpensive manufacturing platforms developed for silicon microelectronics. Nano Devices I was using silicon nanowires to fabricate advanced transistor structures beyond the limits of the silicon industry lithography roadmap which can be integrated with silicon microelectronics and other optoelectronics platforms. Nano Devices I was developing technologies to integrate high mobility transistors based on silicon nanowires with conventional silicon electronics. Silicon nanowires are one dimensional structures with unique electrical properties, which are designed to enable the fabrication of transistor structures beyond the lithographic limitations of the semiconductor industry roadmap. Working closely with nanowire synthesis and characterization teams, the Nano Devices I scientists have already demonstrated the ability to make good electrical contacts to silicon nanowires, a key element in integration with conventional electronics.

Nano Devices II in Partnership with the University of Cambridge

The Nano Devices II project was stopped on August 31, 2006. A recent re-assessment of the market and competing technologies has indicated that in the short-term the demand for this type of technology might not be as significant as originally anticipated. Advance Nanotech has captured all the generated intellectual property rights through one US patent application. A decision has been to stop the project and reallocate the related human and financial resources to other ongoing projects at the University of Cambridge.

Nano Devices II was developing technologies to integrate silicon nanowires with conventional silicon electronics for optical devices, image capture and chemical sensors. Nano Devices II exploited the inherent properties of nanowires, while maintaining the ability to integrate them with silicon- and opto-electronics. Nano Devices II has already demonstrated excellent optical response of gated silicon nanowire based structures. Arrays of these gated structures could enable a new generation of inexpensive infra-red imagers.

Nano Photonics in Partnership with the University of Cambridge

Liquid Crystal Displays (LCDs) are rapidly expanding their market position in computer monitors and televisions. Nano Photonics is using sparse arrays of Carbon Nanotubes (CNTs) to develop novel applications in LCDs. The ability of CNTs to appear as large structures (with respect to the size of the LC molecules) within an LC device means that there is a strong interaction between the nanotubes and the LC material. CNT arrays or 'grass' can be used as a very strong alignment layer for LC materials with the potential for user defined LC pre-tilt. This will simplify the LCD manufacturing process and avoid an additional fabrication step required to create an alignment surface for the LCs.

In addition, strong surface interactions with CNTs mean that LC materials can be configured into photonic structures with features both above and below the wavelength of light. A number of micro-optical devices can be realized such as image diffusers, sensors and micro-lenses. Their application would benefit digital cameras as well as head-up projection displays and LCDs. Through Nano Photonics, we aim to capitalize on the benefits of CNTs to greatly improve the manufacturing costs and the viewing experience of LCDs.

As of September 30, 2006, the Nano Photonics team accomplished creating and growing dense and sparse arrays of carbon nanotubes on Si substrates and performing initial optical testing and characterization with suitable liquid crystal materials. The team has shown the ability to create switch able micro-optical arrays and identified at least one potential short-term application. Two invention disclosures have been submitted including liquid crystal micro optical components and nanotube and nanowire for liquid crystal alignment.

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

Cambridge Nanotechnology is developing a flexible, transparent conducting composite incorporating silicon nanowires and CNTs. The Cambridge Nanotechnology composite aims to have a surface conductance of 30 ohm/sq and 90% transmission, making the composite rival the performance of ITO, the industry standard used in flat, rigid displays such as liquid crystal and plasma displays. As of June 2006, the Cambridge Nanotechnology team has selected an optimum polymer, acquired the ability to mix CNT/polymer composites and achieved 90% transparency over small areas. In May 2006, the team filed one U.S patent application for polymer composites for ITO replacement.

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

Nano Optics is developing carbon nanotube composites for a new range of photonic devices, such as saturable absorbers for ultra-short pulse lasers, photonic crystals and electro-optic emitting and modulating devices. Such CNT-based devices are expected to find a wide range of applications not only in optical communications but also in bio-medical instruments, chemical analysis, time resolved spectroscopy, electro-optical sampling, microscopy, medical diagnostics and therapeutics (including surgery)., material processing, marking and drilling. Advantages of CNTs not only include their high speed and strong non-linearity (when compared with conventional III-V nonlinear elements), but also their wide wavelength range, reliability and low cost.

In March 2006, researchers produced their first working prototype, funded through Nano Optics, by demonstrating the efficient and inexpensive production of CNT-polymer mode-lockers. These have been used them to build an ultra fast (400 fs) pulsed fiber-laser. Our scientists at Nano Optics have started the development of new CNT-composites using optical adhesives and advanced photonic polymers. These composites can be directly applied at the end of the optical fibers or on the surface of lenses and other optical devices. The promise of CNTs for photonics (with less than 2 mg of CNTs) will hopefully be produced at a cost of approximately $2.00. For comparison, a commercially available single semiconductor based mode-locker can cost more than $1,000. Nano Optics has the ability to produce an estimated 200 mode-lockers based on CNT-polymer mixtures.

Our laser modulators are compact, low cost can be quickly and easily plugged into existing laser systems without sophisticated and time-consuming alignments traditionally associated with modifying optical equipment. Nano Optics’ laser technology could significantly reduce the cost of doing business across industries ranging from telecommunications to medical diagnostics. In 2006, the Nano Optics team has drafted two US patent applications for (1) optical nanotube compositions and uses thereof and (2) nanostructure polymer composites.

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

In 2006, the Inovus team unveiled the first working prototype of an optically addressed holographic projection engine exploiting unique nanomaterial properties using an all optical spatial modulator. The optically addressed holographic projection engine represents a fundamental step towards realizing the future generation of high performance displays. The system extends digital holography with the addition of an optically controlled display engine, which will enhance replay field quality and greatly improve optical efficiency. This in turn will enable low power lamps or lasers to provide high-brightness images over a large area. Inovus is also exploring the use of supranonlinearities in doped LC composites for a range of new applications such as holography, optical storage and image processing.

Also in 2006, the Inovus team has reached the following four milestones: (1) functionalization of nanomaterials for elevated solubility in an LC host (2) measurement of nonlinear optical properties of LC nanocomposites, (3) construction of an initial optical system for reading and writing images on the CNT- LC systems, (4) advanced the understanding of the key material and operation requirements for OASLMs.

RESEARCH TECHNOLOGIES

Exiguus Technologies in Partnership with the University of Cambridge

Exiguus is developing nanostructured organic semiconductor composites for high performance plastic electronics. The goal is to develop “organic” or “plastic” transistors and integrated circuits which match or exceed the performance of amorphous silicon devices but with much lower device fabrication costs. Research into organic transistors may lead to new uses of these promising devices. Large area, flexible plastic chips could usher in new generations of smart cards, toys, appliances, and displays that might not be physically or commercially viable using today’s technology. We will be able to incorporate these intelligent circuits into a variety of objects. In addition, through the use of reel-to-reel printing as a manufacturing method plastic electronics hold the promise of tremendously reducing production costs. A full range of electronic and optoelectronic components could be printed, including transistor circuits, photovoltaic films, RF ID tags, displays, logic and memory components, wireless interfaces and RF shields. Electronic and optoelectronic fabrication plants will resemble printing presses and markets could be created where conventional silicon chips cannot go today because they are too costly and rigid. Enabling this revolution will require polymer materials that can be inkjet printed while exhibiting carrier mobility and current transport characteristics that make them suitable for electronic device applications. This is the unmet technology need addressed by Exiguus’ researchers.

In September 2006, the project achieved significant progress in the development of new organic transistors. Building on the previous advancement in novel composites comprised of organic polymers and nanostructured materials, the Advance Nanotech research team, in collaboration with the University of Cambridge, inkjet printed the first set of prototype transistors using proprietary nanostructured inks. Further R&D activity is currently being performed in order to optimize material properties and device characteristics for display applications.

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

Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the Centre, with a particular emphasis on nanotechnology. In addition each strategic partner, and the University of Cambridge, nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed approximately $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners.

ADVANCE NANOTECH PROJECTS WITHIN CAPE

The Company exclusively owns the following CAPE project.

•	epi-CNT: Epitaxial growth of carbon nanotubes

The epi-CNT project will explore the development of a new, inexpensive and precise method for the controlled growth of single wall carbon nanotubes. Carbon nanotubes are vital to the advancement of nanotechnology due to their extreme electronic, optical and mechanical properties. Single walled carbon nanotubes can be insulating, semi conducting or metallic depending on growth conditions. This wide range of physical properties enables a plethora of electronic, optical and material applications, including transistors, interconnects in integrated circuits, and components for optical networks. However, each of these applications requires either purely semi conducting or purely metallic carbon nanotubes. Current nanotubes fabrication methods produce a mixture of the two types and expensive processing is subsequently required to separate them. The epi-CNT’s controlled growth process could ensure the fabrication of the desired type of carbon nanotubes from the start.

As of September 30, 2006, the team has completed numerical simulations showing the validity of the proposed technology. The next step will involve the implementation of the controlled CNT growth process.

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

These strategic projects provide the underpinnings to the large scale deployment of nanotechnology. HIMO has as its objective a simple, high mobility, thin film transistor (“TFT”). Amorphous silicon is the basic material for present day TFTs and their use in large area electronics. Amorphous silicon is cheap and easy to deposit over a large area; however, alternative low-cost materials providing higher mobility than amorphous silicon may be required by the industry. HIMO seeks to enable high speed electronics for image processing and 3D displays using the existing low cost infrastructure. To date, various mixed oxides have been studied and initial depositions of sputtered oxides have been performed and first TFT devices fabricated and characterized. High mobility has been demonstrated on selected oxides and the team is now optimizing the fabrication of metal contacts and transistor structures.

NOTICE is a system level ultra-broadband access technology and aims to fully exploit the bandwidth potential of optical fiber and to create a common infrastructure for wireless and wire line ultra-broadband networks. The following four NOTICE milestones have been met: (1) hardware options for fiber and fixed wireless link options for providing access links to users have been examined (2) Potential multiplexing techniques for allowing large numbers of users to access the core network in a manner that might be readily overlaid on the current telecommunication systems have been studied (3) multiplexing strategies that will drive network architecture and protocol adoption have been identified, and (4) a variety of multiple-channel network configurations have been assembled and tested.

ANTS seeks to develop low cost, integrated and non-volatile memory for future mobile and consumer electronics. The ANTS is nearing completion as the project has met all the milestones and the final goal of reducing the write currents in phase change media and improving the scope for both materials selection and miniaturization. The CAPE strategic partners are currently evaluating the final report that summarizes the project's findings on the technical feasibility.  A reassessment of the technical aspects and the commercial potential of the technology will be debated within CAPE.  The CAPE strategic partners are discussing whether to proceed to further technological development with either a joint follow-up strategic project or one or more individual third party projects targeting specific technology applications.

ROMP aims at enhancing data transmission in multimode fiber optical communication and the image quality of holographic projectors. These improvements are achieved by dynamically varying the optical modes launched into an optical fiber through holographic techniques. The project has already shown the ability to control and enhance optical signal propagation in optical fibers. The research team will now focus on characterizing the achieved improvement in data transmission and bit error rate.

In addition, the fifth project is a joint venture between only Advance Nanotech, Alps Electric Company and Dow Corning Corporation with each partner owning an equal 33% of the commercialization rights associated with the project.

•	RANTED: Re-orientable Aligned Carbon Nanotube Dielectric Devices

RANTED will explore the development of a new class materials with unique dielectric properties in a microwave range, suitable for applications in tunable antennas for mobile phones and other wireless systems. The project will result in new wireless antenna technologies that substantially reduce the footprint required for multiple antenna systems, while simultaneously reducing background noise and increasing the capacity of mobile wireless systems. Electro-optic devices made from these materials have applications including: the manipulation of radiation in medical imaging, adaptive antennae, filters, receivers and transmitters for microwave and terahertz systems, radio, radar applications, satellites and mobile phones. RANTED delivers novel and unique materials with tunable characteristics that address the unmet market need for versatile, multiple standard, low cost and small footprint microwave antennas, and transmission/detection devices.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to September 30, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2006, the Company had recorded a non-cash expense for the three and nine months ended September 30, 2006 of $188,514 and $774,027, respectively, related to the implementation of FAS123(R), “Share Based Payments”. On January 5, 2006, the Board approved a grant of 1,000,000 options to purchase common stock to certain employees and directors of the Company. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and a strike price of $2.03. The Company used the Black-Scholes option pricing model with the following assumptions: no dividend, risk-free interest rate of 4.84%, a contractual life of 5 years and volatility of 169%. The warrants were fair valued at $1.92 each. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

As of September 30, 2006, the following bonus grants of common stock shares were issued to employees and approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan:
•	102,024 shares on January 5, 2006 (related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $449,000)
•	140,923 shares on April 13, 2006 (related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,000)
•	202,133 shares on July 31, 2006 (related to service in the second quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $169,799)

As of September 30, 2006, the Company has accrued for a bonus grant of $304,651 for shares to be issued to certain employees of the Company for their performance related to service in the third quarter of 2006 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards are not yet issued and are pending the Board of Director’s Compensation Committee approval.

On August 17, 2006, the Company issued 70,000 shares of common stock to a consultant from our 2005 Equity Incentive Plan. The Company recorded consulting expense of $44,100 at the time of the issuance of shares at the market closing price of $0.63 per share on August 17, 2006.

On June 24, 2006, the Company hired an investor relations agency for investor services. The agency was awarded both cash consideration and warrants to purchase up to 60,000 shares of common stock. The agency was issued four warrant agreements on July 24, 2006, and each warrant agreement entitled the holder to purchase up to 15,000 shares, with strike prices of $1.25, $1.50, $2.00 and $3.00. During the second quarter, the Company recorded and accrued for a non-cash expense of $45,400 related to the fair value of the warrants.

On April 21, 2006, the Company issued a second and final installment of 15,000 shares of restricted common stock to a consultant pursuant to a consulting agreement dated February 28, 2005. The Company recorded consulting expense of $26,400 at the time of the issuance of shares at the market closing price of $1.76 per share on April 21, 2006.

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

3.1
The Company's Articles of Incorporation and Certificate of Incorporation of the Registrant under the laws of the State of Delaware. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2006).

3.2	The Company's Bylaws as a new Delaware Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 20, 2006).

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

10.16*
Employment Agreement dated August 11, 2006 by and between the Company and Antonio Goncalves, Jr. (incorporated by reference from Exhibit 10.16 to the Form 10-QSB filed by the Company on August 11, 2006)

10.17
Director Compensation and Confidential Information Agreement by and between the Company and Dr. Peter Gammel dated August 11, 2006 (incorporated by reference from Exhibit 10.16 to the Form 10-QSB filed by the Company on August 11, 2006)

10.18*	Consulting Agreement dated August 11, 2006 by and between the Company and Dr. Peter Gammel (incorporated by reference from Exhibit 10.16 to the Form 10-QSB filed by the Company on August 11, 2006)

10.19	Facility Agreement between the Company and Owlstone Nanotech, Inc. dated July 24, 2006 (incorporated by reference from Exhibit 10.16 to the Form 10-QSB filed by the Company on August 11, 2006)

10.20	Jano Holdings Limited waiver letter dated May 9, 2006 (incorporated by reference from Exhibit 10.16 to the Form 10-QSB filed by the Company on August 11, 2006)

10.21	Jano Holdings Limited waiver letter dated July 26, 2006 (incorporated by reference from Exhibit 10.16 to the Form 10-QSB filed by the Company on August 11, 2006)

10.22
Third Amended Warrant dated October 13, 2006, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (filed herewith)

10.23	Investor and Placement Agent Warrant Agreement consent letter to amend the exercise price pursuant to the Securities and Purchase Agreement dated as of December 31, 2004 (filed herewith)

10.24	£3,500,000 Facility Agreement dated November 6, 2006, by and between NAB Ventures Limited and Advance Display Technologies plc (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (filed herewith)

32.1	Section 1350 Certification by Principal Executive Officer and Principal Financial Officer (filed herewith)
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