Form 10KSB
period 2006-12-31
Advance Nanotech, Inc.
filed 2007-03-30
CIK 354699

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Yes ☐ No ☒

Indicate by checkmark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Issuer's revenue for its most recent fiscal year: $506,045.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last price at which the stock was sold, as of March 22, 2007, was $13,994,168. The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock (31,098,151) held by non-affiliates by the closing price of such stock ($0.45), as of March 22, 2007, as quoted on the OTCBB by the National Association of Securities Dealers (the "NASD").

The number of shares of common stock outstanding as of March 22, 2007, was 34,907,742.

TABLE OF CONTENTS

Page Numbers

i

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

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any of our materials on file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549. Our filings are available to the public over the Internet at the SEC's website at http:\\www.sec.gov. Please call the SEC at 1-800-732-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-KSB, 10-QSB, Proxy Statement and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.advancenanotech.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART I

ITEM 1. BUSINESS

Description of Business.

Unless otherwise noted, (1) the term "Advance Nanotech" refers to Advance Nanotech, Inc., a Delaware corporation, (2) the term "Advance Nanotech Holdings" refers to Advance Nanotech Holdings, Inc., a privately-held Delaware corporation, (3) the terms "Advance Nanotech," the "Company," "we," "us," and "our," refer to the ongoing business operations of Advance Nanotech and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company, (4) "Advance Nanotech Limited" refers to Advance Nanotech Limited, a wholly owned subsidiary organized in the United Kingdom, (5) the term "Common Stock" refers to Advance Nanotech Inc.'s Common Stock and the term "stockholder(s)" refers to the holders of Common Stock or securities exercisable for Common Stock, and (6) the term "Warrant" refers to warrants to purchase Company Common Stock.

The Company was originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980, and subsequently changed its name to Dynamic I-T, Inc. and then in January 2004, changed its name to Artwork & Beyond, Inc. ("Artwork"). On October 1, 2004, Artwork entered into an agreement (the "Share Exchange Agreement") to acquire all of the issued and outstanding common stock of Advance Nanotech Holdings pursuant to the terms and conditions set forth in the Share Exchange Agreement. The acquisition transaction (the "Acquisition") closed simultaneously with the execution of the Exchange Agreement. Artwork and its affiliates were unrelated to the stockholders of Advance Nanotech or Advance Nanotech Holdings prior to the execution, delivery and performance of the Share Exchange Agreement. As a result of this transaction (and certain capital transactions including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork was changed, with the former stockholders of Advance Nanotech Holdings acquiring approximately 99% of Artwork’s outstanding common stock. In addition, all of the officers and directors of Artwork prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, and Artwork’s corporate name was changed to “Advance Nanotech, Inc.” As a consequence of the change in control of Artwork resulting from these transactions, all prior business activities of Artwork were completely terminated, and Artwork adopted the business plan developed by Advance Nanotech Holdings prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc. (a Colorado corporation).”

On June 19, 2006, Advance Nanotech, Inc., a Colorado corporation ("Advance Nanotech Colorado"), merged with and into its newly-formed, wholly owned subsidiary, Advance Nanotech, Inc., a Delaware corporation ("Advance Nanotech Delaware") in order to reincorporate in the State of Delaware (the "Reincorporation Merger"). The Reincorporation Merger was approved by Advance Nanotech Colorado's shareholders at its Annual Meeting held on May 11, 2006. As a result of the Reincorporation Merger, the legal domicile of Advance Nanotech, Inc. (the “Company”) is now Delaware. Each outstanding Advance Nanotech Colorado common share ("Colorado Common Stock") was automatically converted into one Advance Nanotech Delaware common share ("Delaware Common Stock"). As a result of the Reincorporation Merger, each outstanding option, right or warrant to acquire shares of Colorado Common Stock converted into an option, right or warrant to acquire an equal number of shares of Delaware Common Stock, with no further action required by any party, under the same terms and conditions as the original option, right or warrant. The directors and officers of Advance Nanotech Colorado in office immediately prior to the Reincorporation Merger continue to serve as the directors and officers of the Company. None of the Company's subsidiaries changed their respective state or jurisdiction of incorporation in connection with the Reincorporation Merger, although the Company’s previously existing Delaware subsidiary with the name Advance Nanotech, Inc. changed its name to “Advance Nanotech Holdings, Inc.” As another result of the consummation of the Reincorporation Merger, the Certificate of Incorporation and the Bylaws of Advance Nanotech Delaware in effect immediately prior to the consummation of the Reincorporation Merger (the "Delaware Charter and Bylaws") became the Certificate of Incorporation and Bylaws of the surviving Delaware Corporation, Advance Nanotech Delaware. Delaware corporate law will generally be applicable in the determination of the rights of stockholders of the Company under State corporate laws.

The Company's principal executive offices are located at 600 Lexington Avenue, 29th Floor, New York, NY 10022, and its telephone number is (212) 583-0080.

Overview
Advance Nanotech is a leading provider of financing and support services to drive the commercialization of nanotechnology related products for homeland security and display technologies.

We identify patent-pending and proprietary nanotechnologies and fund the additional patent development of such nanotechnologies in exchange for the exclusive rights to commercialize any resulting products. Our portfolios of nanotechnologies are grouped into two operating segments: Displays and Homeland Security. The Display segment currently consists of Advance Display Technologies plc (listed on the PLUS-Quoted market in London ticker: ADTP) and its direct and indirect subsidiaries. The Homeland Security segment currently consists of following subsidiaries: Advance Homeland Security plc, Advance Nanotech Ltd., Advance Nanotech Singapore Pte. Ltd, and Owlstone Nanotech, Inc., and their respective direct and indirect subsidiaries.

Advance Nanotech is dedicated to the identification, development and successful commercialization of new and disruptive nano-enabled products. We create value by reducing the cost of commercializing nano-enabled based products. By partnering with universities and leveraging the infrastructure and multi-disciplinary human resources of our university partners, we reduce our cost base otherwise associated with nano-enabled products. After prototypes are proven within the lab and we develop a product roadmap and business plan, we form majority owned subsidiaries around the specific technology. We seek to return value to our shareholders through the sale or licensing of the technology, by securing additional financing for the subsidiary from either the venture capital community or the capital markets, or by successfully executing our business plan and consolidating its income as the majority shareholder.

Advance Nanotech provides a "tool-box" to ensure the technologies into which we invest reach maximum market potential. This tool-box includes financing and support services, such as commercialization guidance, project and infrastructure management, leadership assets, and counsel on intellectual property, licensing and regulatory issues. We work closely with universities to source early stage deals and to generate rights to intellectual property which enables us to forge partnerships with leading global manufacturers to transform innovative nanotechnology concepts into practical solutions.

The Company groups its pipeline of technologies into the following developmental phases:

•	At Market: Nano-enabled products are now being sold to end customers.
•	Near-to-Market Technologies: Technologies with market entrance expected within 18 months.
•	Emerging Technologies: Technologies with market entrance expected within 18 to 36 months.
•
Research Technologies: Early-stage, pre-proof of concept technologies. The Company is developing research technologies in partnership with leading academic institutions. The market entrance is expected to be greater than 36 months.

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

Nanotechnology

Nanotechnology is defined as the design, characterization, production and application of structures, devices, and systems at the atomic and molecular levels measuring between 1 and 100 nanometers (nm). One nanometer is one billionth of a meter, approximately 80,000 times smaller than the width of a human hair. At the nanoscale, the ratio between surface area and volume changes, causing materials to defy their conventional properties, instead exhibiting unique and often unparalleled characteristics.

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

Nanotechnology unlocks new possibilities in certain aspects of science with the potential to enable a step-change towards improved quality of life. Interest in nanotechnology has increased for two related reasons. Firstly, there is a need on the part of industry to go beyond the current limitations of existing technologies to meet the increased needs and expectations of consumers. As with all competitive industries, those businesses with the best product lines at the right price tend to be the most successful. Nanotechnology has effectively unlocked a whole new dimension of functionality and performance and the race is on to develop marketable products which incorporate these enhancements. Secondly, the enabling tools which allow researchers to develop and manufacture products at this scale are now readily usable. We believe these tools also allow us to bridge the nanoscale world to the enabling, or platform, technologies of the micro-world in the production of finished, useful products.

Cost Effective Product Development Network used in Commercializing Innovation

Advance Nanotech strives to provide a product-focused, fast-track commercialization path for innovative nanotechnology. We seek to bridge the gap between pioneering research and marketable products through unique partnerships with leading universities throughout the world. We possess formal collaborations with globally respected academic institutions, such as the University of Cambridge, which provide the critical mass of expertise necessary to undertake pioneering nanotechnology research that may lead to successful product development. We are a strategic partner in the Centre for Advanced Photonics and Electronics ("CAPE") at the University of Cambridge alongside corporations such as Dow Corning Limited, Alps Electric Company Limited, and Ericsson Marconi Corporation. We have also recognized the opportunity to make targeted minority investments in promising, later stage nanotechnologies, such as our investment in Singular ID Pte. Limited, based in the Republic of Singapore.

The science underpinning nanotechnology has been the subject of research, within academia especially, for over forty years. The commercial challenge has been to utilize this investment to produce practical products that fulfill real industry and consumer needs. We believe that the capabilities and infrastructure are now in place to evolve this scientific investment into products. Nevertheless, nanotechnology as a catalyst for industrial change is still nascent, competitive and expensive. We believe that these characteristics create risks for investors. Our portfolio of nanotechnologies provides the diversity that we feel is necessary to mitigate investor risk, while operating within a managed, low-cost environment that we, operating with our academic partners, are able to provide.

As with all early-stage science, academia can usually be found at the forefront. The academic community has been working on the science underpinning nanotechnology for over forty years. As a result, many of the discoveries that were necessary to prove out scientific theory were made in academic labs by university researchers. From this investment a large amount of intellectual capital has been generated, within an infrastructure rich environment of expensive capital equipment and cross-disciplinary human resources.

The academic community is changing all the time. Increasingly we see cross-disciplinary institutes being formed that cut across traditional scientific disciplines. The scientific driver behind this is typically that the old way of distinguishing academic disciplines, physics from chemistry, for example, no longer fit the increasingly integrated nature of academic research - nanotechnology is just one such example of this new convergence in practice. The commercial reason behind this change is that academia is re-evaluating its position in the "supply-chain" of new technologies. Academia is investing large sums of money in state of the art facilities. Having invested large amounts of resources in understanding the science behind nanotechnology, academia is increasingly interested in generating value from its commercialization. We can draw on the existing strengths of universities, namely, scale, infrastructure, personnel, support services, and this new cultural change in approach to develop real technologies that will impact the lives of people throughout the world.

Advance Nanotech maintains a staff of three full time personnel whose principal responsibilities are to assist and mentor the maturation of nanotechnologies, validate progress, the creation and capture of intellectual property and the adherence to developmental milestones set with each academic partner.

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

As of December 31, 2006, Advance Nanotech, Inc. had six full time employees and one part time employee. Advance Nanotech, Ltd. (a UK corporation) had one full time employee. Owlstone Nanotech Inc. (a Delaware corporation) had two full time employees and one part time employee. Owlstone Nanotech Ltd (a UK corporation) had sixteen full time employees.

Governmental Support, Market Estimates and Corporate and Start Up Activity

The National Nanotechnology Initiative (NNI), a federal research and development program established to coordinate the multi-agency efforts in nanoscale science, engineering, and technology, began under former President Clinton's administration with an allocation of $422 million and received over $1 billion in 2006 under President Bush's Budget. Twenty-five United States' federal agencies participate in the NNI, thirteen of which currently fund nanotechnology research and development under the NNI, such as the Department of Defense, the Department of Energy and the Department of Transportation. Additionally, governments on the state level are lending support to nanotechnology pursuits. In January 2006, the California Nanotechnology Initiative (CNI), a program designed to help California create jobs and take the leadership in the global economy, called for an investment in nanotechnology of $4.6 billion over the next ten years through a combination of private equity and public bond financing.

According to the 2006 report provided by Lux Research Inc., the leading market intelligence and strategic advisory firm for nanotechnology and the physical sciences, governments, corporations and venture capital firms spent $9.6 billion globally on nanotechnology research and development in 2005, which is up 10% from 2004. Of this total spent on research and development, governments contributed $4.6 billion, corporations $4.5 billion and venture capital firms $500 million. Lux Research Inc.’s 2006 report stated that North America alone has received more than $3.6 billion of this money.

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

Lux Research Inc.'s 2006 report stated emerging nanotechnology was incorporated into more than $30 billion in manufactured goods in 2005, which was more than double the previous year. In 2014, they estimated that $2.6 trillion in global manufacturing goods will incorporate nanotechnology or 15% of total output.

The National Science Foundation (NSF) estimates the world-wide impact of the nanotechnology industry will require up to 2 million employees world-wide.

Lux Research Inc.'s 2006 report estimated a total of 3,966 US nanotechnology related patents were registered with the US Patent and Trademark Office since 1985. Lux Research Inc.’s 2006 report estimated that 1,408 US trademarks have been issued with the substring “nano” in them dating back to 1965, spread between a variety of 640 companies.

Regulatory Approval

The Company could be subject to FDA approval for certain nanotechnologies in our portfolio related specifically to our medical devices and drug delivery technologies. Our technologies that could require FDA approval are (a) BiMAT- point of care diagnostic devices; (b) Intelligent Biosensors I and II- medical devices; (c) NanoVindex- pharmaceutical product; (d) Nano Diagnostics- medical device; and (e) Bio-Nano Sensium- medical device.

Intellectual Property

The Company has filed 30 US and foreign patent applications, which are all pending. As of December 31, 2006, the Company had zero patents issued in its own name or the name of a majority owned subsidiary. The Company intends to obtain and defend any patents issued in the future which will give us an exclusive right to commercially exploit our nanotechnology inventions for a certain period of time from the filing date of the patent application.

Competition

The nanotechnology industry in general is characterized by extensive research efforts, rapid technological change and intense competition. Other companies will compete with us in areas of research and development, acquisition of products and technology licenses, and the marketing of products that could potentially compete with Advance Nanotech’s portfolio of products. Our ability to successfully compete in the nanotechnology industry will be based on our ability to develop proprietary products, attract and retain top scientific personnel, obtain patent or other protection for products, market and license our products alone or with collaborative partners. The Company faces competition from a variety of companies focused on developing nanotechnology products, including but not limited to Harris and Harris Group, Inc., Arrowhead Research Corporation, Nano-Proprietary Inc., Nanogen Inc., Altair Nanotech, Inc. and Nanometrics Inc. Academic institutions, government agencies and other public and private research organizations may conduct research, seek patent protection and establish collaborative arrangements for discovery, research and development and commercialization of technologies and products that may be similar to our technologies. Many of our competitors and potential competitors have substantially greater financial, technical and human resources than Advance Nanotech and have substantially greater experience in developing products, obtaining regulatory approvals, and marketing products.

However, many companies are looking outside traditional in-house research for new technologies as a less costly alternative. Companies will leverage their market presence and proximity to the end customer as their key differentiator. Many of these businesses are also willing to pay a premium for proven technologies which can be rapidly scaled for manufacturing. We believe Advance Nanotech fills this role of outsourced research and development for many organizations.

SUBSIDIARY AND PORTFOLIO AGREEMENTS

As of December 31, 2006, Advance Nanotech, Inc. possessed controlling interests in five direct and six indirect subsidiaries and a minority interest in one company, as outlined below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK. Owlstone Nanotech, Inc. is incorporated in the State of Delaware. Advance Nanotech Singapore Pte. Ltd. is incorporated in Singapore.

Subsidiary Structure (ownership % is based on the direct level above)
•	Advance Nanotech, Inc.
	o	Advance Homeland Security plc		(100% owned)
	o	Advance Display Technologies plc		(92.9% owned)*
		▪	NanoFED Ltd.	(100% owned)
		▪	Cambridge Nanotechnology Ltd.	(100% owned)
	o	Advance Nanotech Ltd.		(100% owned)
		▪	NanoSolutions Ltd.	(75.0% owned)
		▪	Bio-Nano Sensium Tech. Ltd.	(55.0% owned)
	o	Advance Nanotech Singapore Pte. Ltd.		(90.0% owned)
		▪	Singular ID Pte. Ltd.	(11.45% owned)
	o	Owlstone Nanotech Inc.		(55.4 % owned)
		▪	Owlstone Nanotech Ltd.	(100% owned)

* Advance Display Technologies plc is listed on the PLUS-Quoted market in London (ADTP).

With the exception of Owlstone Nanotech, Inc., Bio-Nano Sensium Technologies Limited and Singular ID Pte. Limited, each subsidiary has been specifically incorporated with the purpose of commercializing technologies within a particular university collaborative program. The collaborative agreements which Advance Nanotech strikes with a particular university will often include multiple research programs around a particular theme. This allows Advance Nanotech to apply additional resources to assist in the development and commercialization of the technology. Additionally, the incorporation of these entities allows Advance Nanotech to build out management teams for each subsidiary as the development of the technology proves successful within the university environment.

The following table summarizes Advance Nanotech, Inc.'s portfolio technologies as of December 31, 2006:

				R&D
				FUNDING
				as
		PORTFOLIO	%	of		DEVELOPMENT
	TECHNOLOGY	COUNT	OWNERSHIP	12/31/2006	PROJECT DESCRIPTION	PHASE	SEGMENT

Centre for Advanced Photonics & Electronics (CAPE)				$ 1,371,135
1	EPI CNT	1	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies	Displays
2	BI-MAT	2	100.00%		Integrated low cost and disposable sensors and sensor arrays	Research Technologies	Homeland Security

(CAPE partner projects with Dow Corning Ltd., ALPS Electric Company Ltd., and Marconi Communications Ltd.)
1	HIMO	3 *	25.00%		High mobility oxides	Research Technologies	Displays
2	NOTICE	4 *	25.00%		Next generation communications infrastructure for broadband	Research Technologies	Homeland Security
3	ANTS	5 *	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies	Homeland Security
4	ROMP	6 *	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies	Homeland Security
5	RANTED	7 *	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies	Homeland Security

Cambridge Nanotechnology Limited (University of Cambridge)				$ 2,813,058
1	Cambridge Nanotechnology	8	100.00%		Indium tin oxide replacement	Emerging Technology	Displays
2	NanoOptics	9	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology	Displays
3	Nano Photonics	10	100.00%		Liquid crystal structures over nanotube array	Emerging Technology	Displays
4	Nano Devices I	11#	100.00%		Silicon nanowires for optical applications	Emerging Technology	Homeland Security
5	Nano Devices II	12#	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology	Homeland Security
6	Inovus Materials	13	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology	Displays
7	Exiguus Technologies	14	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies	Displays

Singular ID Pte Limited		15*	11.45%	$ 195,630	Magnetic nanoparticles for security and authentication	At Market	Homeland Security

Owlstone Nanotech, Inc.		16 ^	55.40%	$ 3,259,497	FAIMS chemical sensor	At Market	Homeland Security

Bio-Nano Sensium Technologies Limited		17 ^	55.00%	$ 1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market	Homeland Security

NanoFED Limited (University of Bristol)				$ 1,376,318
1	Nano FED	18 ^&	100.00%		Lithiated microdiamond emitter for displays	Near to Market	Displays
2	Nano Light	19 ^&	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology	Displays

Nano Solutions Limited (Imperial College, London)				$ 3,230,055
1	Advanced Proteomics	20 ^ ##	75.00%		Engineered nanoparticles for proteomics	Emerging Technology	Homeland Security
2	Intelligent Biosensors I	21 ^ ##	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology	Homeland Security
3	Intelligent Biosensors II	22 ^ ##	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology	Homeland Security
4	NanoVindex	23 ^ ##	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology	Homeland Security
5	Nano Diagnostics	24 ^ ##	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology	Homeland Security
	Visus Nanotech	^ #			Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology	Homeland Security
	Econanotech	^ #			Environmentally friendly nanocomposites	Research Technologies	Homeland Security
	Nanocomposites	^ #			Titanium oxide nanocomposites	Research Technologies	Homeland Security

* Represents a minority interest within the portfolio
^ Represents that the collaboration agreement is held by Advance Nanotech Ltd. (A wholly owned subsidiary of Advance Nanotech Inc.)
& Represents that the research project phase has completed.
# Represents that the research project is terminated.
## Represents that the research project is suspended.
Note: Advance Nanotech Limited has incurred research and development costs to date of $128,311 that are in addition to the above projects.

AT-MARKET TECHNOLOGIES

Owlstone Nanotech, Inc.

OVERVIEW

Owlstone Nanotech was founded to commercialize miniaturized chemical detection technology developed at the University of Cambridge. Using micro and nanotechnology, Owlstone strives to bring about a paradigm shift in the way chemical and explosive threats are detected both at home and abroad. Owlstone’s technology could drive down the cost and size of point detection systems and improve performance. Owlstone's vision is to have substantial penetration in the market for detection systems utilized in at risk locations. At risk locations are identified as financial institutions, government buildings, transportation systems and other public facilities.

For Owlstone Nanotech, 2006 was a year of growth and achievement. In 2006, the company launched its first products, reported revenue for the first time and garnered recognition from important government agencies and market leaders while continuing to improve Owlstone’s proprietary and innovative gas sensing technology.

The following are selected highlights from 2006:
•	Build out of management team, including senior management additions from Smiths Detection North America
•	Generation of product revenues with the launch of the first product called Tourist
•	Commencement of validation testing with two government partners
•	Receipt of two Small Business Innovation Research grants
•	Substantial improvements to core gas sensing technology
•	Successful private placement of $1,925,500

TECHNOLOGY

Scientists at Owlstone Nanotech continue to make marked improvements to the technology and succeeded in reducing the service area of the sensor while simultaneously improving its superior detection performance. Owlstone Nanotech’s unique technology platform could set new benchmarks for reliable, cost-effective chemical sensing and continues to clearly differentiate its competitive advantage over existing technologies.

Owlstone Nanotech is striving to shrink the full functionality of chemical agent detectors using emerging nanofabrication techniques. The Owlstone team believes that it has adapted and extended these techniques to overcome the theoretical limitations and practical considerations that prevent conventional chemical detection products from being made smaller.

Owlstone has filed 16 patent applications in the US and UK, with approximately eight more in the pipeline. Owlstone recognizes the need to aggressively protect its unique design and innovations, thereby increasing the barriers to competition.

MARKET OPPORTUNITY

Homeland security is a major focus for governments across the globe. Management believes there is a current and growing demand for sensors to detect chemical and explosive threats. With current systems costing upwards of several thousand dollars each, it is not economically viable to secure every government building and other potential targets. Nanotechnology is the enabling technology that can drive down the cost and size of integrated detection systems for widespread deployment. The chemical detection market is large and diverse both in terms of applications and competitors. Revenue forecasts for chemical warfare agent detectors have been upwardly revised several times over the last few years to reflect the current geopolitical climate and the emerging threat against unconventional targets. Owlstone’s technology is inherently suited to the application as it builds upon the most widely deployed detection technology in use by today's military forces. The physical basis of operation is already embedded into commercially successful products. The innovation lies in the combination of already existing technology and the exploitation of emerging nanofabrication techniques. Owlstone's devices strive to displace existing systems as new deployment capabilities are exploited. It may become possible to put an Owlstone sensor on the lapel of a soldier, in the air vent of a government building or inside the carriage of a train. According to a report published by In-Stat MDR and Frost and Sullivan, two independent market research companies, the market for next generation chemical and biological sensors, including non-defense applications, will rise from $2.3 billion in 2002 to nearly $4.0 billion in 2007.

Singular ID Pte. Limited

OVERVIEW

Singular ID produces a product (“enxure”), which is an individually tailored tagging solution designed to combat counterfeiting and forgeries. This product offers unique, un-reproducible tags with nanoscale magnetic domains that act like fingerprints to identify each tagged item. Unlike radio frequency (RF) tags, which can be visibly detected, this product prevents others from finding Singular ID tags and removing them, thus an inherent advantage in the anti-counterfeit market.

Headquartered in Singapore, Singular ID Pte. Ltd. is a nanotechnology spin-off company that was founded to commercialize magnetic tagging technology. With a mission to safeguard customers’ interests by providing integrated tagging solutions that protect people, brands, corporate images and market share, Singular ID aims to be the leading solution provider for tracing and authenticating items of value. To achieve this, Singular ID works closely with its clients to tailor its technology to meet specific customer requirements.

On July 28, 2005, Advance Nanotech Inc., through its Singaporean subsidiary, Advance Nanotech Singapore Pte. Ltd., acquired an 11.45% equity stake in Singular ID for SGD$300,000 or approximately $196,000. Under terms of the investment, Advance Nanotech assumed a seat on Singular ID’s Board of Directors.

TECHNOLOGY

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

MARKET OPPORTUNITY

Singular ID platform technology can serve the needs of a wide variety of industries. The initial focus concerns a few niche areas such as diamonds, luxury items and the aircraft industry. For certain aircraft components the tag’s ability to withstand high temperatures gives an immediate advantage. In the case of diamonds and luxury items, a microscopic tag is essential. Since Singular ID technology is widely portable, devices developed to address one area can easily be applied to others. The range of markets is substantial, spanning from personal identification systems to supply chain tracking. One specific example are computer-readable tags on CDs in order to prevent software piracy.

Key areas where identification and authentication is of paramount concern include:

•	Personal identification - passports, driver’s licenses
•	Items of high commercial value -music and software, works-of-art, diamonds, watches
•	Critical items - military equipment, medical supplies, pharmaceuticals
•	Inventory and supply chain tracking

NEAR-TO-MARKET TECHNOLOGIES

NanoFED Limited in partnership with the University of Bristol

NanoFED was formed to develop and commercialize a pioneering Field Emission Display (FED) technology. FEDs are flat panel displays that offer a replacement to traditional bulky Cathode Ray Tube (CRT) displays. FED technology offers low-voltage, highly uniform, rugged displays, compatible with existing manufacturing lines. The company's low voltage flat panel displays have a wide range of potential applications, from displays in cars, mobile phones, high-resolution computers and television screens for both medical and military uses. The broad applicability of the displays provide potential access to capture a share of the direct view television market. The television display market now exceeds $95 billion annually with nearly 35% of that market in CRTs and the remainder in flat panel and rear projection displays. It is this market that the NanoFED emitter technology is most suited to. Furthermore, FED technology is expected to improve backlighting for liquid crystal displays (LCD), which do not otherwise emit light, thereby significantly increasing the performance of existing devices and potentially leading to additional new market applications.

Advanced research was conducted at the University of Bristol, UK. In 2006, NanoFED Ltd., in collaboration with the University of Bristol, filed for four patent applications of its core nanodiamond technology in the US, EU, Japan and South Korea.

Bio-Nano Sensium Technologies Limited

The strategy of Bio-Nano Sensium Technologies is to implement a device, the Sensium™, to the market. The primary focus will be the bio-nanotechnology and government segments where nano-power driven electronic systems with wireless communication capability are vital. The Sensium™ application is expected to provide the bridge for integrating bio-nano systems with existing micro-systems and other technologies for technically and commercially feasible products. If successfully commercialized, the resulting applications could multiply with the expected growth of bio-nanotechnology in the pharmaceutical and medical devices industries. Bio-Nano Sensium Technologies could also derive significant benefit from the growth of sensor networks in the military, homeland security and emergency services markets world-wide.

The Sensium™ is the communications component of an implantable or surface worn biosensor. It is a component of a device that is fabricated to be compatible with a specific sensor and communicates the data to a central device within the room or environment to collect the data. The Sensium™ is a generic wireless sensor platform and information processor combining a programmable sensor interface with local intelligence using the proprietary ultra-low power nano-CMOS (complementary metal oxide semiconductor) based systems technology of Toumaz Technology Ltd. The Sensium™ offers the possibility for a nano-powered computing and communication device, sensor, and power source in a single silicon package. The Sensium™ has an ultra-low power transceiver that can be programmed to operate in different frequency bands and under various standard wireless protocols. This technology is designed for integration with bio-nanosystems where final product devices must be small, low powered, possess on-board processing capability and incorporate wireless communications.

While there is no assertion that this new low power mixed signal technology will replace digital processing, it will be applicable to a wide range of situations wherever low power is an essential design concern. Target markets include portable or autonomous battery operated devices. Example products include mobile communications devices, multi-standard wireless transceivers, MP3 players, security tags, smart cards, sensors and monitoring devices.

EMERGING TECHNOLOGIES

NanoLight in partnership with the University of Bristol

With the rising costs of energy around the globe, there is an immediate need for high-efficiency, low-cost lighting sources for both displays and general lighting devices. NanoLight is developing enhanced phosphors incorporating zinc oxide (ZnO) nanorods for high-efficiency, low voltage Field Emission Displays (FEDs) and Light Emitting Diodes (LEDs). The zinc oxide nanorods that are under development are more environmentally friendly and will consume ninety percent less energy than traditional light sources. We anticipate that this new display and backlighting technology will offer substantial improvements in efficiency over existing FEDs and LEDs.

The first phase of the NanoLight program evaluated the feasibility of generating new low voltage phosphors on glass substrates for FEDs already being developed by Advance Nanotech’s NanoFED project. In the second stage of the program, researchers will work to integrate the proposed hybrid phosphors into new types of LEDs. Advance Nanotech envisions fabricating a prototype LED using coating procedures already available in the University of Bristol’s laboratories. The NanoLight technology could be licensed to current phosphor manufacturers. The NanoLight phosphor production process is compatible with currently available equipment. New materials can enable enhanced competition in this market.

Nano Devices I and Nano Devices II in partnership with the University of Cambridge

Nano Devices I was developing a new generation of sensors and detectors that utilize silicon nanowires as their engine. This technology will integrate new high mobility transistors based on silicon nanowires with more conventional silicon electronics. Working closely with nanowire synthesis and characterization teams, the Nano Devices I scientists have demonstrated the ability to make good electrical contacts to silicon nanowires, a key element in integration with conventional electronics.

Nano Devices II project was investigating the integration of silicon nanowires with conventional silicon electronics for optical devices, image capture and chemical sensors. Optical response to impinging light has been demonstrated in gated silicon nanowire based structures. Arrays of these gated structures could enable a new generation of inexpensive infra-red imagers.

The Nano Devices I and II projects were stopped on August 31, 2006. A recent re-assessment of the market and competing technologies has indicated that in the short-term the demand for this type of technology might not be as significant as originally anticipated. Following the refocusing of Advance Nanotech’s activity around the Company’s two portfolio segments, Advance Display Technologies and Advance Homeland Security, it has been decided to stop the project and reallocate the related human and financial resources to other ongoing projects at the University of Cambridge. Advance Nanotech has already captured all of the generated intellectual property rights through two US patent applications. Once the filed patents are granted, Advance Nanotech will consider approaching potential users of the proprietary technologies for a sub-licensing deal.

Nano Photonics in partnership with the University of Cambridge

Nano Photonics is developing a new class of liquid crystal (LC) composites that combine the electrical characteristics of nanowires and nanotubes with the optical properties of LCs to achieve strongly enhanced alignment specifications and homogeneity. Nano Photonics uses sparse arrays of Carbon Nanotubes (CNTs) to develop novel devices for enhanced performance liquid crystal displays (LCDs) and other display applications. The ability of CNTs to appear as large structures (with respect to the size of a LC molecule) within an LC device means that there is a strong interaction between the nanotubes and the LC material. CNT arrays or 'grass' can be used as a very strong alignment layer for LC materials with the potential for user defined LC pre-tilt. This will simplify the LCD manufacturing process and avoid an additional fabrication step required to create an alignment surface for the LCs.

In addition, strong surface interactions with CNTs mean that LC materials can be configured into photonic structures with features both above and below the wavelength of light. A number of micro-optical devices can be realized such as image diffusers, sensors and micro-lenses. Their application would benefit digital cameras as well as head-up projection displays and LCDs.

Two invention disclosures have been submitted including liquid crystal micro optical components and nanotube and nanowire for liquid crystal alignment. At least one patent application will be filed in the short term to pave the way to the development of the first commercial product.

Cambridge Nanotechnology in partnership with the University of Cambridge

Flexible displays are expected to create new markets within the electronic display industry. A flexible display could, for example, be used to create a fully updatable newspaper which could be rolled up into a coat pocket. Flexible displays could also be used to create new cellular phones and other easily collapsible consumer devices.

Cambridge Nanotechnology is developing a flexible, transparent conducting composite incorporating silicon nanowires and CNTs that has the specifications and potential to be used as the composite in flexible displays. The Cambridge Nanotechnology composite aims to have a surface conductance of 30 ohm/sq and 90% transmission, making the composite rival the performance of Indium Tin Oxide (ITO), the industry standard used in flat, rigid displays such as liquid crystal and plasma displays. ITO is the best available transparent conducting oxide. ITO on glass is a key material in the display industry and results in the rigid and inflexible displays common to most devices. Flexible displays using polymer substrates have emerged as the preferred method of achieving desired flexibility. Flexibility using polymer substrates requires a flexible transparent conductor. ITO fails this because it is brittle above 2% strain, whereas polymer substrates can be bent over. Developing such a composite is widely viewed as the last remaining technical hurdle to the wide-spread commercialization of flexible displays. In May 2006, the team filed one US patent application for polymer composites for ITO replacement. As of December 2006, the Cambridge Nanotechnology team has produced mix CNT/polymer composites with optical transparency in excess of 70% and with a surface resistance as low as few hundred ohm/sq.

Advance Nanotech has identified the possibility of partnering with a global leader organization in the production of polymer materials and is in negotiations to establish a collaboration with both Cambridge Nanotechnology and Exiguus to further expedite the research progress and commercialization.

NanoOptics in partnership with the University of Cambridge

NanoOptics is developing enhanced polymer composites incorporating nanoparticles for ultrafast light modulation and laser pulse generation for use in telecommunications equipment. NanoOptics will deploy carbon nanotube polymer composites for a new range of photonic devices. Such devices are expected to find a wide range of applications not only in optical and telecommunications but also in bio-medical instruments, chemical analysis, time resolved spectroscopy, electro-optical sampling, microscopy, medical diagnostics and therapeutics, material processing, marking and drilling. Advantages of CNT composites not only include their high speed and strong non-linearity (when compared with conventional III-V nonlinear elements), but also their wide wavelength range, reliability and low cost. NanoOptics will be licensed to laser and optical component manufactures.

NanoOptics technology is suitable for application in three separate and very attractive markets: a) short pulse lasers for material processing, metrology, research and instrumentation; b) optical interconnects for high data rate electronics circuit and backplanes; and c) photonic integrated circuits. The CNT based devices developed by NanoOptics have the potential to provide high performance range of functions such as pulse generation, pulse reshaping, optical signal regeneration and noise suppression in a flexible and highly integrated format, at a very low cost.

In March 2006, researchers produced their first working prototype by demonstrating the efficient and inexpensive production of CNT-polymer mode-lockers. These have been used to build an ultra fast (400 fs) pulsed fiber-laser. Our scientists at NanoOptics have started the development of new CNT-composites using optical adhesives and advanced photonic polymers. These composites can be directly applied at the end of the optical fibers or on the surface of lenses and other optical devices. The promise of CNTs for photonics (with less than 2 mg of CNTs) will hopefully be produced at a cost of approximately $2.00. For comparison, a commercially available single semiconductor based mode-locker can cost more than $1,000. The research team has focused on optimizing the performance of pulse generating devices that can be promptly inserted into existing laser systems without sophisticated and time-consuming alignments traditionally associated with modifying optical equipment. In December 2006, NanoOptics agreed to the shipment of evaluation samples of its mode-lockers to a leading manufacturer of short-pulse lasers based in Germany. In 2006, the NanoOptics team drafted two US patent applications for (1) optical nanotube compositions and uses thereof and (2) nanostructure polymer composites. The value of the technology proposed by NanoOptics at Cambridge has also been recognized by the review panel of the prestigious Brian Mercer grant and the technology was short listed among the four finalists for the award ceremony.

Advanced Proteomics in partnership with Imperial College London

Proteomics is an enabling science for drug discovery, diagnostics markets and life sciences research. Advanced Proteomics is developing a technology platform that is designed to collect a specific protein or sub-set of proteins, in-vivo, at a defined time and under controlled cellular conditions, thus providing a “snapshot” of protein expression within the cell. The Advanced Proteomics 'toolkit' may offer opportunities across the spectrum of the proteomics market, closing crucial gaps where existing methods are insufficient and providing a powerful technology for the development of future applications in this market.

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

Intelligent Biosensors I & Intelligent Biosensors II in partnership with Imperial College London

Intelligent Biosensors I is investigating the development of low-power wireless arrays for next-generation EEG (electroencelography) monitoring of epilepsy, using expertise in nano-powered electronic systems. These new systems may pave the way for better detection of epileptic seizures (EEG signals from the brain cortex). If research proves successful, this technology could ultimately lead to fully-implantable sensor systems that could be of specific benefit to seizure patients.

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

As of December 31, 2006, Advance Nanotech, Inc. suspended its five Emerging Technology projects with Imperial College of London. The commercial milestones of the projects are being refocused to fit within the Company's Homeland Security division, and the existing collaborative agreement is currently in renegotiation. The Company may terminate any of these projects or decide to invest in new projects through the College as part of a new collaboration agreement.

Inovus Materials in partnership with the University of Cambridge

Inovus is using carbon nanotubes and liquid crystal (LC) based composites to improve the performance of optical engines in high resolution projection based displays. Inovus is exploiting CNTs to both increase the performance and enable all optical addressing of LC materials in spatial light modulators, which lie at the heart of projection systems. Optically addressable spatial light modulators (OASLMs) will enable new high resolution and high contrast optical engines, creating lifelike images in projection based systems for home, office and next generation digital cinema. Real time, high resolution digital cinema will greatly improve the viewing experience of moviegoers and could have a significant impact on the electronics components and home entertainment markets.

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

Also in 2006, the Inovus team has reached the following four milestones: (1) functionalization of nanomaterials for elevated solubility in an LC host, (2) measurement of nonlinear optical properties of LC nanocomposites, (3) construction of an initial optical system for reading and writing images on the CNT- LC systems, and (4) advancement of the understanding of the key material and operation requirements for OASLMs.

RESEARCH TECHNOLOGIES

Exiguus Technologies in partnership with the University of Cambridge

Exiguus is developing nanostructured organic semiconductor composites for high performance plastic electronics. The goal is to develop “organic” or “plastic” transistors and integrated circuits which match or exceed the performance of amorphous silicon devices but with much lower device fabrication costs. Research into organic transistors may lead to new uses of these promising devices. Large area, flexible plastic chips could usher in new generations of smart cards, toys, appliances, and displays that might not be physically or commercially viable using today’s technology. We will be able to incorporate these intelligent circuits into a variety of objects. In addition, through the use of reel-to-reel printing as a manufacturing method, plastic electronics hold the promise of tremendously reducing production costs. A full range of electronic and optoelectronic components could be printed, including transistor circuits, photovoltaic films, RF ID tags, displays, logic and memory components, wireless interfaces and RF shields. Electronic and optoelectronic fabrication plants will resemble printing presses and markets could be created where conventional silicon chips cannot go today because they are too costly and rigid. Enabling this revolution will require polymer materials that can be inkjet printed while exhibiting carrier mobility and current transport characteristics that make them suitable for electronic device applications. This is the unmet technology need addressed by Exiguus’ researchers. During 2006, two US patent applications have been filed. The first was for nanotube and nanowire composites for organic semiconductor devices. The second was for metal substrates for short and straight nanowire growth.

In 2006, the project achieved significant progress in the development of new organic transistors. Building on the previous advancement in novel composites comprised of organic polymers and nanostructured materials, the Advance Nanotech research team, in collaboration with the University of Cambridge, inkjet printed the first set of prototype transistors using proprietary nanostructured inks. Further research activity is currently being performed in order to optimize material properties and device characteristics for display applications.

As of December 2006, the research team has produced several transistor prototypes with varying CNT loading. This has clarified the impact of CNT treatment and loading on the transistor performance. A review of scientific literature has highlighted the need to overcome some key issues in CNT dispersion and polymer handling. The latter could be more effectively addressed through a collaboration with development partner. Advance Nanotech, Inc has identified the possibility of partnering with a global leader organization in the production of polymer materials and is in negotiations to establish a collaboration with both Exiguus and Cambridge Nanotechnology to further expedite the research progress and commercialization.

Centre for Advanced Photonics and Electronics (“CAPE”) in partnership with the University of Cambridge

On February 1, 2005, Advance Nanotech entered into a strategic partnership agreement with the new Centre for Advanced Photonics and Electronics (“CAPE”) together with the University of Cambridge, Alps Electric Company Limited, Dow Corning Limited and Ericsson Marconi Corporation plc. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. Members of the Electrical Engineering Division routinely publish more than 100 papers each year and in the recent past approximately 70 patents have been filed and 10 spin-out companies have been formed as a result of their research.

Substantial grants from the Higher Education Funding Council for England (HEFCE) through its Science Research Investment Fund (SRIF) supported the construction. The building was completed in early 2006.

Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in the Centre, with a particular emphasis on nanotechnology. In addition, each strategic partner and the University of Cambridge nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed approximately $4.9 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners.

ADVANCE NANOTECH PROJECTS WITHIN CAPE

The Company exclusively owns the following two CAPE projects:

•	epi-CNT Epitaxial growth of carbon nanotubes
•	BiMAT Integrated low cost and disposable sensors and sensor arrays

The epi-CNT project will explore the development of a new, inexpensive and precise method for the controlled growth of single wall carbon nanotubes. Carbon nanotubes are vital to the advancement of nanotechnology due to their extreme electronic, optical and mechanical properties. Single walled carbon nanotubes can be insulating, semi-conducting or metallic depending on growth conditions. This wide range of physical properties enables a plethora of electronic, optical and material applications, including transistors, interconnects in integrated circuits, and components for optical networks. However, each of these applications requires either purely semi-conducting or purely metallic carbon nanotubes. Current nanotubes fabrication methods produce a mixture of the two types and expensive processing is subsequently required to separate them. The epi-CNT’s controlled growth process could ensure the fabrication of the desired type of carbon nanotubes from the start.

As of December 2006, the team is still performing numerical simulations to ascertain the validity of the proposed technology, prior to proceeding to any time consuming implementation of the controlled CNT growth process.

BiMAT is developing integrated, low cost and disposable sensors that incorporate arrays of functionalized thin film transistor (TFT) metal gates for infectious disease detection and surveillance.  Advance Nanotech initiated the BiMAT project in October 2006. The intellectual property covers the sensor detection mechanism and a TFT structure that enables integration and separate optimization of the electronic and sensor functions. The low cost, TFT-based integrated circuits for readout of the sensors will have a wide range of applications in disposable biosensors for infectious disease detection and identification of the biomarkers of disease.

The BiMAT program technology is being incorporated into FLUTEST, a European Commission supported research project for improved diagnosis and early warning systems for avian influenza outbreak management, commonly referred to as "bird flu." Advance Nanotech is a commercial participant in FLUTEST.   BiMAT technology will eliminate the need to send samples to specialized laboratories, speeding treatment and reducing problems of sample handling, storage, and mislabeling that can cause significant delays in containing the spread of infectious disease.

STRATEGIC PARTNERSHIPS WITHIN CAPE

The Company is also part of the five joint strategic CAPE projects of which Advance Nanotech, Alps Electric Company, Dow Corning Limited and Ericsson Marconi Corporation each own 25-33% of the commercialization rights associated with the projects. The Company along with the other three Strategic Partners of CAPE share the rights to a non-exclusive license that could emerge as a final result of any of the four strategic CAPE projects.

The following four projects are equally funded (25% each) by the four Strategic Partners.

•	HIMO: High Mobility Oxides
•	NOTICE: Next generation overlay communications infrastructure for broadband services
•	ANTS: Artificial Nanoscale Threshold Switching in phase change materials
•	ROMP: Reconfigurable Optical Modes in Plastic fibres and waveguides

These strategic projects provide the underpinnings to the large scale deployment of nanotechnology. HIMO has as its objective a simple, high mobility, thin film transistor (“TFT”). Amorphous silicon is the basic material for present day TFTs and their use in large area electronics. Amorphous silicon is cheap and easy to deposit over a large area; however, alternative low-cost materials providing higher mobility than amorphous silicon may be required by the industry. HIMO seeks to enable high speed electronics for image processing and 3D displays using the existing low cost infrastructure. To date, various mixed oxides have been studied and initial depositions of sputtered oxides have been performed and the first TFT devices have been fabricated and characterized. High mobility has been demonstrated on selected oxides and the team is now optimizing the fabrication of metal contacts and transistor structures. As of December 2006, the project’s progress was repeatedly reviewed and found to be more than satisfactory by all of the CAPE Strategic Partners.

NOTICE is a system level ultra-broadband access technology that aims to fully exploit the bandwidth potential of optical fiber and to create a common infrastructure for wireless and wire line ultra-broadband networks. The following four NOTICE milestones have been met: (1) hardware options for fiber and fixed wireless link options for providing access links to users have been examined, (2) potential multiplexing techniques for allowing large numbers of users to access the core network in a manner that might be readily overlaid on the current telecommunication systems have been studied, (3) multiplexing strategies that will drive network architecture and protocol adoption have been identified and (4) a variety of multiple-channel network configurations have been assembled and tested. As of December 2006, the project has undergone a formal review and showed excellent progress towards achieving the set milestones. The team has also had a chance to prove the viability of the proposed optical data transmission scheme using organic devices.

ANTS seeks to develop low cost, integrated and non-volatile memory for future mobile and consumer electronics. The ANTS is nearing completion as the project has met all of the milestones and the final goal of reducing the write currents in phase change media and improving the scope for both materials selection and miniaturization. The CAPE strategic partners are currently evaluating the final report that summarizes the project's findings on the technical feasibility.  A reassessment of the technical aspects and the commercial potential of the technology will be debated within CAPE.  As of December 2006, the CAPE strategic partners have not yet deliberated in favor of a continuation of the project. Although the results of the initial technology feasibility study were encouraging, the partners have not yet decided whether to commit to funding a prototype development phase and this matter is still subject to discussions.

ROMP aims at enhancing data transmission in multimode fiber optical communication and the image quality of holographic projectors. These improvements are achieved by dynamically varying the optical modes launched into an optical fiber through holographic techniques. The project has already shown the ability to control and enhance optical signal propagation in optical fibers. The research team will now focus on characterizing the achieved improvement in data transmission and bit error rate. As of December 2006, the team of holographic experts responsible for ROMP has been put in closer contact with photonic communication experts within CAPE in order to accelerate and further validate data transmission tests.

In addition, the fifth project is a joint venture between only Advance Nanotech, Alps Electric Company and Dow Corning Limited with each partner owning an equal 33% of the commercialization rights associated with the project.

•	RANTED: Re-orientable Aligned Carbon Nanotube Dielectric Devices

RANTED will explore the development of a new class of materials with unique dielectric properties in a microwave range, suitable for applications in tunable antennas for mobile phones and other wireless systems. The project will result in new wireless antenna technologies that substantially reduce the footprint required for multiple antenna systems, while simultaneously reducing background noise and increasing the capacity of mobile wireless systems. Electro-optic devices made from these materials have applications including: the manipulation of radiation in medical imaging, adaptive antennae, filters, receivers and transmitters for microwave and terahertz systems, radio, radar applications, satellites and mobile phones. RANTED delivers novel and unique materials with tunable characteristics that address the unmet market need for versatile, multiple standard, low cost and small footprint microwave antennas, and transmission/detection devices. Although initial numerical explorations of the technology feasibility have been conducted, experimental device development now requires the recruitment of highly interdisciplinary research specialists. As of December 2006, the recruiting process was still ongoing.

ITEM 2. PROPERTIES.

As of the date of this report the Company does not own any interest in real property.

The company currently leases 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010. Management believes the office space is adequate for the Company’s current needs.

The Company formerly leased office facilities from a stockholder in London at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (GBP £2,500). The lease expired on June 30, 2006 and the Company has terminated the rental agreement as of December 31, 2006.

The Company’s indirectly owned subsidiary Owlstone Nanotech, Ltd. has three leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All three leases are on a month to month basis, and either party can terminate at any time with a 30 day notification. The following is a breakdown of the three leases and their other terms:
•	Unit 17- 1,280 square feet and monthly rent payments of approximately $8,800 (GBP £4,500) which commenced on Oct. 13, 2006
•	Unit 33- 1,280 square feet and monthly rent payments of approximately $7,700 (GBP £3,950) which commenced on Feb. 14, 2005
•	Unit 47- 205 square feet and monthly rent payments of approximately $1,500 (GBP £786) which commenced on Jan. 13, 2006

Effective August 14, 2006, the Company’s directly owned subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Park 80 West Plaza 2, Saddle Brook, NJ, for monthly rent of $2,000. The lease is on a month to month basis and either party can terminate at any time with a 30 day notification. The office is utilized as an executive office for Owlstone Nanotech Inc.

Effective August 14, 2006, the Company’s directly owned subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Cambridge Innovation Center, Jacksonville Room, One Broadway, 14th Floor, Cambridge, MA for monthly rent of $1,300. The lease is on a month to month basis and either party can terminate at any time with a 30 day notification. The office is utilized as Owlstone Nanotech Inc.’s laboratory for research and development activities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006 through solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

RECENT MARKET PRICES

The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASD Electronic Bulletin Board under the symbol "AVNA.OB."

During the years ended December 31, 2006 and 2005, the average weekly trading volume was 410,068 and 152,786 shares, respectively. (Certain shares of Company common stock were registered for resale on a Registration Statement on Form SB-2 which was declared effective by the SEC on November 3, 2005. Between November 3, 2005, and December 31, 2005, the average weekly trading volume was 840,313 shares.)

The following table sets forth the high and low bid prices for a share of the Company's common stock during each period indicated, as quoted on the NASD Electronic Bulletin Board. Bid quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

	FISCAL YEAR ENDED
	DECEMBER 31, 2006		DECEMBER 31, 2005
	HIGH	LOW	HIGH	LOW
1st Quarter	2.23	1.31	16.00	5.00
2nd Quarter	2.00	0.95	9.50	3.20
3rd Quarter	1.20	0.62	8.60	4.65
4th Quarter	0.89	0.57	6.24	1.51

On December 31, 2006, the closing price of a share of the Company's common stock, as quoted on the NASD Electronic Bulletin Board, was $0.71.

SHARES OUTSTANDING

As of March 22, 2007, an aggregate of 34,907,742 shares of the Company's common stock were issued and outstanding and were owned by approximately 3,699 stockholders of record, based on information provided by the Company's transfer agent.

DIVIDENDS

The Company is prohibited from the payment of dividends per a restricted payments covenant pursuant to section 6.B.XI of the Jano Holdings Ltd. credit facility agreement dated August 14, 2006. If Jano Holdings Ltd. were to issue a waiver for the covenant restriction, any dividend payment is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition and other relevant factors. The Company has never paid dividends on its common stock and does not anticipate that it will do so in the foreseeable future.

DESCRIPTION OF SECURITIES

Common Stock Shares Outstanding

The authorized capital common stock of the Company currently consists of 75,000,000 shares of common stock, $.001 par value. As of December 31, 2006, 34,371,462 shares of the Company's common stock were outstanding.

Preferred Stock Shares Outstanding

The authorized capital preferred stock of the Company currently consists of 25,000,000 shares of preferred stock, $.001 par value. As of December 31, 2006, zero shares of the Company's preferred stock were outstanding.

Stock Purchase Warrants

The Company issued investor warrants ("Investor Warrants") to purchase an aggregate of 5,889,325 shares of the Company's common stock at the exercise price of $3.00 per share in connection with the private placement. Of these warrants to purchase 5,889,325 shares, as of December 31, 2006, 3,452,200 warrants have been re-priced to $1.25 per share as part of the Company’s effort to align a majority of outstanding warrants of the Company. The Company issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement. The Investor Warrants have an expiration date of five years. Warrants currently outstanding are exercisable, on the identical terms and conditions, to purchase one share of the Company's common stock.

The Company also issued warrants to the placement agent ("Agent Warrants") to purchase an aggregate of 984,866 shares of its common stock at the exercise price of $2.00 per share in connection with the private placement. Of these warrants to purchase 984,866 shares, as of December 31, 2006, 720,815 warrants have been re-priced to $1.25 per share as part of the Company’s effort to align a majority of outstanding warrants of the Company. These Agent Warrants have an expiration of three years. The shares and the warrants were sold by the Company to the investors on the terms and conditions set forth in the Securities Purchase Agreement filed as Exhibit 10.5 in a Current Report on Form 8-K filed on January 26, 2005, and as Exhibit 10.10 in a Current Report on Form 8-K filed on March 4, 2005 which is specifically incorporated herein by reference.

The revised exercise price is out of the money as of December 31, 2006 (measurement date), because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

The re-pricing of the Investor Warrants and Agent Warrants referred to above was triggered by the re-pricing of the warrants to Jano Holdings Ltd. related to obtaining certain waivers under the Company’s credit facility. Re-pricing of the warrants to Jano triggered the anti-dilution adjustment in Section 2.1(c) of the Investor and Agent Warrant Agreements and re-priced the Investor Warrants from $3.00 to $2.71 per share and the Agent Warrants from $2.00 to $1.88 per share. However, the Company and the Board of Directors have decided to re-price all of the issued Investor and Agent Warrants pursuant to the Securities and Purchase Agreement dated as of December 31, 2004, with a new exercise price of $1.25 per share. Prior to the anti-dilution re-pricing becoming effective, each investor and placement agent had been mailed a consent letter by the Company on October 13, 2006, that will approve and consent to the amendment of its Warrant Agreement to change the exercise price as set forth above. Once these letters are received from each warrant holder, signed and returned to the Company, the amendment to the Warrant Agreement will become effective to such warrant holder. The Company will accept the consent letters up until the close of business on the date of the 2007 Annual Meeting, June 7, 2007.

Equity Incentive Plan

On December 22, 2005, the Company's Board of Directors adopted the 2005 Equity Incentive Plan (the "Plan"), pursuant to which the Company has reserved 3,000,000 shares of its common stock, par value $0.001, for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of the Company's common stock ("Stock") or options to purchase Stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board delegated administration of the Plan to an equity incentive committee currently consisting of directors Lee Cole and Virgil Wenger. The equity incentive committee will be responsible for approving all grants made under the Equity Incentive Plan. The board of directors approved the Plan in order to replace the Company's previously adopted Stock Option Plan (the "Old Plan") based upon the advice of outside tax counsel in light of recent changes to the Internal Revenue Code, specifically Rule 409A. The board of directors terminated the Old Plan simultaneously with the adoption of the Plan and no further grants of awards shall be made under the Old Plan. Concurrently with the termination of the Old Plan, the rights of holders of options previously granted and outstanding under that plan terminated and are no longer effective and all participants under the Old Plan became participants under the Plan.

Equity Compensation Plan Information as of December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	none	none	none
Equity compensation plans not approved by security holders	1,747,896	2.14	1,252,104
TOTAL	1,747,896	2.14	1,252,104

SALES OF UNREGISTERED SECURITIES

On June 24, 2006, the Company hired an investor relations agency for investor services according to a work order of deliverables. The agency received warrants to purchase up to 60,000 shares of common stock. The agency was issued four warrant agreements on July 24, 2006, and each warrant agreement entitled the holder to purchase up to 15,000 shares, with strike prices of $1.25, $1.50, $2.00 and $3.00. The Company recorded a non-cash expense of $45,400 related to the fair value of the warrants. Should either party terminate the agreement prior to the exercise of these warrants or the one-year anniversary date of the agreement, the aggregate number of shares will be reduced and adjusted on a pro-rata basis.

The Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and warrants to purchase 36,232 shares of common stock. The agency was issued the warrants on January 2, 2006, with a strike price of $2.07. During the first quarter, the Company recorded a non-cash expense of $74,638 related to the fair value of the warrants. The Company calculated the expense by using the Black-Scholes option pricing model and the warrants were valued at $2.06 each.

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

On February 28, 2005, the Company entered into a consulting agreement whereas the consultant rendered investor relation services to the Company for a period of one year from commencement with a one time option to terminate the agreement on August 28, 2005, which the Company did not exercise. The agreement required the Company to issue the consultant 30,000 shares in two separate traunches. On September 9, 2005, the Company issued the first traunche of 15,000 shares of restricted common stock. The Company recorded a consulting expense of $82,485 at the time of the issuance of shares at the market closing price of $5.50 per share on September 9, 2005. On April 21, 2006, the Company issued the second and final installment of 15,000 shares of restricted common stock per the consulting agreement dated February 28, 2005. The Company recorded a consulting expense of $26,400 at the time of the issuance of shares at the market closing price of $1.76 per share on April 21, 2006.

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

During 2005, the Company settled with investors in Artwork and Beyond with respect to certain corporate actions effected prior to the corporate share exchange conducted on October 1, 2005. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003, into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock. The warrants were issued in January 2006. The new warrants have a strike price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model and valued the warrants at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

A predecessor entity of Artwork and Beyond, Inc., Dynamic IT, was a party to certain stock option plans. There are 7,027 stock options remaining under the 2001, 2002, and 2003 Dynamic IT Stock Option Plans. These stock options were previously granted by other management and subsequently assumed by Advance Nanotech as a result of the reverse merger. The Company acknowledges and accounts for these options. No future grants may be made under these plans. The exercise price of these grants ranges from $27.23 to $700.00. The 2001, 2002, and 2003 Dynamic IT Stock Option Plans will expire on August 31, 2009, October 31, 2010, and February 2, 2012, respectively.

In November 2005, the Company issued 384,943 shares of unregistered common stock to settle the "Non-Registration Event" penalty by settlement in shares of common stock in accordance with the penalty provisions outlined in the private placement. The Company recorded a non-cash expense of $2,325,193 in 2005 associated with the transaction to settle the non-registration event.

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

PLAN OF OPERATIONS

The Company's strategy is to leverage technology which has been developed at universities. The Company benefits from work done at those universities by establishing majority-owned subsidiaries to commercialize promising technologies. Although the Company is likely to produce prototypes and develop manufacturing processes, it may not ultimately manufacture the products developed. The Company has two main ways to potentially generate more product sales revenue:

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

The decision as to which approach to take will be dictated by which approach will, in the opinion of management, generate the highest return for the Company. This approach may vary from product to product.

TWO YEAR PLAN

Our metrics of defining success over the next two years include establishing strategic partnerships in our operating subsidiaries to further drive market penetration of at-market products and to commercialize a number of nano-enabled technologies presently under development. For Advance Nanotech, commercialization of a technology can occur through: (i) a sale or a license to a third party, typically a large industrial corporation, or (ii) a third party financing through either the capital markets or a private equity financing. In each case, we are seeking to create a high multiple valuation of the technology. In the case of a sale or license, we would seek recovery of our invested capital and then either a premium or royalty based income stream. In the case of third party financing, we would seek to negotiate investment on a significantly increased valuation and maintain our equity position for future monetization.

Our objective is to continue to regularize the successful occurrence of nanotechnologies over the course of the next two years. We believe execution of commercialization will deliver value to our stockholders. Our web-based project management software and our real-options portfolio valuation methodologies are tools which enable us to rapidly assess progress and target opportunities for further commercialization. We continually reassess those technologies within our group for ongoing financial support and terminate those that are not aligned with our corporate plan. Management believes this will provide a highly tuned, process driven model for the rapid and cost effective development of our technologies and subsidiary operations.

Within the next two years we wish to have established partnerships with companies who would engage Advance Nanotech to assess new market opportunities. Companies are looking outside traditional in-house research for new technologies as a less costly alternative. Companies will leverage their market presence and proximity to the end customer as their key differentiator. Many of these businesses are also willing to pay a premium for proven technologies which can be rapidly scaled for manufacturing. We believe Advance Nanotech fills the role of outsourced R&D for those organizations. Our experience with the university environment coupled with the tools we deploy throughout our portfolio creates a compelling prospect for larger companies who have neither the time nor resources to manage such engagements themselves. A partnership can be crafted where Advance Nanotech develops the technology in its initial stages with an in-kind contribution from our partner to lay out the performance characteristics required from the technology in order for it to be commercially viable. We believe this can then lead to licensing discussions or joint-venture negotiations which will ultimately lead to a commercialization event.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

The Company has generated revenues of $506,045 in the year ended December 31, 2006. Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist Products and Vapor Generators along with instructional and set-up services provided to customers as of December 31, 2006. The Company did not generate any revenue in 2005.

Research and development costs for the year ended December 31, 2006, as compared to the year ended December 31, 2005, were $6,105,311 and $6,898,247, respectively, representing a decrease of $792,936 or 11.5%. Research and development costs include costs associated with the projects shown in the table below.

PROJECT	2006	2005	CHANGE FROM PRIOR YEAR
Owlstone Nanotech, Inc. (1)	$1,626,886	$897,204	$729,682
NanoFED Ltd (2)	737,180	639,138	98,042
Bio-Nano Sensium Technologies Ltd (3)	-	1,560,591	(1,560,591)
Cambridge Nanotechnology Ltd (4)	952,476	1,860,582	(908,106)
Nano Solutions Ltd (5)	1,746,367	1,483,688	262,679
Centre of Advanced Photonics & Electronics(6)	914,091	457,044	457,047
Advance Nanotech Ltd (7)	128,311	-	128,311

TOTAL	$6,105,311	$6,898,247	$792,936

(1) Developing one nanotechnology
(2) Developing two nanotechnologies
(3) Developing one nanotechnology
(4) Developing seven nanotechnologies
(5) Developing five nanotechnologies
(6) Developing six nanotechnologies, one of which is exclusively funded by Advance Nanotech and five of which are funded by Advance Nanotech in partnerships with Dow Corning Limited, Alps Electric Company and Ericsson Marconi Corporation.
(7) Management expenses related to projects
(*Note) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method

Research and development costs have decreased as a result of the Company entering the straight-line quarterly payment phase of the collaboration agreements with the universities, compared to the initial one-time project start-up costs and miscellaneous overhead costs expensed in 2005. Other decreases are due to re-negotiations currently taking place on the Bio-Nano Sensium Technologies and Imperial College projects. As of December 31, 2006, the Company was discussing revisions to these agreements with our partners and, therefore, had halted some funding in 2006.

General and administrative expenses for the year ended December 31, 2006 and for the year ended December 31, 2005 were $13,356,539 and $8,105,496, respectively, representing an increase of $5,251,043 or 64.8%. The increase in general and administrative expenses for the year is a result of:
•	Increases in consulting, marketing and legal expenses
•	Increase in non-cash expenses related to the Company’s equity incentive plan
•	Increase in payroll and employee related expenses due to the growth in employee headcount
•	Increase in travel expenses related to ongoing project reviews and assessments and financing activities
•	Increase in office rents and administrative expenses

Interest income for the year ended December 31, 2006 and for the year ended December 31, 2005 was $151,412 and $222,661, respectively, representing a decrease of $71,249 from 2005.  The reduction in interest income is a result of our decreasing cash and cash equivalents maintained in our short-term money market account which was invested as a result of the net proceeds raised in the 2005 private placements. Cash is decreasing as a result of continuing to fund operations. All of our cash reserves have been invested in liquid securities at large financial institutions.

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

PROJECT	2005	2004	CHANGE FROM PRIOR YEAR

Owlstone Nanotech, Inc. (1)	$897,204	$735,407	$161,797
NanoFED Limited (2)	639,138	-	639,138
Bio-Nano Sensium Technologies Limited (3)	1,560,591	-	1,560,591
Cambridge Nanotechnology Limited (4)	1,860,582	-	1,860,582
Nano Solutions Limited (5)	1,483,688	-	1,483,688
Centre of Advanced Photonics & Electronics(6)	457,044	-	457,044

TOTAL	$6,898,247	$735,407	$6,162,840

General and administrative expenses for the periods ended December 31, 2005 and 2004 were approximately $8,105,496 and $851,931, respectively, representing an increase of $7,253,565. This increase is primarily due to an additional eight months of operating activity in 2005; however, the general and administrative expenses have been impacted by:

•	an increase in payroll and employee related expenses due to the significant growth in employee headcount
•	an increase in consulting and legal fees due to the Company's expansion of regulatory and investor relations initiatives
•	an increase in legal fees due to the Company's expanding IP portfolio; and
•	an increase in travel expenses related to ongoing project reviews and assessments.

Interest income, net of interest expense, for 2005 was $241,431, representing an increase of $239,951 from 2004. The increase for 2005 was principally due to short-term money market investment of the net proceeds raised in the first and second quarters of fiscal year ended 2005.

FINANCIAL RESOURCES

The Company has a conditional revolving line of credit up to $20.0 million with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.2%, of Advance Nanotech’s outstanding common stock. Jano wholly-owns JMSCL Limited, which holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.0% of the outstanding common stock as of December 31, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 19.2% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility as of December 31, 2006. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25.0 million dollars or more through an equity funding. Jano has provided the Company with two waiver letters dated May 9, 2006 and July 26, 2006 that acknowledge and permit the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility. In conjunction with securing the waiver letters, the Company had re-priced the warrant to purchase 6,666,666 shares of common stock from $2.00 per share to $1.25 per share. Jano’s warrant to purchase 6,666,666 shares of common stock currently have an exercise price equal to $1.25 per share. These warrants expire on May 27, 2009.

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of December 31, 2006, the Company had not used this facility. As of December 31, 2006, the Company maintained a cash balance of $11,225 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At December 31, 2006, the Company had $11,225 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.6M (GBP £3.5M) dollars subject to the terms and conditions. As of December 31, 2006, the Company had $602,423 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB will receive 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commence trading on the Plus-quoted or other similar public exchange. The warrants have a cashless exercise provision. As of the date hereof, the Company had $0 outstanding under the Facility Agreement. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.8%, of the Registrant’s Common Stock.

Were the Company not to secure funds from Jano or NAB according to the current facility agreements and also not raise additional capital, the Company’s current financial resources are not sufficient to meet the Company’s budgetary expenses for the next twelve months. The Company's cash requirements for the next twelve months are based upon existing agreements and do not assume agreements to finance additional research. It is not anticipated that the Company may internally generate significant revenues to produce an operating profit in the near term, so if the Company does not raise additional capital to meet 2007 budgetary needs, the Company may not be able to sustain business operations.

SUBSEQUENT EVENTS

On January 18, 2007, the Board approved a stock bonus grant of 458,280 shares to certain employees of the Company for their sign-on and performance related to service in 2006. As of December 31, 2006, the Company accrued for compensation expense related to the fair market value of stock compensation and applicable taxes of $495,658.

On February 1, 2007, the Company has subleased certain office space at the New York Corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a Director of the Company. Under the terms of the sublease, the sublease will run from February 1, 2007 through January 2008 and require monthly rent payments of $8,000.

On March 6, 2007, the Company entered into a Director Compensation and Confidential Information Agreement (“Director Agreement”) with Mr. Douglas Zorn. Mr. Zorn was unanimously elected as an independent Director to the Board of Directors of the Company. Mr. Zorn is a certified public accountant who holds a Master’s in Business Administration from Santa Clara University. In accordance with the Director Agreement, Mr. Zorn shall be entitled to receive an annual retainer for his services in the amount of Twenty Thousand ($20,000) Dollars. This annual retainer shall be payable in equal quarterly cash installments in arrears commencing March 31, 2007. The Director shall be entitled to receive a semi-annual bonus of Five Thousand ($5,000) Dollars payable in cash in arrears on the first day of the seventh month and the last day of the twelfth month of each year of Director’s term of election. In addition, the Director shall receive a fee of One Thousand ($1,000) Dollars payable in cash, for each quarterly meeting of the Board of Directors. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. Following the effective date of termination, the Company will not be responsible for any further payments in any form under the Agreement.

On March 20, 2007, the Company entered into a Services Agreement (“Agreement”) with Mr. Paul Miller. Effective April 1, 2007, Mr. Miller will serve as special consultant to the Chief Executive Officer of the Company and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security Inc. (“AHS”). In accordance with the Agreement, Mr. Miller shall be entitled to receive a zero ($0.00) annual salary and equity compensation in the form of restricted shares of the Company’s common stock for his services. The Executive will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where the Executive may earn up to 1,200,000 shares of restricted common stock. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable.

As of March 26, 2007, Owlstone has closed five additional rounds of financing subsequent to the year ended December 31, 2006. Owlstone sold shares of common stock with a purchase price of $2.50 per share. Owlstone raised an additional $662,500 and issued 265,000 shares during these closings in 2007.

On March 30, 2007, the Company and Jano Holdings Ltd. (“Jano”) have mutually agreed to cancel, effective immediately, the $20.0 million amended and restated senior secured grid note (the “Note”) dated August 14, 2006. In addition, the Company and Jano have simultaneously canceled the following agreements dated August 14, 2006: associated security agreement, amended facility letter and amended warrant to purchase 6,666,666 shares of the Company’s common stock at the exercise price of $1.25. The Company has repaid any principal and interest outstanding on the credit facility and there were no amounts outstanding as of the date of this mutual cancellation.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $11.7M dollars (GBP £6.0M) subject to the terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 of ordinary shares of AHS. As of the date hereof, the Company had $0 outstanding under the Agreement.

RISK FACTORS

We are a development stage company and we have limited historical operations. We urge you to consider our likelihood of success and prospects in light of the risks, expenses and difficulties frequently encountered by entities at similar stages of development.

The following is a summary of certain risks we face. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

CERTAIN RISK FACTORS RELATING TO OUR BUSINESS

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL IN THE NEAR FUTURE, AND, IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON ACCEPTABLE TERMS, THE COMPANY MAY BE UNABLE TO SUPPORT ITS BUSINESS PLAN AND BE REQUIRED TO SUSPEND OPERATIONS.

The Company has entered into agreements pursuant to which the Company is required to provide substantial amounts of research project funding and financial support for majority-owned subsidiaries over an extended period of time. Because the Company will seek to provide funding that greatly exceeds the Company's available cash resources, the Company will need to raise additional capital in the near term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to the Company as and when required, or on terms that will be acceptable to the Company. If the Company is unable to raise the capital required on a timely basis, it may not be able to fund its research projects and the development of the businesses of its subsidiaries. In such event, the Company may be required to suspend its plan of operations and be required to cancel collaboration agreements. Moreover, even if the necessary funding is available to the Company, the issuance of additional securities would dilute the equity interests of the Company's existing stockholders, perhaps substantially.

WERE THE COMPANY NOT ABLE TO SECURE FUNDING FROM CURRENT CREDIT FACILITY AGREEMENTS AND NOT ABLE TO RAISE ADDITIONAL CAPITAL, THE COMPANY’S CURRENT FINANCIAL RESOURCES ARE NOT SUFFICIENT TO MEET THE COMPANY’S EXPENDITURES WITHIN THE NEXT 12 MONTHS.

The Company has conditional credit facility agreements with Jano Holdings Limited and NAB Ventures Limited to provide funds based on approved budgets. If funds are not provided to the Company under these existing agreements and if the Company was not able to raise additional funding in the capital markets, the Company would not have the resources sufficient to meet the Company’s expenditures within the next 12 months. The Company has drawn down on the Jano Holdings Limited facility in the past, but currently has no balance outstanding on the facility. As of December 31, 2006, the Company has drawn down $602,423 on the NAB Ventures Limited.

THE COMPANY IS CURRENTLY IN NEGOTIATION WITH CERTAIN RESEARCH ENTITIES TO MODIFY TERMS OF EXISTING COLLABORATION AGREEMENTS.

The Company is currently in negotiation to modify terms, including funding obligations and intellectual property rights, of existing collaboration agreements with the following entities: Toumaz Technologies Ltd., Imperial College London, University of Bristol and the University of Cambridge. If the Company is unable to conclude on acceptable terms to its existing collaboration agreements, the collaboration agreement may be cancelled by the research entity or the Company. A termination of one or more of these agreements could have a material adverse effect on the Company to execute its business plan.

THE COMPANY HAS NOT GENERATED SIGNIFICANT REVENUE AND ITS BUSINESS MODEL DOES NOT PREDICT SIGNIFICANT REVENUES IN THE FORESEEABLE FUTURE.

To date, the Company has generated revenue of $506,045. Moreover, given its strategy of financing new and unproven technology research, we do not expect to realize significant revenue from operations in the foreseeable future, if at all. The Company’s revenues will not be sufficient to satisfy the 2007 budgetary obligations of the Company.

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

We have acquired majority interests in over 20 subsidiary companies, the majority of which are out-sourcing the research of their technologies to universities. The Company's business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, the intended business and operations of the Company may not prove to be successful in the near future, if at all. Any future success that the Company might enjoy will depend upon many factors, many of which may be beyond the control of the Company, or which cannot be predicted at this time. The Company may encounter unforeseen difficulties or delays in the implementation of its plan of operations, which could have a material adverse effect upon the financial condition, business prospects and operations of the Company and the value of an investment in the Company.

WE MUST OVERCOME THE MANY OBSTACLES ASSOCIATED WITH INTEGRATING AND OPERATING VARYING BUSINESS VENTURES TO SUCCEED.

Advance Nanotech's model to integrate and oversee the strategic direction of various research and development projects presents many risks, including the difficulty of integrating operations and personnel and the diversion of our management's attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures.

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

The Company finances research and development of nanotechnology, which is new and unproven. The Company's investigative scientists are at various stages of developing technology and such technology's commercial feasibility and acceptance is unknown. Scientific research and development requires significant financing and has a lengthy lifecycle. To date, the Company's research and development projects have not produced commercially viable applications and may never do so. During our research and development process, the Company may experience technological issues that it may be unable to overcome. For example, our scientists must determine how to design and develop nanotechnology applications for potential products designed by third parties for use in cost-effective manufacturing processes. Because of these uncertainties, none of our potential applications may be successfully developed. If the Company is unable to successfully develop nanotechnology applications for commercial use, we will be unable to generate revenue or build a sustainable or profitable business.

WE WILL NEED TO ACHIEVE COMMERCIAL ACCEPTANCE OF OUR APPLICATIONS TO OBTAIN REVENUE AND ACHIEVE PROFITABILITY.

Even if our research and development yields technologically feasible applications, the Company may not successfully develop commercial products on a timely basis, if at all. If the Company's research efforts are successful, it could be at least several years before our technology will be commercially viable and, during this period, superior competitive technologies may be introduced or customer needs may change, diminishing or extinguishing the commercial uses for our applications. To date, the broad markets have generally not adopted nanotechnology-enabled products. The Company cannot predict when broad-market acceptance for nanotechnology-enabled products will develop, if at all, and we cannot reasonably estimate the projected size of any market that may develop. If the markets fail to accept nanotechnology-enabled products, we may not be able to achieve revenue from the commercial application of our technologies. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce new technological applications to manufacturers for products accepted by customers. If we are unable to cost-effectively achieve OEM acceptance of our technology, or if the associated products do not achieve wide market acceptance, our business will be materially and adversely affected.

WE CONDUCT BUSINESS AND FUND RESEARCH INTERNATIONALLY AND WE ARE SUBJECT TO THE ATTENDANT RISKS OF CONDUCTING BUSINESS IN FOREIGN COUNTRIES, INCLUDING:

o	difficulty in managing and evaluating technical progress of projects funded at research facilities of our strategic partners and/or collaborators internationally;
o	difficulty in identifying, engaging, managing and retaining qualified local employees;
o	difficulty in identifying and in establishing and maintaining relationships with strategic partners, research collaborators and suppliers of finished and unfinished goods and services;
o	the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements; and
o	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS ASSOCIATED WITH FLUCTUATIONS IN FOREIGN CURRENCIES.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations and the exchange rate may or may not be in our favor.

OUR COMMITMENTS FUND NEAR-TO-MARKET AND EMERGING TECHNOLOGIES AT RESEARCH INSTITUTIONS AND WE HAVE LIMITED SALES AND MARKETING CAPABILITIES, AND ULTIMATELY MAY NOT BE SUCCESSFUL IN SELLING OR MARKETING ANY TECHNOLOGIES.

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

WE ARE DEPENDENT ON OUTSIDE PARTIES FOR CERTAIN MATERIALS USED BY OUR SUBSIDIARIES IN THEIR RESEARCH PROJECTS AND, THEREFORE, OUR COSTS ARE SUBJECT TO INCREASE BASED UPON ANY COST INCREASES FROM THESE OUTSIDE PARTIES.

We are developing technologies which, if we are successful, will require third-party assistance in manufacturing. If we are unable to collaborate with outside parties capable of doing this, at acceptable costs, our effort to commercialize a particular technology may not prove successful.

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

THE COMPANY'S SUCCESS DEPENDS ON THE ATTRACTION AND RETENTION OF SENIOR MANAGEMENT AND SCIENTISTS WITH RELEVANT EXPERTISE.

The Company's future success will depend to a significant extent on the continued services of its key employee, particularly, Magnus R. E. Gittins, who conceived of the Company's business and overall operating strategy, has been most instrumental in assisting the Company in raising capital to date and currently serves as the Chairman of the Company. The Company does not maintain key man life insurance for any executive. The Company's ability to execute its strategy also will depend on its ability to attract and retain qualified scientists, sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

THE COMPANY MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN SECURING FIRST-TIER RESEARCH AND DEVELOPMENT PROJECTS WHEN COMPETING AGAINST EXISTING OR NEW VENTURES.

There are currently some companies that fund early-stage, scientific research at universities and some venture capital funds that invest in companies seeking to commercialize technology. It is possible that these companies and venture funds, as well as possible additional competitors, will emerge to finance nanotechnology research. Should that occur, the Company could encounter difficulty in obtaining necessary future financing and the opportunity to finance first-tier research and commercialization projects. Furthermore, should any commercial undertaking by the Company, with respect to a particular product or technology, prove to be successful, there can no assurance those competitors with greater financial resources than the Company will not emerge to offer similar competitive, products or technologies or applications.

WE FACE COMPETITIVE BUSINESS CONDITIONS THAT A SMALL BUSINESS ISSUER MAY STRUGGLE WITH TO GAIN A COMPETITIVE POSITION IN THE INDUSTRY.

We face intense and ever-changing competition from other established companies. Many of these companies are competitors who possess significantly greater financial, managerial, and marketing resources. Given our small size, changing technology and our limited resources, the intensity of competition will likely continue for the foreseeable future. This may limit our ability to introduce and market our products, limit our ability to price our planned products and services and, ultimately, our ability to generate sufficient sales revenues that would allow us to achieve profitability and positive cash flow.

Competitive conditions and the industry structure are likely to further change as comparative technologies, cost factors, and regulatory issues develop. These and other risks and uncertainties are likely to have a continuing direct impact on the Company implementing its business plan.

NANOTECHNOLOGY-ENABLED PRODUCTS ARE NEW AND MAY BE VIEWED AS BEING HARMFUL TO HUMAN HEALTH OR THE ENVIRONMENT.

There is increasing public concern about the environmental and ethical implications of nanotechnology that could impede or delay market acceptance of products developed through these means. Nanotechnology-enabled products are mainly composed of materials such as carbon, silicon, silicon carbide, germanium, gallium arsenide, gallium nitride, cadmium selenide or indium phosphide. Because of the size, shape, or composition of the nanostructures or because they may contain harmful elements, nanotechnology-enabled products could pose a safety risk to human health or the environment. The regulation and limitation of the kinds of materials used in or to develop nanotechnology-enabled products, or the regulation of the products themselves, could harm the commercialization of nanotechnology-enabled products and impair our ability to achieve revenue from the license of nanotechnology applications.

IF EXPORT CONTROLS AFFECTING OUR PRODUCTS ARE EXPANDED, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

The US government regulates the sale and shipment of numerous technologies by US companies to foreign countries. Advance Nanotech's subsidiaries are developing products that might be useful for military and antiterrorism activities. Accordingly, US government export regulations could restrict sales of these products in other countries. If the US government places expanded export controls on our technology or products, our business would be materially and adversely affected. If the US government determines that we have not complied with the applicable export regulations, we may face penalties in the form of fines or other punishment.

THE COMPANY'S ABILITY TO PROTECT ITS PATENTS AND OTHER PROPRIETARY RIGHTS IS UNCERTAIN, EXPOSING IT TO THE POSSIBLE LOSS OF COMPETITIVE ADVANTAGE.

The Company's subsidiaries have licensed rights to pending patents and have filed and will continue to file patent applications. The researchers sponsored by the Company may also file patent applications that Advance Nanotech chooses to license. If a particular patent is not granted, the value of the invention described in the patent would be diminished. Further, even if these patents are granted, they may be difficult to enforce. Efforts to enforce our patent rights could be expensive, distracting for management, unsuccessful, cause our patents to be invalidated and frustrate commercialization of products. Additionally, even if patents are issued and are enforceable, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage. Our inability to maintain our licenses and our intellectual property rights could have a material adverse effect on our business, financial condition and ability to implement our business plan. If we are unable to derive value from our licensed or owned intellectual property, the value of investment in the Company will decline.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS HAVE REQUIRED SUBSTANTIAL FINANCIAL AND PERSONNEL RESOURCES AND WE STILL MAY FAIL TO COMPLY.

As directed by section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in our annual reports on Form 10-KSB. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting. This requirement is expected to first apply to our annual report on Form 10-KSB for our fiscal year ending December 31, 2007. Depending on a number of variables and the significant resources required to comply, uncertainty exists regarding our ability to comply by applicable deadlines.

CERTAIN RISK FACTORS RELATING TO OUR STOCK

THE MARKET FOR COMMON STOCK IS LIMITED AND YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK.

Our common stock is currently traded on the NASD Electronic Bulletin Board, not on a national securities exchange. Therefore, our common stock is thinly traded, the market for purchases and sales of the Company's common stock is limited and the sale of a limited number of shares could cause the price to fall sharply. Accordingly, it may be difficult to sell shares of the common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock. Our warrants are not registered and there is no public market for our warrants. Nonetheless, exercise of a significant number of warrants could be dilutive to existing shareholders.

STOCKHOLDER INTEREST IN THE COMPANY MAY BE SUBSTANTIALLY DILUTED AS A RESULT OF THE SALE OF ADDITIONAL SECURITIES TO FUND THE COMPANY'S PLAN OF OPERATION.

Our Certificate of Incorporation authorizes the issuance of an aggregate of 75,000,000 shares of common stock, on such terms and at such prices as the Board of Directors of the Company may determine. As of December 31, 2006, of these shares, an aggregate of 34,371,462 shares of common stock have been issued, 13,584,839 are reserved for issuance upon exercise of outstanding warrants and 3,000,000 shares are reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech's 2005 Equity Incentive Plan. Therefore, approximately 24,043,699 shares of common stock remain available for issuance by the Company to raise additional capital, in connection with prospective acquisitions or for other corporate purposes. Issuances of additional shares of common stock would result in dilution of the percentage interest in our common stock of all stockholders ratably and might result in dilution in the tangible net book value of a share of our common stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of common stock upon exercise of the Warrants, or even the prospect of such issuance, may be expected to have an effect on the market for the common stock, and may have an adverse impact on the price at which shares of common stock trade.

IF SECURITIES OR INDUSTRY ANALYSTS DO NOT PUBLISH RESEARCH REPORTS ABOUT OUR BUSINESS OR IF THEY MAKE ADVERSE RECOMMENDATIONS REGARDING AN INVESTMENT IN OUR STOCK, OUR STOCK PRICE AND TRADING VOLUME MAY DECLINE.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about our business. We do not currently have and may never obtain research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of our company, the trading price of our stock could be negatively impacted. In the event we obtain industry or security analyst coverage, if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline. If one or more of these analysts cease to cover us or our industry or fails to publish reports about our Company regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

WE MAY BE THE SUBJECT OF SECURITIES CLASS ACTION LITIGATION DUE TO FUTURE STOCK PRICE VOLATILITY.

Our common stock price has fluctuated significantly since our inception in August 2004 and may continue to do so in the future. We expect that the market price of our common stock will likely continue to fluctuate significantly and remain highly volatile. We will not have control over the factors that drive volatility. We expect that these factors will continue to influence our stock price.

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

WE DO NOT INTEND TO DECLARE CASH DIVIDENDS ON OUR COMMON STOCK.

The Company is prohibited from the payment of dividends per a restricted payments covenant pursuant to section 6.B.XI of the Jano Holdings Ltd. credit facility agreement dated August 14, 2006. In addition, we will not distribute cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements, along with the notes thereto and the report of the Company's independent registered public accounting firm thereon, required to be filed in response to this Item 7 begin on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company's independent registered accounting firm for the fiscal year ended December 31, 2004 was Hall & Company, CPAs, Inc. ("Hall & Company"). Hall & Company issued an accountant's report for only the year ended December 31, 2004 with respect to the period beginning August 17, 2004 through December 31, 2004. The financial statements audited by Hall & Company for the fiscal year ended December 31, 2004, do not contain an adverse opinion or a disclaimer of opinion, but contained an uncertainty about the Company's ability to continue as a going concern.

Subsequent to the Company's 2005 fiscal year end, the Company's Audit Committee approved a change in independent auditors to the firm of Mendoza Berger & Company, LLP ("MB & Co."), located at 9838 Research Drive, Irvine, CA 92618. Concurrently, with the approval of this change, Hall & Company was dismissed as the Company's independent accounting firm. The Company's change in independent auditors was not based on any disagreement or a matter of accounting principal or practice, financial statement disclosures or procedures, nor has Hall & Company in the past resigned from, or declined to be, the Company's auditors. The Company's change in auditors was motivated entirely by the departure of the Company's audit engagement partner from Hall & Company to MB & Co. The Audit Committee, as ratified by the Company's Board of Directors, believes that his knowledge of the Company's operations from inception merited a change to his new firm.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to December 31, 2006, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2007 Annual Meeting and contained under the caption of "Directors and Executive Officers of the Company."

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2007 Annual Meeting and contained under the caption "Executive Compensation."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2007 Annual Meeting and contained under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS.

Incorporated by reference from the Proxy Statement to be filed with respect to the Company's 2007 Annual Meeting and contained under the caption "Certain Relationships and Related Transactions."

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
2.1
Agreement and Plan of Merger dated as of May 11, 2006, by and between Advance Nanotech Inc., a Colorado Corporation and Advance Nanotech Inc., a Delaware Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed June 20, 2006).

3.1
The Company's Articles of Incorporation and Certificate of Incorporation of the Registrant under the laws of the State of Delaware (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 20, 2006).

3.2	The Company's Bylaws as a new Delaware Corporation (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 20, 2006).
4.1
Registration Rights Agreement (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Registration Rights Agreements for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor).

4.2
Form of Investor Warrant (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Investor Warrant for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor).

4.3
Form of Placement Agent Warrant (incorporated by reference from the Company's Form 8-K dated January 20, 2005 and filed January 26, 2005, and dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Placement Agent Warrant for all private placements of the Company described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor).

10.1	Loan Agreement dated March 31, 2006 by and between the Company and Merrill Lynch (incorporated by reference from the Form 10-QSB filed by the Company on May 15, 2006).

10.2
£3,500,000 Facility Agreement dated November 6, 2006, by and between NAB Ventures Limited and Advance Display Technologies plc (incorporated by reference from the Form 10-QSB filed by the Company on November 14, 2006).

10.3	Facility Agreement between the Company and Owlstone Nanotech, Inc. dated July 24, 2006 (incorporated by reference from the Form 10-QSB filed by the Company on August 11, 2006).
10.4
$20,000,000 Senior Secured Credit Facility Letter Agreement dated May 3, 2004 by and between Jano Holdings Limited and Advance Nanotech Limited including the related Senior Secured Grid Note dated May 3, 2004 issued by Advance Nanotech Limited in favor of Jano Holdings Limited (incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed by the Company on May 15, 2006).

10.5
Security Agreement dated May 3, 2004 by Advance Nanotech Limited in favor of Jano Holdings Limited (incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed by the Company on May 15, 2006).

10.6
Warrant to Purchase 6,666,666 Shares of Ordinary Shares of Advance Nanotech Limited dated as of May 27, 2004 issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.3 to the Form 10-QSB filed by the Company on May 15, 2006).

10.7
Amended Warrant dated September 1, 2004 to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.4 to the Form 10-QSB filed by the Company on May 15, 2006).

10.8
Second Amended Warrant dated October 25, 2004, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Colorado corporation, issued to Jano Holdings Limited (incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed by the Company on May 15, 2006).

10.9	Jano Holdings Limited waiver letter dated May 9, 2006 (incorporated by reference from the Form 10-QSB filed by the Company on August 11, 2006).
10.10	Jano Holdings Limited waiver letter dated July 26, 2006 (incorporated by reference from the Form 10-QSB filed by the Company on August 11, 2006).
10.11
Third Amended Warrant dated October 13, 2006, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (incorporated by reference from the Form 10-QSB filed by the Company on November 14, 2006).

10.12
Amended Facility Letter regarding the Amended and Restated Credit Facility dated August 14, 2006, by and between Advance Nanotech Inc. and Jano Holdings Limited (incorporated by reference from the Form 8-K filed by the Company on August 16, 2006).

10.13
Amended and Restated $20,000,000 Senior Secured Grid Note dated August 14, 20046 by and between Jano Holdings Limited and Advance Nanotech Inc (incorporated by reference from the Form 8-K filed by the Company on August 16, 2006).

10.14	Amended Security Agreement dated August 14, 2006, by Advance Nanotech, Inc. in favor of Jano Holdings Limited (incorporated by reference from the Form 8-K filed by the Company on August 16, 2006).
10.15*	Form of 2005 Equity Incentive Plan and related agreements (incorporated by reference from the Form 8-K filed by the Company on December 29, 2005).
10.16*	Form of Amended 2005 Equity Incentive Plan and related agreements dated March 23, 2006 (incorporated by reference from the Form 10-QSB filed by the Company on May 15, 2006).
10.17*	Copy of the Company’s Non-employee Director Compensation Policy (incorporated by reference from the Form 10-KSB filed by the Company on March 31, 2006).
10.18*
Service Agreement dated November 13, 2006 by and between the Company’s subsidiary Advance Display Technologies plc and Magnus Gittins (incorporated by reference from the Form 8-K filed by the Company on December 1, 2006).

10.19*	Employment Agreement dated February 28, 2005 by and between the Company and Thomas Finn (incorporated by reference from the Form 10-QSB filed by the Company on May 15, 2006).

10.20*	Employment Agreement dated July 20, 2005 by and between the Company and Michael Helmus (incorporated by reference from the Form 10-QSB filed by the Company on May 15, 2006).
10.21*	Employment Agreement dated August 11, 2006 by and between the Company and Antonio Goncalves, Jr. (incorporated by reference from the Form 10-QSB filed by the Company on August 11, 2006).
10.22	Investor and Placement Agent Warrant Agreement consent letter to amend the exercise price pursuant to the Securities and Purchase Agreement dated as of December 31, 2004 (filed herewith).
10.23	Mutual Cancellation Letter Agreement dated March 30, 2007, by and between Advance Nanotech Inc. and Jano Holdings Ltd. (filed herewith).
10.24	£6,000,000 Facility Agreement dated March 30, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc (filed herewith).
10.25	Debenture Agreement dated March 30, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc (filed herewith).
14.0	Code of Conduct and Ethics (filed herewith).
21.1
Subsidiaries of the Registrant (direct ownership)
Advance Homeland Security plc (a UK corporation)
Advance Display Technologies plc (a UK corporation)
Advance Nanotech Limited (a UK corporation)
Advance Nanotech Singapore Pte. Limited (a Singapore corporation)
Owlstone Nanotech Inc. (a Delaware corporation)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended (filed herewith).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
* Management contract or compensation plan, contract or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mendoza Berger & Company LLP served as our independent registered public accounting firms for the fiscal years ended December 31, 2006 and 2005, respectively. A representative of Mendoza Berger & Company LLP is expected to be present at the 2007 Annual Meeting, will have an opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2006 and 2005:
	2006	2005

Audit Fees	$87,183	$81,311
Tax and Other Fees	9,328	35,000

Total Fees	$96,511	$116,311

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

ALL OTHER FEES. None.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant's independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2007.

ADVANCE NANOTECH, INC.

DATE: March 30, 2007 /S/ ANTONIO GONCALVES, JR. ----------------------------------- ANTONIO GONCALVES JR. CHIEF EXECUTIVE OFFICER

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Antonio Goncalves, Jr. and Thomas P. Finn, and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE TITLE DATE

/S/ THOMAS P. FINN	Chief Financial Officer (Principal	March 30, 2007
---------------------------	Financial Officer) and (Principal
Thomas P. Finn	Accounting Officer)

/S/ LEE J. COLE	Director	March 30, 2007
---------------------------
Lee J. Cole

/S/ JOHN ROBERTSON	Director	March 30, 2007
---------------------------
John Robertson

/S/ PETER RUGG	Director	March 30, 2007
---------------------------
Peter Rugg

/S/ VIRGIL E. WENGER	Director	March 30, 2007
---------------------------
Virgil E. Wenger

/S/ MAGNUS R. E. GITTINS	Director	March 30, 2007
---------------------------
Magnus R. E. Gittins

/S/ DOUGLAS ZORN	Director	March 30, 2007
---------------------------
Douglas Zorn

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms.	F-2

Consolidated Balance Sheets of Advance Nanotech, Inc. and Subsidiaries, as of December 31, 2006 and 2005.	F-3

Consolidated Statements of Operations of Advance Nanotech, Inc. and Subsidiaries for the year ended December 31, 2006, 2005 and 2004 and for the period from August 17, 2004 (inception) through December 31, 2006.
F-4

Consolidated Statement of Stockholders' Equity of Advance Nanotech, Inc. and Subsidiaries for the period from August 17, 2004 (inception) through December 31, 2006.	F-5

Consolidated Statement of Cash Flows of Advance Nanotech, Inc. and Subsidiaries for the years ended December 31, 2006, 2005 and 2004 and the period from August 17, 2004 (inception) through December 31, 2006.
F-6

Notes to Consolidated Financial Statements of Advance Nanotech, Inc. and Subsidiaries.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advance Nanotech, Inc.

We have audited the accompanying consolidated balance sheets of Advance Nanotech, Inc., as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (April 17, 2004) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Nanotech, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 17, 2004) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations that raise doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/S/ MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 15, 2007

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$361,845	$7,911,078
Restricted cash	77,523	76,744
Prepaid licensing fees	-	489,988
Prepaid expenses and other current assets	25,173	14,992
Accounts Receivable	237,658	-
Grants Receivable	146,373	-
Inventory	75,485	-
VAT tax refund receivable	147,761	758,170
Deferred financing costs, current portion	786,287	-
Loans receivable	-	177,421
TOTAL CURRENT ASSETS	1,858,105	9,428,393

Property plant and equipment, net	350,723	275,493
Patents	475,034	178,855
Deferred financing costs, net of current portion	1,572,575
Investment	195,630	183,632

TOTAL ASSETS	$4,452,067	$10,066,373

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,011,244	$1,696,695
Accrued expenses	1,463,471	254,309
Deferred equity compensation	495,658	538,554
Deferred grant income	146,373	-
Capital lease obligation, current portion	22,365	20,572
TOTAL CURRENT LIABILITIES	4,139,111	2,510,130

Loan payable	602,423	-
Capital lease obligation, net of current portion	35,362	57,727
TOTAL LIABILITIES	4,776,896	2,567,857

Minority interests in subsidiaries	6,496,093	-

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2006 and 2005, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 34,371,462 and 33,552,893 shares issued and outstanding in 2006 and 2005, respectively	34,372	33,554
Additional paid in capital	14,064,249	5,549,389
Warrant valuation	5,743,116	12,066,467
Accumulated other comprehensive income (loss)	(480,780)	(197,854)
Deficit accumulated during development stage	(26,181,879)	(9,953,040)
TOTAL STOCKHOLDERS' EQUITY / (DEFICIT)	(6,820,922)	7,498,516

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)	$4,452,067	$10,066,373

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2006	Year ended December 31, 2005	Period from August 17, 2004 (Date of inception) to December 31, 2006
Revenue- product	$260,385	$-	$260,385
Revenue- service	245,660	-	245,660
Total net revenue	506,045	-	506,045

Cost of sales	(151,451)	-	(151,451)
Gross margin	354,594	-	354,594

Research and development	(6,105,311)	(6,898,247)	(13,738,965)
Selling, general and administrative	(13,356,539)	(8,105,496)	(22,313,967)
Total operating expenses	(19,461,850)	(15,003,743)	(36,052,932)

Loss from operations	(19,107,256)	(15,003,743)	(35,698,338)

Other income/ (expense)
Interest income	151,412	241,431	394,323
Grant income	52,500	-	52,500
Interest expense	(28,728)	(18,770)	(47,547)
Fair value of warrants gain / (loss)	-	8,739,143	8,739,143
Accrued late registration costs	-	(2,325,193)	(2,325,193)

Net income/ (loss)	$(18,932,072)	$(8,367,132)	$(28,885,112)

Minority interest in net loss of subsidiary	2,703,233	-	2,703,233

Net income/ (loss)	$(16,228,839)	$(8,367,132)	$(26,181,879)

Foreign currency translation adjustment gain / (loss)	(282,926)	(217,682)	(480,780)

Comprehensive income/ (loss)	$(16,511,765)	$(8,584,814)	$(26,662,659)

Net income / (loss) per share- basic and diluted	$(0.56)	$(0.25)	$(0.95)

Net income/(loss) per share after minority interest- basic and diluted	$(0.48)	$(0.25)	$(0.86)

Comprehensive income/(loss) per share- basic and diluted	$(0.49)	$(0.26)	$(0.88)

Weighted average shares outstanding- basic and diluted	33,728,527	33,306,257	30,428,876

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO DECEMBER 31, 2006

						Deficit	Accumulated
	Common			Additional		Accumulated	Other	Total
	Stock		Preferred	Paid In	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Valuation	Development	Income/Loss	Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss to December 31, 2004						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss to December 31, 2005						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss to December 31, 2006						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	$34,372	-	$14,064,249	$5,743,116	$(26,181,879)	$(480,780)	$(6,820,922)

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 17, 2004
	Year ended	Year ended	(Date of inception)
	December 31, 2006	December 31, 2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,228,839)	$(8,367,132)	$(26,181,879)
Adjustments to reconcile net loss to cash flows
used in operating activities
Depreciation	102,827	55,316	164,634
Fair value of warrant liability	-	(8,739,143)	(8,739,143)
Common stock issued for services	89,000	2,182,500	2,271,500
Common stock issued to employees	983,077	-	983,077
Stock options issued to employees	962,542	-	962,542
Warrants issued for services	157,708	-	157,708
Accrued late registration costs	-	2,325,193	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(779)	(76,744)	(77,523)
Decrease (increase) in prepaid licensing fees	489,988	365,559	-
Decrease (increase) in prepayments and other	(10,181)	51,296	(25,173)
Decrease (increase) in accounts receivable	(237,658)	-	(237,658)
Decrease (increase) in grants receivable	(146,373)	-	(146,373)
Decrease (increase) in inventory	(75,485)	-	(75,485)
Decrease (increase) in VAT receivable	610,409	(758,170)	(147,761)
Decrease (increase) in loan receivable	177,421	(177,421)	-
Increase (decrease) in accounts payable	314,549	1,511,798	2,011,244
Increase (decrease) in accrued expenses	1,209,162	(144,943)	1,463,471
Increase (decrease) in deferred revenue	146,373	-	146,373
Increase (decrease) in deferred equity compensation	(42,896)	538,554	495,658
NET CASH USED IN OPERATING ACTIVITIES	(11,499,155)	(11,233,337)	(24,649,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(178,057)	(280,013)	(515,357)
Development of patent technology	(296,179)	(178,855)	(475,034)
Investment	(11,998)	(183,632)	(195,630)
Minority investment in subsidiary	6,496,093	-	6,496,093
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,009,859	(642,500)	5,310,072

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(20,572)	78,299	57,727
Proceeds to/from credit facility (NAB Ventures Ltd.)	602,423	-	602,423
Proceeds to/from credit facility (Jano Holdings Ltd.)	-	(1,653,395)	-
Deferral of financing costs	(2,358,862)		(2,358,862)
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	20,580,860	20,805,860
Financing fees on merger shares issued	-	-	(425,000)
Advances to/from related party	-	(10,597)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,777,011)	18,995,167	20,182,148

Effect of exchange rates on cash and equivalents	(282,926)	(217,682)	(480,780)

NET INCREASE (DECREASE) IN CASH	(7,549,233)	6,901,648	361,845
CASH AT BEGINNING OF PERIOD	7,911,078	1,009,430	-
CASH AT END OF PERIOD	$361,845	$7,911,078	$361,845

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,018	$18,770	$32,788
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

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

As of December 31, 2006, Advance Nanotech owns all the issued and outstanding shares of Advance Homeland Security plc and Advance Nanotech Limited ("ANL"), both UK companies. Advance Nanotech owns 92.9% of Advance Display Technologies plc. ANL owns 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited and all the outstanding shares of the following UK companies: Nano Devices Limited, Nano Solutions Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 55.4% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 11.45% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

Advance Nanotech is a leading provider of financing and support services to drive the commercialization of nanotechnology related products for homeland security and display technologies.

Advance Nanotech is a development stage nanotechnology company specializing in the acquisition and commercialization of new technologies focused in the areas of homeland security and displays. Nanotechnology is a science that involves the investigation and design of materials and devices at the atomic and molecular levels that is expected to make most products lighter, stronger, less expensive and more precise. The Company works closely with universities to source early stage deals and to generate exclusive rights to intellectual property. The Company's development network strives to create economic and time efficiencies which can advance the development of university research-programs to marketable product lines in high-value markets. Advance Nanotech provides investment funding to bridge patented innovation with the capital markets. The Company's business strategy is to develop its interests in more than 20 existing nanotechnology products, acquire additional early and mid stage product candidates in the display and homeland security sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

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

Advance Nanotech's Display Division includes nanotechnologies providing nano-enabled materials and devices across three display applications areas: flat panel and projection displays, plastic electronics and flexible displays. According to iSuppli, the plasma, liquid crystal and flat panel television display market in 2005 was worth $37 billion with a Compound Annual Growth Rate (CAGR) of 46%. The combined portfolio of technologies will aim to serve current unmet technology needs while at the same time unlocking new display market opportunities in areas such as non-consumer large area projection displays, a $10 billion market in 2005 with a CAGR of 27 percent. Plastic electronics, including flexible display applications, has the potential to create a true disruption in the semiconductor industry as well as the consumer electronics market in the next five to ten years. According to IDTechEx, Advance Nanotech's technologies stand to address a very large market projected to be worth $30 billion in 2015 and $250 billion in 2025. Technologies within the display division include NanoFED, a field emission display technology.

Each nanotechnology interest is further categorized into one of the following four distinct development phases:

•	At Market:	Nano-enabled products are now being sold to end customers.
•	Near-to-Market:	Technologies with market entrance expected within 18 months.
•	Emerging:	Technologies with market entrance expected within 18 to 36 months.
•	Research:	Early-stage, pre-proof of concept technologies with market entrance expected to be greater than 36 months.
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

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES
The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone (36.4%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them.

All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

GOING CONCERN
The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently being taken to address the Company’s funding requirements will allow the Company to continue its development stage operations. There is no assurance that the necessary funds will be realized by securing equity through stock offerings or through additional debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Notwithstanding this uncertainty, the Company has conditional lines of credit with Jano Holdings Ltd. (“Jano”) and NAB Ventures Ltd (“NAB”) totaling $26.6 million which may be drawn down in accordance with the agreement discussed in Note G.

Management is actively exploring various debt and equity financing transactions. Plans to generate additional revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and applying for more government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until sufficient funding is in place. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

CONCENTRATION OF CREDIT RISK
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

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at December 31, 2006 are principally held by two institutions in the US and one bank in the UK Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At December 31, 2006, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $307,059.

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

RESEARCH AND DEVELOPMENT
Research and development costs are clearly identified and are expensed as incurred in accordance with FASB statement No. 2, "Accounting for Research and Development Costs."

FOREIGN CURRENCY TRANSLATION
The Company's primary functional currencies are the United States Dollar (USD$) and the Great Britain Pound (GBP£). Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Expenses are translated at the average exchange rates in effect during the period. Translation gains and losses not reflected in earnings are reported in accumulated other comprehensive income/loss in stockholders' equity.

EARNINGS / LOSS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the years ended December 31, 2006 and 2005, the effect of the options and warrants were anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash equivalents and accounts payable. Because of the short- term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement 133, and amended Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), “Accounting for Servicing of Financial Assets— an amendment of FASB Statement No. 140.” This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued FAS 157 (SFAS No. 157), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued FAS 158, (SFAS No. 158), “Employers, Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit pension and a postretirement plan as an asset or liability in its statement of financial position. The changes in funded status in that year are required to go through other comprehensive income. Additional disclosure will also be required on certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for fiscal years ending after December 15, 2006 for recognition, as related to disclosure provisions, and it is effective for fiscal years ending after December 15, 2008 for measurement date provisions. The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued FAS 159, (SFAS No. 159), “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” The adoption of this accounting pronouncement is not expected to have a material effect on our consolidated financial statements.

In December 2004, the FASB issued FAS 123R (revised 2004), (SFAS No. 123(R)) "Share-Based Payment." This statement revises SFAS No. 123, "Accounting for Stock-Based Compensation," which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25's intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) was modified by the SEC in April 2005 and now is effective for public entities that file as small business issuers as of the beginning of the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The Company has determined the impact of the adoption of SFAS 123R on its financial statements and disclosed the results in Footnote I. The future amounts may change because it will depend on levels of share based payments granted in the future.

In December 2003, the FASB issued FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" (FIN 46(R)). FIN 46(R) clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46(R) will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46(R) applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Adoption of FIN 46(R) did not have a material effect on our financial position or results of operations.

In March 2005, FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143" (FIN 47). This Interpretation clarifies that the term CONDITIONAL ASSET RETIREMENT OBLIGATION as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). We adopted FIN 47 during the first quarter of 2005 and the adoption did not have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

RECLASSIFICATIONS
Certain reclassifications have been made to the 2004 financial statements in order to conform to the current presentation.

NOTE B- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

	Estimated	December 31,	December 31,
Asset Description	Useful Life	2006	2005

Furniture and Fixtures	3-5years	$60,986	$45,015
Office Equipment	3-5years	54,760	48,534
Computers	3years	99,327	47,888
Software	3years	76,719	33,393
Plant and Machinery	5years	224,930	159,943
		516,722	334,773

Less: accumulated depreciation		(166,001)	(59,280)

Net Property and equipment		$350,721	$275,493

The Company recorded depreciation of $102,827 and $55,316 for the years ended December 31, 2006 and 2005, respectively.

Maintenance and repairs are expensed as incurred and were $2,004 and $14,859 for the years ended December 31, 2006 and 2005, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of December 31, 2006 and 2005, the Company has capitalized internally developed patents of $475,034 and $178,855, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications, which are all pending. As of December 31, 2006, the Company had zero patents issued in their own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our nanotechnology inventions for a certain period of time from the filing date of the patent application.

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID for an investment of SGD$300,000 or approximately $195,630. As a result of subsequent equity financings, Advance Nanotech Singapore, Pte. Ltd.’s equity stake in Singular ID dropped to 11.45% as of December 31, 2006. Singular ID is a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Under terms of the agreement, Advance Nanotech assumed a seat on Singular ID’s Board of Directors and owns 15,625 shares of preferred stock. The total equity capitalization of Singular ID is comprised of 36,449 shares of preferred stock and 100,000 shares of common stock.

The Company does not exercise significant influence over the entity and carries the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.  The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending December 31, 2006.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:

•	Owlstone Nanotech, Inc. - At December 31, 2006, the Company owned 55.4% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies Plc- At December 31, 2006, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•
Advance Nanotech Singapore Pte. Ltd.- At December 31, 2006, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.

•	Bio-Nano Sensium Technologies Ltd.- At December 31, 2006, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At December 31, 2006, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations.

NOTE F- REVENUE RECOGNITION

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

As of December 31, 2006, the Company has recognized revenue of $506,045.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist products and Odor Vapor Generators (“OVG”) along with instructional and set-up services provided to customers as of December 31, 2006. The Owlstone Tourist is the first production model sensor offered by Owlstone and reflects the company's rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology currently available. In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

Owlstone Nanotech, Inc. has obtained other purchase orders for its products. As of December 31, 2006, Owlstone had a total backlog of product sales of approximately $61,000.

Our customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

NOTE G - REVOLVING CREDIT FACILITIES

The Company has a conditional revolving line of credit up to $20.0 million with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.2%, of Advance Nanotech’s outstanding common stock. Jano wholly-owns JMSCL Limited, which holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.0% of the outstanding common stock as of December 31, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 19.2% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility as of December 31, 2006. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25.0 million dollars or more through an equity funding. Jano has provided the Company with two waiver letters dated May 9, 2006 and July 26, 2006 that acknowledge and permit the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility. In conjunction with securing the waiver letters, the Company had re-priced the warrant to purchase 6,666,666 shares of common stock from $2.00 per share to $1.25 per share. Jano’s warrant to purchase 6,666,666 shares of common stock currently have an exercise price equal to $1.25 per share. These warrants expire on May 27, 2009.

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of December 31, 2006, the Company had not used this facility. As of December 31, 2006, the Company maintained a cash balance of $11,225 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At December 31, 2006, the Company had $11,225 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.6M (GBP £3.5M) dollars subject to the terms and conditions. As of December 31, 2006, the Company had $602,423 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB will receive 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commence trading on the Plus-quoted or other similar public exchange. The warrants have a cashless exercise provision. As of the date hereof, the Company had $0 outstanding under the Facility Agreement. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.8%, of the Registrant’s Common Stock.

The NAB credit facility has resulted in the Company recording deferred financing costs of $2,358,862 as of December 31, 2006. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs will be amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

NOTE H - STOCKHOLDERS' EQUITY

1. Common and Preferred Stock

On June 19, 2006, the new Delaware Charter created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At December 31, 2006, 34,371,462 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the new Delaware Charter of the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of December 31, 2006, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2006 Stockholders’ Equity Transactions (See NOTE I for stock-based compensation equity transaction disclosure)

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, “Share-Based Payment” and Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services”, and recognized over the related service period.

Shares issued to consultants for services
On February 3, 2006, the Company issued 10,000 shares of common stock at the closing price on the date of grant in connection with software license rights for use of an online share intelligence service for the period of one year. These shares were issued pursuant to the license agreement dated October 1, 2005. During the first quarter, the Company recognized a non-cash expense of $18,500 related to the contract.

On April 21, 2006, the Company issued a second and final installment of 15,000 shares of restricted common stock to a consultant per a consulting agreement dated February 28, 2005. The Company recorded consulting expense of $26,400 at the time of the issuance of shares at the market closing price of $1.76 per share on April 21, 2006.

On August 17, 2006, the Company issued 70,000 shares of common stock to a consultant from our 2005 Equity Incentive Plan. The Company recorded consulting expense of $44,100 at the time of the issuance of shares at the market closing price of $0.63 per share on August 17, 2006.

Warrants issued to consultants for services
On June 24, 2006, the Company hired an investor relations agency for investor services according to a work order of deliverables. The agency received warrants to purchase up to 60,000 shares of common stock. The agency was issued four warrant agreements on July 24, 2006, and each warrant agreement entitled the holder to purchase up to 15,000 shares, with strike prices of $1.25, $1.50, $2.00 and $3.00. The Company recorded a non-cash expense of $45,400 related to the fair value of the warrants. Should either Party terminate the agreement prior to the exercise of these warrants or the one-year anniversary date of the agreement, the aggregate number of shares will be reduced and adjusted on a pro-rata basis.

The Company hired a recruitment agency for placement services for our Senior Vice Presidents. The agency was awarded both cash consideration and warrants to purchase 36,232 shares of common stock. The agency was issued the warrants on January 2, 2006, with a strike price of $2.07. During the first quarter, the Company recorded a non-cash expense of $74,638 related to the fair value of the warrants. The Company calculated the expense by using the Black-Scholes option pricing model and the warrants were valued at $2.06 each.

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

The warrants have remained classified in equity as the Company has settled the "Non-Registration Event" penalty by settlement in shares of common stock in accordance with the penalty provisions. As of the period ending March 31, 2006, the Company has reassessed the classification of the warrant contracts as required by EIFT 00-19 and determined that under no circumstance or future event, the warrants will be subject to a re-classification back to the liabilities section of the balance sheet. The Company has determined that the registration statement has been effective and on file with the SEC and is satisfied that no other obligations will arise from these contracts. As a result of this re-assessment, the Company will account for the warrants as permanent equity as defined in accordance with EITF 00-19. The Company last re-valued the warrants for the period ended December 31, 2005, in accordance with EITF 00-19.

The fair value of the Investor Warrants was estimated at $10,140,471 for the period ending December 31, 2005 using the Black-Scholes option pricing model.

The fair value of the Agent Warrants was estimated at $1,925,996 for the period ending December 31, 2005 using the Black-Scholes option pricing model.

At March 31, 2005, the difference between the fair value of the warrants (Investor and Agent Warrants) of $23,883,077 and the net proceeds from the offering of $20,805,610 was classified as a non-operating expense in the amount of $3,077,467 in the Company's statement of operations. The warrant valuation was then re-measured at December 31, 2005 and estimated to be $12,066,467 coinciding with the decrease in the market value of the Company's common stock. The change in fair value of the warrants of $8,739,143 from March 31, 2005 to December 31, 2005 was recorded as non-operating income in the Company's respective statement of operations. The offset in the fair value of the warrants is recorded in additional paid in capital. As of December 31, 2006, 6,802,642 shares were reserved for issuance upon exercise of outstanding investor and placement agent warrants.

5. Warrant Re-pricing

As of December 31, 2006, the Company has re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

As of December 31, 2006, the Company has re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the agents based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

The Company reclassified the gain of $6,323,351 to additional paid in capital on the re-pricing of the warrant valuation. The gain was a result of using a Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

The reason why the warrants were re-priced related to the issuance of the new warrants to Jano Holdings Ltd. related to the Company’s credit facility. These warrants triggered the anti-dilution adjustment in Section 2.1(c) of the Investor and Placement Agent Warrant Agreements and would have re-priced the Investor Warrants from $3.00 to $2.71 per share and the Agent Warrants from $2.00 to $1.88 per share. However, the Company and the Board of Directors have decided to re-price all of the issued investor and placement agent warrants pursuant to the Securities and Purchase Agreement dated as of December 31, 2004, with a new exercise price of $1.25 per share. This strategy determined by management will re-price the majority of outstanding warrants the Company has at $1.25.

Prior to the anti-dilution re-pricing becoming effective, each investor and agent had been mailed a consent letter by the Company on October 13, 2006, that will approve and consent to the amendment of its Warrant Agreement to change the exercise price as set forth above. Once these letters are received, signed and returned to the Company, the amendment to the Warrant Agreement will become effective. The Company will accept the consent letters up until the close of business on the date of the 2007 Annual Meeting.

6. Warrants

The following table summarizes information about warrants:

	Warrants			Weighted Average
	Summary			Exercise Price
August 2004 (Inception)	-

Granted	6,666,666	(a	)	2.00
Exercised	-			-
Cancelled or Forfeited	-			-

December 31, 2004	6,666,666			2.00

Granted	6,874,190	(c	)	2.86
Exercised	(71,549)	(d	)	2.00
Cancelled or Forfeited	-			-

December 31, 2005	13,469,307			2.45

Granted	10,955,213	(a)(b)(c	)	1.26
Exercised	-			-
Cancelled or Forfeited	(10,839,681)	(a)(c	)	2.32

December 31, 2006	13,584,839			1.40

(a)
The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. In 2006, the warrant was subsequently amended and replaced by a warrant to purchase the same number of shares of Company common stock at an exercise price equal to $1.25. The warrants expire on May 27, 2009 (five years from the date of original issue.) The warrants were issued in connection with obtaining the $20 million credit facility discussed in Note G.

(b)
During 2005, the Company settled with investors in Artwork and Beyond with respect to certain corporate actions effected prior to the corporate share exchange conducted on October 1, 2005 as explained in Note A. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003 into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock. The warrants were issued in January 2006. The new warrants have a strike price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model and valued the warrants at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

(c)
As of December 31, 2006, the Company has re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. As of December 31, 2006, the Company has re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

(d)	Agent Warrants exercised in 2005.

NOTE I - STOCK OPTION PLANS and STOCK BASED COMPENSATION

1.	2005 Equity Incentive Plan

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

On January 5, 2006, the Company issued 1,000,000 stock options to certain employees. The stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and a strike price of $2.03. As of December 31, 2006, the Company had recorded a non-cash expense for the year ended December 31, 2006 of $962,542 related to the implementation of FAS123(R), “Share Based Payments”. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service. On December 31, 2006, 240,000 options were forfeited by terminated employees.

On August 17, 2006, the Company issued 70,000 shares of common stock to a consultant from our 2005 Equity Incentive Plan.

The following bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan throughout fiscal year ended December 31, 2006:

•	69,094 shares on January 5, 2006 (related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $207,109)
•	95,416 shares on April 13, 2006 (related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,298)
•	146,201 shares on July 31, 2006 (related to service in the second quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $169,799)
•	412,831 shares on November 28, 2006 (related to service in the third quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $346,771)

As of December 31, 2006, the Company has accrued for a bonus grant of $495,658 for shares to be issued to certain employees of the Company for their performance related to service in the fourth quarter of 2006 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of December 31, 2006, and are pending the Board of Director’s Executive Compensation Committee approval.

As of December 31, 2006, there were still 1,252,104 registered shares that have not been issued under the 2005 Equity Incentive Plan.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) for public entities that file as small business issuers began on January 1, 2006 (the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date). Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The Company accounts for stock option in accordance with SFAS 123 and has also elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

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

The following tables summarize disclosure information regarding stock options:
	Number of	Weighted Average
	Options	Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11

Granted	1,000,000	2.03
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	767,027	3.58

Range of Exercise Prices	Number Outstanding as of December 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of December 31, 2006	Compensation Cost Yet to be Recorded
$2.03	760,000	4.08	$2.03	$962,542	$954,554
$20.00-80.00	4,913	2.36	27.23	-	-
$100.00-200	762	2.36	160.30	-	-
$700	1,352	2.72	700.00	-	-

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of December 31, 2006, the Company has the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2007	$184,494	$26,302
2008	179,008	23,478
2009	179,008	9,361
2010	126,797	5,460
2011	-	-
Thereafter	-	-

Amounts representing interest	-	(6,874)

Total principal payments	$745,111	$57,727

The company currently leases 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010. Management believes the office space is adequate for the Company’s current needs.

The Company formerly leased office facilities from a stockholder in London at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (GBP £2,500). The lease expired on June 30, 2006 and the Company has terminated the rental agreement as of December 31, 2006.

The Company’s indirectly owned subsidiary Owlstone Nanotech, Ltd. has three leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All three leases are on a month to month basis, and either party can terminate at any time with a 30 day notification. The following is a breakdown of the three leases and their other terms:
•	Unit 17- 1,280 square feet and monthly rent payments of approximately $8,800 (GBP £4,500) which commenced on Oct. 13, 2006
•	Unit 33- 1,280 square feet and monthly rent payments of approximately $7,700 (GBP £3,950) which commenced on Feb. 14, 2005
•	Unit 47- 205 square feet and monthly rent payments of approximately $1,500 (GBP £786) which commenced on Jan. 13, 2006

Effective August 14, 2006, the Company’s directly owned subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Park 80 West Plaza 2, Saddle Brook, NJ, for monthly rent of $2,000. The lease is on a month to month basis and either party can terminate at any time with a 30 day notification. The office is utilized as an executive office for Owlstone Nanotech Inc.

Effective August 14, 2006, the Company’s directly owned subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Cambridge Innovation Center, Jacksonville Room, One Broadway, 14th Floor, Cambridge, MA for monthly rent of $1,300. The lease is on a month to month basis and either party can terminate at any time with a 30 day notification. The office is utilized as Owlstone Nanotech Inc.’s laboratory for research and development activities.

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

Owlstone had maximized their credit facility of $3.0M, and we were not obligated to provide any additional funding as of June 30, 2006.  However, on July 28, 2006, the Company agreed to provide Owlstone with a $400,000 credit facility that will further fund Owlstone operations. As of August 3, 2006, the Company advanced Owlstone a total of $200,000 under this new credit facility. The credit facility was convertible into shares of common stock at Advance Nanotech’s discretion; however Owlstone repaid the entire outstanding amount, plus interest, on September 6, 2006. The $400,000 facility accrued interest at an annual rate of 10.0% and matured on October 28, 2006. As compensation for this new credit facility, Owlstone issued Advance Nanotech warrants to purchase shares of common stock. The warrants have an exercise price of $1.50 and expire in three years.

Owlstone has closed four rounds of financing during the year ended December 31, 2006. Owlstone sold shares of common stock with a purchase price of $2.50 per share. On September 6, 2006, Owlstone closed round one, raising $1,250,500 and issued 500,200 shares of common stock. Advance Nanotech, Inc. participated in the round and invested $380,200 and received 152,080 shares in return. On the subsequent three rounds, Owlstone raised an additional $675,000 and issued 270,000 shares.

Following these additional share issuances, Advance Nanotech holds approximately 55.4% of Owlstone and the founders and third party investors retain the other 44.6% of the total issued and outstanding shares of Owlstone.

NANO SOLUTIONS
On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide $6.25 million for the development of bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $490,000 are due quarterly through October 2007.  Nano Solutions Limited is committed to providing approximately $1,826,000 (GBP £932,000) during the next 12 month period to fund five separate research projects. Nano Solutions Limited has the right to terminate any research project for convenience, but must provide 30 days notice and pay pro-rata up to the point of termination. On July 13, 2006, the Company provided notice of termination of three of the original eight research projects at Nano Solutions Limited, which is located at Imperial College, London. The three projects terminated were Econanotech, Nano Composites and Visus Nanotech. Management decided to terminate these projects after 18 months of their 36 month (three year) research agreements because management believes the projects were not aligned with the overall portfolio of the Company. The Company expects to benefit monetarily from the termination of these projects. The termination of the three projects is expected to reduce the Company’s future cash outflows over the next twelve months. Until a formal termination is agreed upon by both parties, the Company will continue to disclose financial commitments in accordance with the collaboration agreement.

In October of 2006, the Company provided notice of suspension of the remaining five research projects at Nano Solutions Limited, taking place at Imperial College, London. The original research collaboration agreement is in renegotiation pending refocusing of the projects’ technical and commercial milestones. It is the Company’s intention to ensure better alignment of the Nano Solutions projects with other programs in the portfolio.

NANOFED (including NanoLight)
On December 13, 2004, NanoFED Limited entered into an approximate $2.0 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments are due quarterly through December 2006.  At December 31, 2006, our remaining financial obligation was approximately $588,000 (GBP £300,000).

The Company is in discussion with the University regarding new contracts to extend the NANOFED and NANOLIGHT programs with a view to their commercialization.

CAMBRIDGE NANOTECHNOLOGY
On December 24, 2004, Cambridge Nanotechnology Limited entered into a collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the displays and optical sector. Payments are due quarterly through December 2008. The Company is obligated to provide approximately $1,563,000 (GBP £798,000) over the next 12 month period to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

BIO-NANO SENSIUM
On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technology Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments. We are currently in discussions with our collaboration partner to revise the Company’s financial obligations under this contract. If we do not agree on a modification, our financial commitments over the next 12 month period would be $2,239,000 (GBP £1,143,000).   Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and Professor Chris Toumazou.

CAPE
On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Limited and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner and the University of Cambridge nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009.  Advance Nanotech is committed to providing approximately $1,469,000 (GBP £750,000) over the next 12 month period.  We have a right to terminate the agreement for convenience, but must provide notice and pay pro-rata up to the point of termination.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

RESEARCH & DEVELOPMENT FUNDING OBLIGATIONS
As of December 31, 2006, the Company had research & development funding obligations as follows:

Project	December 31, 2006
Nano Solutions Limited	$1,826,000
NanoFED Limited	588,000
Bio-Nano Sensium Technologies Limited	2,239,000
Cambridge Nanotechnology Limited	1,563,000
Centre of Advanced Photonics & Electronics	1,469,000

TOTAL	$7,685,000

Certain of our contractual commitments contain termination rights and the ability to limit the Company’s future payments.

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of December 31, 2006.

NOTE K -INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2006 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,312,393 that may be offset against future taxable income through 2025. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is no assurance the carry-forwards will be used. Potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE L - RELATED PARTY TRANSACTIONS

The Company formerly leased office facilities from a stockholder in London, at the Savannah House, 5th Floor, 11 Charles II Street, London, SW1Y 4QU, for monthly rent of approximately $4,300 (GBP £2,500). The lease expired on June 30, 2006 and the Company has terminated the rental agreement as of December 31, 2006.

The Company has a conditional revolving line of credit up to $20.0 million with Jano Holdings Ltd. (“Jano”) which can be drawn down in multiple traunches. The Company may draw on the facility within two business days following receipt by the payee of a funding date request letter, a certification signed by an authorized officer, approval of a budget and other deliveries of the Company that all conditions to funding have been satisfied and that the Company is not in breach of any representation, warranty, or covenant provided in the agreement. Jano owns warrants to purchase 6,666,666 shares of our common stock, or approximately 16.2%, of Advance Nanotech’s outstanding common stock. Jano wholly-owns JMSCL Limited, which holds 1,250,000 shares of Advance Nanotech’s common stock, or approximately 3.0% of the outstanding common stock as of December 31, 2006. Accordingly, collectively, Jano and JMSCL have the ability to own approximately 19.2% of our outstanding common stock if the warrants are exercised. No amounts have been drawn on the Jano credit facility as of December 31, 2006. The facility bears interest at an Annual Rate equal to the Applicable Federal Base Rate (as defined in Section 1274(d) of the Internal Revenue Code of 1986) and amounts outstanding under the facility must be repaid in full, with all accrued and unpaid interest at such time that the Company raises $25.0 million dollars or more through an equity funding. Jano has provided the Company with two waiver letters dated May 9, 2006 and July 26, 2006 that acknowledge and permit the Company and management to perform certain operational transactions in the ordinary course of business without violating the Jano Credit Facility. In conjunction with securing the waiver letters, the Company had re-priced the warrant to purchase 6,666,666 shares of common stock from $2.00 per share to $1.25 per share. Jano’s warrant to purchase 6,666,666 shares of common stock currently have an exercise price equal to $1.25 per share. These warrants expire on May 27, 2009.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.6M (GBP £3.5M) dollars subject to the terms and conditions. As of December 31, 2006, the Company had $602,423 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB will receive 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commence trading on the Plus-quoted or other similar public exchange. The warrants have a cashless exercise provision. As of the date hereof, the Company had $0 outstanding under the Facility Agreement. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.8%, of the Registrant’s Common Stock.

NOTE M- SUBSEQUENT EVENTS

On January 18, 2007, the Board approved a stock bonus grant of 458,280 shares to certain employees of the Company for their sign-on and performance related to service in 2006. As of December 31, 2006, the Company accrued for compensation expense related to the fair market value of stock compensation and applicable taxes of $495,658.

On February 1, 2007, the Company has subleased certain office space at the New York Corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a Director of the Company. Under the terms of the sublease, the sublease will run from February 1, 2007 through January 2008 and require monthly rent payments of $8,000.

On March 6, 2007, the Company entered into a Director Compensation and Confidential Information Agreement (“Director Agreement”) with Mr. Douglas Zorn. Mr. Zorn was unanimously elected as an independent Director to the Board of Directors of the Company. Mr. Zorn is a certified public accountant who holds a Master’s in Business Administration from Santa Clara University. In accordance with the Director Agreement, Mr. Zorn shall be entitled to receive an annual retainer for his services in the amount of Twenty Thousand ($20,000) Dollars. This annual retainer shall be payable in equal quarterly cash installments in arrears commencing March 31, 2007. The Director shall be entitled to receive a semi-annual bonus of Five Thousand ($5,000) Dollars payable in cash in arrears on the first day of the seventh month and the last day of the twelfth month of each year of Director’s term of election. In addition, the Director shall receive a fee of One Thousand ($1,000) Dollars payable in cash, for each quarterly meeting of the Board of Directors. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. Following the effective date of termination, the Company will not be responsible for any further payments in any form under the Agreement.

On March 20, 2007, the Company entered into a Services Agreement (“Agreement”) with Mr. Paul Miller. Effective April 1, 2007, Mr. Miller will serve as special consultant to the Chief Executive Officer of the Company and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security Inc. (“AHS”). In accordance with the Agreement, Mr. Miller shall be entitled to receive a zero ($0.00) annual salary and equity compensation in the form of restricted shares of the Company’s common stock for his services. The Executive will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where the Executive may earn up to 1,200,000 shares of restricted common stock. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable.

As of March 26, 2007, Owlstone has closed five additional rounds of financing subsequent to the year ended December 31, 2006. Owlstone sold shares of common stock with a purchase price of $2.50 per share. Owlstone raised an additional $662,500 and issued 265,000 shares during these closings in 2007.

On March 30, 2007, the Company and Jano Holdings Ltd. (“Jano”) have mutually agreed to cancel, effective immediately, the $20.0 million amended and restated senior secured grid note (the “Note”) dated August 14, 2006. In addition, the Company and Jano have simultaneously canceled the following agreements dated August 14, 2006: associated security agreement, amended facility letter and amended warrant to purchase 6,666,666 shares of the Company’s common stock at the exercise price of $1.25. The Company has repaid any principal and interest outstanding on the credit facility and there were no amounts outstanding as of the date of this mutual cancellation.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $11.7M dollars (GBP £6.0M) subject to the terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 of ordinary shares of AHS. As of the date hereof, the Company had $0 outstanding under the Agreement.