Form 10QSB
period 2007-03-31
Advance Nanotech, Inc.
filed 2007-05-15
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2007

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
35,392,124 as of May 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page (s)

PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENT

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations for the three months ended March 31, 200 and 2006 from inception (August 17, 2004) through March 31, 2007 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through March 31, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 and from inception (August 17, 2004) through March 31, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3.	CONTROLS AND PROCEDURES	27

PART II--	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	27

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	27

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	28

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$276,374	$361,845
Restricted cash	77,808	77,523
Prepaid expenses and other current assets	36,918	25,173
Accounts receivable	121,552	237,658
Grants receivable	33,055	146,373
Inventory	75,616	75,485
VAT tax refund receivable	140,247	147,761
Deferred financing costs, current portion	787,651	786,287
TOTAL CURRENT ASSETS	1,549,221	1,858,105

Property plant and equipment, net	328,121	350,723
Patents	581,719	475,034
Deferred financing costs, net of current portion	1,378,392	1,572,575
Investment	197,760	195,630

TOTAL ASSETS	$4,035,213	$4,452,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,734,248	$2,011,244
Accrued expenses	1,736,933	1,463,471
Deferred equity compensation	344,198	495,658
Deferred grant income	33,055	146,373
Capital lease obligation, current portion	22,838	22,365
TOTAL CURRENT LIABILITIES	4,871,272	4,139,111

Loan payable- related party	1,031,294	602,423
Capital lease obligation, net of current portion	29,472	35,362
TOTAL LIABILITIES	5,932,038	4,776,896

Minority interests in subsidiaries	6,897,226	6,496,093

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 34,907,742 and 34,371,462 shares issued and outstanding in March 31,2007 and December 31, 2006, respectively	34,908	34,372
Additional paid in capital	14,686,178	14,064,249
Warrant valuation	5,712,332	5,743,116
Accumulated other comprehensive loss	(613,222)	(480,780)
Deficit accumulated during development stage	(28,614,247)	(26,181,879)
TOTAL STOCKHOLDERS' DEFICIT	(8,794,051)	(6,820,922)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,035,213	$4,452,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31, 2007	Three months ended March 31, 2006	Period from August 17, 2004 (Date of inception) to March 31, 2007
Revenue- product	$86,973	$-	$347,358
Revenue- service	53,205	-	298,865
Total net revenue	140,178	-	646,223

Cost of sales	(79,971)	-	(231,422)
Gross margin	60,207	-	414,801

Research and development	(1,166,781)	(1,470,135)	(14,905,746)
Selling, general and administrative	(1,919,694)	(1,828,496)	(24,233,661)
Total operating expenses	(3,086,475)	(3,298,631)	(39,139,407)

Loss from operations	(3,026,268)	(3,298,631)	(38,724,606)

Other income/ (expense)
Interest and other income	24,400	67,195	418,723
Grant income	113,318	-	165,818
Interest and other expense	(19,737)	(2,664)	(67,284)
Fair value of warrants gain / (loss)	-	-	8,739,143
Accrued late registration costs	-	-	(2,325,193)

Net loss before minority interest	$(2,908,287)	$(3,234,100)	$(31,793,399)

Minority interest in net loss of subsidiary	475,919	-	3,179,152

Net loss	$(2,432,368)	$(3,234,100)	$(28,614,247)

Foreign currency translation adjustment gain / (loss)	(132,442)	161,240	(613,222)

Comprehensive loss	$(2,564,810)	$(3,072,860)	$(29,227,469)

Net loss per share- basic and diluted	$(0.08)	$(0.10)	$(1.03)

Net loss per share after minority interest- basic and diluted	$(0.07)	$(0.10)	$(0.93)

Comprehensive loss per share- basic and diluted	$(0.07)	$(0.09)	$(0.95)

Weighted average shares outstanding- basic and diluted	34,536,914	33,656,743	30,802,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO MARCH 31, 2007
(Unaudited)

	Common Stock Shares	Amount	Preferred Stock	Additional Paid In Capital	Warrant Valuation	Deficit Accumualted During Development	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Shares issued for services	150,000	150		69,350				69,500
Shares issued to employees	386,280	386		324,993				325,379
Stock options issued (FAS 123R)				196,802				196,802
Common stock warrants				30,784	(30,784)			-
Net loss						(2,432,368)		(2,432,368)
Foreign currency translation							(132,442)	(132,442)
Balance as of March 31, 2007	34,907,742	$34,908	-	$14,686,178	$5,712,332	$(28,614,247)	$(613,222)	$(8,794,051)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From Inception (August 17, 2004) To March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,432,368)	$(3,234,100)	$(28,614,247)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	36,572	21,739	201,206
Fair value of warrant liability	-	-	(8,739,143)
Common stock issued for services	69,500	18,500	2,341,000
Common stock issued to employees	325,379	207,210	1,308,456
Stock options issued to employees	196,802	186,118	1,159,344
Warrants issued for services	-	112,273	157,708
Accrued late registration costs	-	-	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(285)	(404)	(77,808)
Decrease (increase) in prepaid licensing fees	-	34,015	-
Decrease (increase) in prepayments and other	(11,745)	(3,084)	(36,918)
Decrease (increase) in inventory	(131)	-	(75,616)
Decrease (increase) in accounts receivable	116,106	-	(121,552)
Decrease (increase) in grants receivable	113,318	-	(33,055)
Decrease (increase) in VAT receivable	7,514	599,887	(140,247)
Decrease (increase) in loan receivable	-	47,421	-
Increase (decrease) in accounts payable	723,004	26,559	2,734,248
Increase (decrease) in accrued expenses	273,462	(34,443)	1,736,933
Increase (decrease) in deferred grant income	(113,318)	-	33,055
Increase (decrease) in deferred equity compensation	(151,460)	(239,428)	344,198
NET CASH USED IN OPERATING ACTIVITIES	(847,650)	(2,257,737)	(25,497,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(13,970)	(34,425)	(529,327)
Development of patent technology	(106,685)	(30,590)	(581,719)
Investment	(2,130)	-	(197,760)
Minority investment in subsidiary	401,133	-	6,897,226
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	278,348	(65,015)	5,588,420

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(5,417)	(4,983)	52,310
Proceeds from credit facility- NAB	428,871	-	1,031,294
Amortization of deferred financing costs	192,819	-	(2,166,043)
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of common stock	-	-	1,500,000
Financing fees on merger shares issued	-	-	(425,000)
Increase on loan payable	-	27,998	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	616,273	23,015	20,798,421

Effect of exchange rates on cash and cash equivalents	(132,442)	161,240	(613,222)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(85,471)	$(2,138,497)	$276,374

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$361,845	$7,911,078	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$276,374	$5,772,581	$276,374

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$1,035	$2,665	$33,823
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

As of March 31, 2007, Advance Nanotech owns all the issued and outstanding shares of Advance Homeland Security plc and Advance Nanotech Limited ("ANL"), both UK companies. Advance Nanotech owns 92.9% of Advance Display Technologies plc. ANL owns 55.0% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75.0% of Nano Solutions Limited and all the outstanding shares of the following UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 54.12% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90.0% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 11.45% of Singular ID Pte. Limited, a company incorporated in Singapore.

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

In 2006, the Company completed a strategic realignment of its portfolio to more aptly leverage the strengths of the portfolio to provide the greatest value to shareholders. The Company currently possesses a critical mass of technologies in two core areas of activity; Homeland Security and Displays.

Advance Nanotech's Homeland Security Segment includes nanotechnologies providing solutions across two application areas: CBRNE Detection (Chemical, Biological, Radiation, Nuclear, and Explosive), and Wireless Monitoring for cognitive awareness, triage and first response therapy. According to Fredonia, the market opportunity for chemical sensing in the United States alone is worth $5.4 billion. Technologies within this division include the Owlstone Nanotech chemical sensor and wireless technologies for simultaneous event detection and low-power transmission. This division launched its first product earlier this year and has a customer base across the defense and industrial process control industries.

Advance Nanotech's Display Division Segment nanotechnologies providing nano-enabled materials and devices across three display applications areas: flat panel and projection displays, plastic electronics and flexible displays. The combined portfolio of technologies will aim to serve current unmet technology needs while at the same time unlocking new display market opportunities in areas such as non-consumer large area projection displays, a $10 billion market in 2005 with a compounded annual growth rate of 27%. Plastic electronics, including flexible display applications, has the potential to create a true disruption in the semiconductor industry as well as the consumer electronics market in the next five to ten years.

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

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Advance Nanotech, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone (45.88%), Nano Solutions (25.0%) and Bio-Nano Sensium (45.0%) are not required to fund losses; accordingly no losses have been allocated to them.

All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

GOING CONCERN
The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently being taken to address the Company’s funding requirements will allow the Company to continue its development stage operations. There is no assurance that the necessary funds will be realized by securing equity through stock offerings or through additional debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Notwithstanding this uncertainty, the Company has conditional lines of credit with Conquistador Investments Ltd. (“CIL”) and NAB Ventures Ltd. (“NAB”) totaling approximately $18.6 million (GBP £9.5 million) which may be drawn down in accordance with the agreement discussed in Note G.

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

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at March 31, 2007 are principally held by two institutions in the US and one bank in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At March 31, 2007, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $167,565.

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

EARNINGS / LOSS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the years ended December 31, 2006 and the three months ended March 31, 2007, the effect of the options and warrants were anti-dilutive.

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

RECLASSIFICATIONS
Certain reclassifications have been made to the 2006 financial statements in order to conform to the current presentation.

NOTE B- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

Asset Description	Estimated Useful Life	March 31 2007	December 31, 2006

Furniture and Fixtures	3-5 years	$61,575	$60,986
Office Equipment	3-5 years	54,770	54,760
Computers	3 years	100,470	99,327
Software	3 years	89,131	76,721
Plant and Machinery	5 years	229,134	224,930
		535,080	516,724

Less: accumulated depreciation		(206,959)	(166,001)

Net Property and equipment		328,121	$350,723

The Company recorded depreciation of $36,572 and $21,739 for the three months ended March 31, 2007 and 2006, respectively.

Maintenance and repairs are expensed as incurred and were $3,772 and $785 for the three months ended March 31, 2007 and 2006, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of March 31, 2007, the Company has capitalized internally developed patents of $581,719. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications, which are all pending. As of March 31, 2007, the Company had zero patents issued in their own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our nanotechnology inventions for a certain period of time from the filing date of the patent application.

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID for an investment of SGD$300,000 or approximately $197,760. As a result of subsequent equity financings, Advance Nanotech Singapore, Pte. Ltd.’s equity stake in Singular ID dropped to 11.45% as of March 31, 2007. Singular ID is a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Under terms of the agreement, Advance Nanotech assumed a seat on Singular ID’s Board of Directors and owns 15,625 shares of preferred stock. The total equity capitalization of Singular ID is comprised of 36,449 shares of preferred stock and 100,000 shares of common stock.

The Company does not exercise significant influence over the entity and carries the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.  The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending March 31, 2007.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiaries represents the minority stockholders’ proportionate share of the equity as of March 31, 2007 in the following entities:

•	Owlstone Nanotech, Inc. - the Company owned 54.12% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies Plc- the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•	Advance Nanotech Singapore Pte. Ltd.- the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Bio-Nano Sensium Technologies Ltd.- the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

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

As of March 31, 2007, the Company has recognized revenue of $140,178 for the three months ended.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist products and Odor Vapor Generators (“OVG”) along with instructional and set-up services provided to customers. The Owlstone Tourist is the first generation production model sensor offered by Owlstone and reflects the company's rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology currently available. In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

Owlstone Nanotech, Inc. has obtained other purchase orders for its products. As of March 31, 2007, Owlstone had a total backlog of product sales of approximately $13,895.

Our customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

NOTE G - REVOLVING CREDIT FACILITIES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of March 31, 2007, the Company had not used this facility. As of March 31, 2007, the Company maintained a cash balance of $11,332 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At March 31, 2007, the Company had $11,332 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.9M (GBP £3.5M) dollars subject to the terms and conditions. As of March 31, 2007, the Company had $1,031,294 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the Plus-quoted or approximately $0.98 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.7%, of the Registrant’s Common Stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $2,166,043 are unamortized as of March 31, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $11.7M dollars (GBP £6.0M) subject to the terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16% of the Company. As of March 31, 2007, the Company had $0 outstanding under the Agreement. The CIL credit facility has resulted in the Company recording deferred financing costs of which approximately $15,680 (GBP £8,000) are unamortized as of March 31, 2007. The financing costs resulted from the accrued issuance of 8,000,000 ordinary shares of AHS. These financings costs will be amortized over the life of the CIL credit facility of 45 months and will be fully expensed on December 31, 2010. As of March 31, 2007, no portfolio assets have been transferred to AHS.

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

NOTE H - STOCKHOLDERS' EQUITY

1. Common and Preferred Stock

On June 19, 2006, the new Delaware Charter created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At March 31, 2007, 34,907,742 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the new Delaware Charter of the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of March 31, 2007, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2007 Stockholders’ Equity Transactions (See NOTE I for stock-based compensation equity transaction disclosure)

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

Shares issued to consultants for services
On March 2, 2007, the Company issued 50,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with software license rights for use of an online share intelligence service for the period of one year. The shares were issued from the Company’s 2005 Equity Incentive Plan. These shares were issued pursuant to the license agreement dated January 16, 2007. During the quarter ended March 31, 2007, the Company recognized a non-cash expense of $23,500 related to the contract.

On March 20, 2007, the Company issued 100,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with a consulting contract for marketing services. The shares were issued from the Company’s 2005 Equity Incentive Plan. During the quarter ended March 31, 2007, the Company recorded consulting expense of $46,000 related to the contract.

4. Private Placements- Fiscal Year 2005

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

5. Warrant Re-pricing

As of March 31, 2007, the Company has re-priced additional Investor Warrants to purchase 18,750 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on March 31, 2007, was $0.48. This resulted in a re-class of $30,784 amongst equity accounts warrant valuation and additional paid in capital. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

As of December 31, 2006, the Company had re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

As of December 31, 2006, the Company had re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the agents based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

In total, the Company reclassified the total gain to date of $6,354,135 to additional paid in capital on the re-pricing of the warrant valuation. The gain was a result of using a Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

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

6. Warrants

The following table summarizes information about warrants:

	Warrants Summary		Weighted Average Exercise Price

August 2004 (Inception)	-

Granted	6,666,666	(a)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190	(c)	2.86
Exercised	(71,549)	(d)	2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	10,955,213	(a)(b)(c)	1.26
Exercised	-		-
Cancelled or Forfeited	(10,839,681)	(a)(c)	2.32

December 31, 2006	13,584,839		1.58

Granted	18,750	(e)	1.25
Exercised	-		-
Cancelled or Forfeited	(6,685,416)	(a) (e)	1.25

March 31, 2007	6,918,173		1.89

(a)	The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. The warrants were cancelled on March 30, 2007.
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
(e)
As of March 31, 2007, the Company has re-priced Investor Warrants to purchase 18,750 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on March 31, 2007, was $0.48. There have been no other adjustments to the warrants original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

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

Stock Options
On January 5, 2006, the Company issued 1,040,000 stock options to certain employees and Directors. The stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and a strike price of $2.03. On April 19, 2006, the Company issued another 20,000 to a Director. As of March 31, 2007, the Company had recorded a non-cash expense for the three months ended of $196,802 related to the implementation of FAS123(R), “Share Based Payments”.

The total cost of $2,029,895 will be recognized over the period during which each employee or Director is required to provide service in exchange for the respective award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

As of March 31, 2007, 240,000 stock options were forfeited by terminated employees.

Shares Granted to Consultants
On March 20, 2007, the Company issued 100,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with a consulting contract for marketing services. The shares were issued from the Company’s 2005 Equity Incentive Plan. During the quarter ended March 31, 2007, the Company recorded consulting expense of $46,000 related to the contract.

On March 2, 2007, the Company issued 50,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with software license rights for use of an online share intelligence service for the period of one year. The shares were issued from the Company’s 2005 Equity Incentive Plan. These shares were issued pursuant to the license agreement dated January 16, 2007. During the quarter ended March 31, 2007, the Company recognized a non-cash expense of $23,500 related to the contract.

On August 17, 2006, the Company issued 70,000 shares of common stock at the closing price on the date of grant in connection with a consulting contract for investor services. The shares were issued from the Company’s 2005 Equity Incentive Plan.

Shares Granted to Employees
The following bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan through March 31, 2007:

•	69,094 shares on January 5, 2006 (related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $207,109)
•	95,416 shares on April 13, 2006 (related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,298)
•	146,201 shares on July 31, 2006 (related to service in the second quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $169,799)
•	412,831 shares on November 28, 2006 (related to service in the third quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $346,771)
•	458,280 shares on February 2, 2007 (related to service in the fourth quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $339,127)

As of March 31, 2007, the Company has accrued for a bonus grant of $74,118 for shares to be issued to certain employees of the Company for their performance related to service in the fourth quarter of 2006 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. Also, as of March 31, 2007, the Company has accrued for a bonus grants of $270,080 for shares to be issued to certain employees of the Company for their performance related to service in the first quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of March 31, 2007, and are pending the Board of Director’s Executive Compensation Committee approval.

As of March 31, 2007, there were still 703,824 registered shares that have not been issued under the 2005 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price

Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11
Granted	1,060,000	2.11
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	827,027	3.58
Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, March 31, 2007	827,027	3.58

Range of Exercise Prices	Number Outstanding as of March 31, 2007	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of March 31, 2007	Compensation Cost Yet to be Recorded
$2.03-$3.00	820,000	3.83	$ 2.14	$ 1,159,343	$ 870,552
$20.00-80.00	4,913	2.11	27.23	-	-
$100.00-200	762	2.11	160.30	-	-
$700	1,352	2.47	700.00	-	-

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of March 31, 2007, the Company has the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2007	139,191	19,726
2008	194,064	23,478
2009	196,295	9,361
2010	139,042	5,460
2011	-	-
Thereafter	-	-
Amounts representing interest	-	(5,716)
Total principal payments	$668,592	$52,309

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

Owlstone had maximized their credit facility of $3.0M, and we were not obligated to provide any additional funding as of June 30, 2006.  However, on July 28, 2006, the Company agreed to provide Owlstone with a $400,000 credit facility that will further fund Owlstone operations. As of August 3, 2006, the Company advanced Owlstone a total of $200,000 under this new credit facility. The credit facility was convertible into shares of common stock at Advance Nanotech’s discretion; however Owlstone repaid the entire outstanding amount, plus interest, on September 6, 2006. The $400,000 facility accrued interest at an annual rate of 10.0% and matured on October 28, 2006. As compensation for this new credit facility, Owlstone issued Advance Nanotech 40,000 warrants to purchase shares of common stock. The warrants have an exercise price of $1.50 and expire in three years.

Owlstone had closed four rounds of financing during the year ended December 31, 2006. Owlstone sold shares of common stock with a purchase price of $2.50 per share. On September 6, 2006, Owlstone closed round one, raising $1,250,500 and issued 500,200 shares of common stock. Advance Nanotech, Inc. participated in the round and invested $380,200 and received 152,080 shares in return. On the subsequent three rounds, Owlstone raised an additional $675,000 and issued 270,000 shares.

Owlstone has closed five rounds of financing during the three months ended March 31, 2007. Owlstone sold shares of common stock with a purchase price of $2.50 per share. Advance Nanotech, Inc. did not participate in any of the 2007 rounds. On the subsequent five rounds, Owlstone raised an additional $662,500 and issued 265,000 shares.

Following these additional share issuances, Advance Nanotech holds approximately 54.12% of Owlstone and the founders and third party investors retain the other 45.88% of the total issued and outstanding shares of Owlstone.

NANO SOLUTIONS
On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide approximately $6.25 million for the development of eight bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $490,000 were due quarterly through October 2007.  Nano Solutions Limited is not committed to providing any funding beyond $312,000 during the next 12 month period to fund five separate research projects. Nano Solutions Limited has the right to terminate any research project for convenience, but must provide 30 days notice and pay pro-rata up to the point of termination.

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

On February 22, 2007, the Company and Imperial College mutually agreed to terminate and cancel the original collaboration agreement. The Company cancelled all projects associated with the original agreement in order to refocus the projects’ technical and commercial milestones and place them in-line with our overall Homeland Security segment objectives. The Company will work together with the College to form a new collaboration agreement which will include the intellectual property rights as background intellectual property for any new project started. It is the Company’s intention to better align the Nano Solutions projects with other programs in the portfolio.

NANOFED (including NanoLight)
On December 13, 2004, NanoFED Limited entered into an approximate $2.0 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments were due quarterly through contract expiration on November 30, 2006.  At March 31, 2007, our remaining financial obligation was approximately $196,000 (GBP £100,000).

The Company is in discussion with the University with respect to the outstanding amount owed and intellectual property rights resulting from the original collaboration agreement. Subject to final resolution, the Company will negotiate to extend the NANOFED and NANOLIGHT programs with a view to their commercialization.

CAMBRIDGE NANOTECHNOLOGY
On December 24, 2004, Cambridge Nanotechnology Limited entered into a collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the displays and optical sector. Payments are due quarterly through December 2008. The Company is obligated to provide approximately $1,772,000 (GBP £904,000) over the next 12 month period to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

On May 14, 2007, the Company and the University have terminated the third party collaboration agreement. Under the terms of the termination, the Company previously transferred two projects, Ultratubes (formerly known as NanoOptics) and Osputt (formerly know as Inovus Materials) to the CAPE strategic partnerships, in which Advance Nanotech has an interest, and cancelled Cambridge Nanotechnology, NanoPhotonics and Exiguus Technologies. Subsequent to the transfer, (1) Ultratubes became a joint collaboration between the Company and Dow Corning Limited and (2) Osputt became a joint collaboration between the Company and the Alps Electric Company.

BIO-NANO SENSIUM
On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technology Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments. The project is currently suspended. We are currently in discussions with our collaboration partner to revise the Company’s rights to intellectual property and the financial obligations under this contract. If we do not agree on a modification, our financial commitments over the next 12 month period would be $2,240,000 (GBP £1,143,000).   Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and Professor Chris Toumazou.

CAPE
On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Limited and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner and the University of Cambridge nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009.  Advance Nanotech is committed to providing approximately $1,715,000 (GBP £875,000) over the next 12 month period.  We have a right to terminate the agreement for convenience, but must provide notice and pay pro-rata up to the point of termination.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

RESEARCH & DEVELOPMENT FUNDING OBLIGATIONS
As of March 31, 2007, the Company had research & development funding obligations for the next twelve months as follows:

Project	March 31, 2007
Nano Solutions Limited	$312,000
NanoFED Limited	196,000
Bio-Nano Sensium Technologies Limited	2,240,000
Cambridge Nanotechnology Limited	1,772,000
Centre of Advanced Photonics & Electronics	1,715,000

TOTAL	$6,235,000

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of March 31, 2007.

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

NOTE L - RELATED PARTY TRANSACTIONS

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.9M (GBP £3.5M) dollars subject to the terms and conditions. As of March 31, 2007, the Company had $1,031,294 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the Plus-quoted or approximately $0.98 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.7%, of the Registrant’s Common Stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $2,166,043 are unamortized as of March 31, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

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

NOTE M- SUBSEQUENT EVENTS

Effective April 1, 2007, Mr. Paul Miller began serving the Company as special consultant to the Chief Executive Officer and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security Inc. (“AHS”). In accordance with the Agreement, Mr. Miller shall be entitled to receive a zero ($0.00) annual salary. On April 14, 2007, Mr. Miller received 100,000 shares of restricted common stock of the Company for commencement of his services. The Executive will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where the Executive may earn up to 1,200,000 shares of restricted common stock. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable.

On May 14, 2007, the Company and the University of Cambridge have mutually terminated the third party collaboration agreement. Under the terms of the termination, the Company previously transferred two projects, Ultratubes (formerly known as NanoOptics) and Osputt (formerly know as Inovus Materials) to the CAPE strategic partnerships, and cancelled Cambridge Nanotechnology, NanoPhotonics and Exiguus Technologies. Subsequent to the transfer, (1) Ultratubes became a joint collaboration between the Company and Dow Corning Limited and Osputt became a joint collaboration between the Company and the Alps Electric Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Statements contained in this Form 10-QSB, which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, including but not limited to statements regarding the Company's expectations, hopes, beliefs, intentions or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements as a result of a number of factors in this Form 10-QSB. In some cases, you can identify forward-looking statements by the use of the words "may," "will," "should," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company has generated revenues of $140,178 in the three months ended March 31, 2007 as compared to $0 in the three months ended March 31, 2006. Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist Products and Vapor Generators beginning in the third quarter of 2006.

Research and development costs for the three months ended March 31, 2007, as compared to the same three months ended March 31, 2006 were $1,166,781 and $1,470,135, respectively, representing a decrease of $303,354 or 20.6%. Research and development costs have decreased as a result of the Company’s NanoFED and Nanolight projects reaching conclusion in the laboratory per the contractual agreement and re-negotiating the Bio-Nano Sensium Technologies and Imperial College projects. These reductions are offset by the increase in research spending at Owlstone. At March 31, 2007, the Company was in negotiations with certain partners to refocus portfolio technologies towards the homeland security and display sectors. As a result, some technologies has not been funded in 2007 and may be terminated depending upon the result of this refocus. Research and development costs include costs associated with the projects shown in the table below.

	THREE MONTHS ENDED MARCH 31
Project	2007	2006	Change from prior year
Owlstone Nanotech, Inc. (1)	$559,376	287,229	272,147
NanoFED Limited (2)	-	233,667	(233,667)
Bio-Nano Sensium Technologies Limited (3)	-	-	-
Cambridge Nanotechnology Limited (4)	252,531	226,432	26,099
Nano Solutions Limited (5)	74,025	492,891	(418,866)
Centre for Advanced Photonics & Electronics (6)	245,338	229,916	15,422
General	35,511	-	35,511

TOTAL	$1,166,781	$1,470,135	$(303,354)

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
(*Note) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method

General and administrative expenses for the three months ended March 31, 2007 and for the three months ended March 31, 2006 were $1,919,694 and $1,828,496, respectively, representing an increase of $91,198 or 5.0%. The increase in general and administrative expenses for the three month period is a result of:

•	Increase in lending costs related to the credit facilities
•	Increase in payroll and employee related expenses including benefits and equity compensation.
•	Result of headcount increases at our subsidiary Owlstone.
•
Non-cash expenses contributed to $879,833 or 45.8% of general and administrative expenses relating to equity incentive plans and lending costs related to the credit facility for the three months ended March 31, 2007. This compares to non-cash expenses of $545,840 for the three months ended March 31, 2006. Actual cash related expenses decreased by $242,795 for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest and other income for the three months ended March 31, 2007 and for the three months ended March 31, 2006 was $24,400 and $67,195, respectively, representing a decrease of $42,795 from 2006.  The reduction in interest income is a result of our decreasing cash and cash equivalents maintained in our short-term money market account which was invested as a result of the net proceeds raised in the 2005 private placements. Cash is decreasing as a result of continuing to fund operations. All of our cash reserves have been invested in liquid securities at large financial institutions. This is offset by sublease income because on February 1, 2007, the Company has subleased certain office space at the New York Corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a Director of the Company. Under the terms of the sublease, the sublease will run from February 1, 2007 through January 2008 and require monthly rent payments of $8,000.

Interest and other expense for the three months ended March 31, 2007 and for the three months ended March 31, 2006 was $19,737 and $2,664, respectively, representing a decrease of $17,073 from 2006.  The increase is a result of borrowing funds through the NAB credit facility at an interest rate of 9.0%. The Company accrues the interest monthly.

We had a net loss of $2,432,368 in the three months ended March 31, 2007 compared to $3,234,100 for the comparable period in 2006. In 2007, Advance Nanotech lost 7 cents per share, compared with a loss of 10 cents per share, for the same quarter in 2006. Revenue increased by $140,178 while operating expenses decreased $212,156, and the Company had a gain of $475,919 from minority interest related to subsidiaries’ losses.

FINANCIAL RESOURCES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of March 31, 2007, the Company had not used this facility. As of March 31, 2007, the Company maintained a cash balance of $11,332 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At March 31, 2007, the Company had $11,332 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.9M (GBP £3.5M) dollars subject to the terms and conditions. As of March 31, 2007, the Company had $1,031,294 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the Plus-quoted or approximately $0.98 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.7%, of the Registrant’s Common Stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $2,166,043 are unamortized as of March 31, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $11.7M dollars (GBP £6.0M) subject to the terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16% of the Company. As of March 31, 2007, the Company had $0 outstanding under the Agreement. The CIL credit facility has resulted in the Company recording deferred financing costs of which approximately $15,680 (GBP £8,000) are unamortized as of March 31, 2007. The financing costs resulted from the accrued issuance of 8,000,000 ordinary shares of AHS. These financings costs will be amortized over the life of the CIL credit facility of 45 months and will be fully expensed on December 31, 2010. As of March 31, 2007, no portfolio assets have been transferred to AHS.

Were the Company not to secure funds from CIL or NAB according to the current facility agreements or raise additional capital, the Company’s current financial resources are not sufficient to meet the Company’s budgetary expenses for the next twelve months. The Company's cash requirements for the next twelve months are based upon existing agreements and do not assume agreements to finance additional research. It is not anticipated that the Company may internally generate significant revenues to produce an operating profit in the near term, so if the Company does not raise additional capital to meet 2007 budgetary needs, the Company may not be able to sustain business operations.

SUBSIDIARY AND PORTFOLIO AGREEMENTS

As of March 31, 2007, Advance Nanotech, Inc. possessed controlling interests in five direct and six indirect subsidiaries and a minority interest in one company, as outlined below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK. Owlstone Nanotech, Inc. is incorporated in the State of Delaware. Advance Nanotech Singapore Pte. Ltd. is incorporated in Singapore.

Subsidiary Structure (ownership % is based on the direct level above)

•	Advance Nanotech, Inc.
o	Advance Display Technologies plc	(92.9% owned)*
▪	NanoFED Ltd.	(100% owned)
▪	Cambridge Nanotechnology Ltd.	(100% owned)
o	Advance Homeland Security plc	(100% owned)^
o	Advance Nanotech Ltd.	(100% owned)
▪	NanoSolutions Ltd.	(75.0% owned)
▪	Bio-Nano Sensium Tech. Ltd	(55.0% owned)
o	Advance Nanotech Singapore Pte. Ltd.	(90.0% owned)
▪	Singular ID Pte. Ltd.	(11.45% owned)
o	Owlstone Nanotech Inc.	(54.12 % owned)
▪	Owlstone Ltd.	(100% owned)

* Advance Display Technologies plc is listed on the PLUS-Quoted market in London (ADTP).
^ Advance Homeland Security plc is obligated to issue 8,000,000 shares in the future to the credit facility provider pending the conclusion of the entities share authorization approvals.

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

The following table summarizes Advance Nanotech, Inc.'s portfolio technologies as of March 31, 2007:

				R&D
		PORTFOLIO	%	FUNDING as		DEVELOPMENT
	TECHNOLOGY	COUNT	OWNERSHIP	of 3/31/2007	PROJECT DESCRIPTION	PHASE	SEGMENT

Centre for Advanced Photonics & Electronics (CAPE)				$ 1,616,473
1	EPI CNT	1	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies	Displays
2	BI-MAT	2	100.00%		Integrated low cost and disposable sensors and sensor arrays	Research Technologies	Homeland Security

(CAPE partner projects with Dow Corning Ltd., ALPS Electric Company Ltd., and Marconi Communications Ltd.)
1	HIMO	3 *	25.00%		High mobility oxides	Research Technologies	Displays
2	NOTICE	4 *	25.00%		Next generation communications infrastructure for broadband	Research Technologies	Homeland Security
3	ANTS	5 *	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies	Homeland Security
4	ROMP	6 *	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies	Homeland Security
5	RANTED	7 *	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies	Homeland Security

Cambridge Nanotechnology Limited (University of Cambridge)				$ 3,065,589
1	Cambridge Nanotechnology	8 ^	100.00%		Indium tin oxide replacement	Emerging Technology	Displays
2	Ultratubes (formerly known as NanoOptics)	9 +	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology	Displays
3	Nano Photonics	10 ^	100.00%		Liquid crystal structures over nanotube array	Emerging Technology	Displays
4	Nano Devices I	11 ^	100.00%		Silicon nanowires for optical applications	Emerging Technology	Homeland Security
5	Nano Devices II	12 ^	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology	Homeland Security
6	Osputt (formerly known as Inovus Materials)	13 +	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology	Displays
7	Exiguus Technologies	14 ^	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies	Displays

Singular ID Pte Limited		15*	11.45%	$ 197,760	Magnetic nanoparticles for security and authentication	At Market	Homeland Security

Owlstone Nanotech, Inc.		16	54.12%	$ 3,818,873	FAIMS chemical sensor	At Market	Homeland Security

Bio-Nano Sensium Technologies Limited		17 @	55.00%	$ 1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market	Homeland Security

NanoFED Limited (University of Bristol)				$ 1,376,318
1	Nano FED	18 &	100.00%		Lithiated microdiamond emitter for displays	Near to Market	Displays
2	Nano Light	19 &	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology	Displays

Nano Solutions Limited (Imperial College, London)				$ 3,304,080
1	Advanced Proteomics	20 #	75.00%		Engineered nanoparticles for proteomics	Emerging Technology	Homeland Security
2	Intelligent Biosensors I	21 #	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology	Homeland Security
3	Intelligent Biosensors II	22 #	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology	Homeland Security
4	NanoVindex	23 #	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology	Homeland Security
5	Nano Diagnostics	24 #	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology	Homeland Security
6	Visus Nanotech	25 #	75.00%		Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology	Homeland Security
7	Econanotech	26 #	75.00%		Environmentally friendly nanocomposites	Research Technologies	Homeland Security
8	Nanocomposites	27 #	75.00%		Titanium oxide nanocomposites	Research Technologies	Homeland Security

* Represents a minority interest within the portfolio
@ Represents that the research project is suspended.
& Represents that the research project phase has completed. The Company is in discussion with the University with respect the outstanding amount owed and intellectual property rights resulting from the original collaboration agreement. Subject to final resolution the Company will negotiate to extend the NANOFED and NANOLIGHT programs with a view to their commercialization.

# Represents that the research project is terminated. On February 22, 2007, the Company and Imperial College mutually agreed to terminate and cancel the original collaboration agreement in full. The Company will work together with the College to form a new collaboration agreement which will include the intellectual property rights as background intellectual property for any new project started.

^ Represents that the projects have been terminated as of May 14, 2007.
+ Represents that the projects have been transferred to the CAPE collaboration agreement.
Note: Advance Nanotech Limited has incurred research and development costs to date that are in addition to the above projects.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to March 31, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

10.4
$20,000,000 Senior Secured Credit Facility Letter Agreement dated May 3, 2004 by and between Jano Holdings Limited and Advance Nanotech Limited including the related Senior Secured Grid Note dated May 3, 2004 issued by Advance Nanotech Limited in favor of Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.1 to the Form 10-QSB filed by the Company on May 15, 2006).

10.5
Security Agreement dated May 3, 2004 by Advance Nanotech Limited in favor of Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.2 to the Form 10-QSB filed by the Company on May 15, 2006).

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

10.8
Second Amended Warrant dated October 25, 2004, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Colorado corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.5 to the Form 10-QSB filed by the Company on May 15, 2006).

10.9	Jano Holdings Limited waiver letter dated May 9, 2006 (canceled) (incorporated by reference from the Form 10-QSB filed by the Company on August 11, 2006).

10.10	Jano Holdings Limited waiver letter dated July 26, 2006 (canceled) (incorporated by reference from the Form 10-QSB filed by the Company on August 11, 2006).

10.11
Third Amended Warrant dated October 13, 2006, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference from the Form 10-QSB filed by the Company on November 14, 2006).

10.12
Amended Facility Letter regarding the Amended and Restated Credit Facility dated August 14, 2006, by and between Advance Nanotech Inc. and Jano Holdings Limited (canceled)  (incorporated by reference from the Form 8-K filed by the Company on August 16, 2006).

10.13
Amended and Restated $20,000,000 Senior Secured Grid Note dated August 14, 20046 by and between Jano Holdings Limited and Advance Nanotech Inc (canceled) (incorporated by reference from the Form 8-K filed by the Company on August 16, 2006).

10.14
Amended Security Agreement dated August 14, 2006, by Advance Nanotech, Inc. in favor of Jano Holdings Limited (canceled) (incorporated by reference from the Form 8-K filed by the Company on August 16, 2006).

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

10.22
Investor and Placement Agent Warrant Agreement consent letter to amend the exercise price pursuant to the Securities and Purchase Agreement dated as of October 13, 2006 (incorporated by reference from the Form 10-KSB filed by the Company on March 30, 2007).

10.23
Mutual Cancellation Letter Agreement dated March 30, 2007, by and between Advance Nanotech Inc. and Jano Holdings Ltd. 2006 (incorporated by reference from the Form 10-KSB filed by the Company on March 30, 2007).

10.24
£6,000,000 Facility Agreement dated March 30, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc 2006 (incorporated by reference from the Form 10-KSB filed by the Company on March 30, 2007).

10.25
Debenture Agreement dated March 30, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc 2006 (incorporated by reference from the Form 10-KSB filed by the Company on March 30, 2007).

14.0	Code of Conduct and Ethics (incorporated by reference from the Form 10-KSB filed by the Company on March 30, 2007).

21.1
Subsidiaries of the Registrant (direct ownership)
Advance Homeland Security plc (a UK corporation)
Advance Display Technologies plc (a UK corporation)
Advance Nanotech Limited (a UK corporation)
Advance Nanotech Singapore Pte. Limited (a Singapore corporation)
Owlstone Nanotech Inc. (a Delaware corporation)

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

31.2	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended (filed herewith).

32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Management contract or compensation plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007

ADVANCE NANOTECH, INC.

BY: /s/ Antonio Goncalves, Jr.
Antonio Goncalves, Jr.
Chief Executive Officer

Date: May 15, 2007

END OF FILING