Form 10QSB
period 2007-06-30
Advance Nanotech, Inc.
filed 2007-08-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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
36,595,686 as of August 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page (s)
PART I -	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2007 and
	2006 and from inception (August 17, 2004) through June 30, 2007 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception
	(August 17, 2004) through June 30, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and
	from inception (August 17, 2004) through June 30, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND	23
	RESULTS OF OPERATIONS

ITEM 3.	CONTROLS AND PROCEDURES	28

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	28

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	28

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	28

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	28

ITEM 5.	OTHER INFORMATION	29

ITEM 6.	EXHIBITS	30

SIGNATURES		33

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(a)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,740	$361,845
Restricted cash	76,997	77,523
Prepaid expenses and other current assets	46,054	25,173
Accounts receivable	21,406	237,658
Grants receivable	33,055	146,373
Inventory	86,682	75,485
VAT tax refund receivable	76,078	147,761
Deferred financing costs, current portion	804,267	786,287
TOTAL CURRENT ASSETS	1,217,279	1,858,105

Property plant and equipment, net	317,955	350,723
Patents	615,257	475,034
Deferred financing costs, net of current portion	1,206,403	1,572,575
Investment	197,760	195,630

TOTAL ASSETS	$3,554,654	$4,452,067

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,372,235	$2,011,244
Accrued expenses	2,095,232	1,463,471
Deferred equity compensation	213,854	495,658
Deferred grant income	33,055	146,373
Capital lease obligation, current portion	23,320	22,365
TOTAL CURRENT LIABILITIES	5,737,696	4,139,111

Loan payable	1,415,926	602,423
Notes payable - convertible	177,500	0
Capital lease obligation, net of current portion	23,458	35,362
TOTAL LIABILITIES	7,354,580	4,776,896

Minority interests in subsidiaries	6,714,057	6,496,093

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 36,595,686 and 34,371,462 shares issued and outstanding in June 30, 2007 and December 31, 2006, respectively	36,596	34,372
Additional paid in capital	15,570,346	14,064,249
Warrant valuation	5,611,769	5,743,116
Accumulated other comprehensive loss	(758,977)	(480,780)
Deficit accumulated during development stage	(30,973,717)	(26,181,879)
TOTAL STOCKHOLDERS' DEFICIT	(10,513,983)	(6,820,922)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,554,654	$4,452,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From Inception
	Three Months	Three Months	Six Months	Six Months	(August 17, 2004)
	Ended	ended	Ended	Ended	To
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenue- product	$1,370	-	$88,343	-	$348,728
Revenue- service	127,238	-	180,443	-	426,103
Total net revenue	128,608	-	268,786	-	774,831

Cost of Sales	15,499	-	95.470	-	246,921
Gross Margin	113,109	-	173,316	-	527,910

Research and development	(830,800)	(1,706,911)	(1,997,581)	(3,177,046)	(15,736,546)
Selling, general and administrative	(2,077,799)	(2,445,465)	(3,997,493)	(4,273,961)	(26,311,460)
Total operating expenses	(2,908,599)	(4,152,376)	(5,995,074)	(7,451,007)	(42,048,006)

Loss from operations	(2,795,490)	(4,152,376)	(5,821,758)	(7,451,007)	(41,520,096)

Other income/ (expense)
Interest and other income	38,084	50,779	62,484	115,310	456,807
Grant income	-	-	113,318	-	165,818
Interest and other expense	(28,998)	-	(48,735)	-	(96,282)
Fair value of warrants gain / (loss)	-	-	-	-	8,739,143
Accrued late registration cost	-	-	-	-	(2,325,193)

Net loss before minority interest	(2,786,404)	(4,101,597)	(5,694,691)	(7,335,697)	(34,579,803)

Minority interest in net loss of subsidiary	426,934	-	902,853	-	3,606,086

Net Loss	(2,359,470)	(4,101,597)	(4,791,838)	(7,335,697)	(30,973,717)

Foreign currency translation adjustment gain / (loss)	(145,755)	5,759	(278,197)	166,999	(758,977)

Comprehensive loss	$(2,505,225)	$(4,095,838)	$(5,070,035)	$(7,168,698)	$(31,732,694)

Net loss per share - basic and diluted	$(0.08)	$(0.12)	$(0.16)	$(0.22)	$(1.12)

Net loss per share after minority interest - basic and diluted	$(0.07)	$(0.12)	$(0.14)	$(0.22)	$(1.01)

Comprehensive income/(loss) per share - basic and diluted	$(0.07)	$(0.12)	$(0.14)	$(0.21)	$(1.03)

Weighted average shares outstanding - basic and diluted	35,699,701	33,798,987	35,118,307	33,728,258	30,802,334

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO JUNE 30, 2007
(Unaudited)

						Deficit	Accumulated
	Common			Additional		Accumulated	Other	Total
	Stock		Preferred	Paid In	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Valuation	Development	Income/Loss	Equity/(Deficit)
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Shares issued for services	150,000	150		69,350				69,500
Shares issued to employees	386,280	386		324,993				325,379
Stock options issued (FAS 123R)				196,802				196,802
Common stock warrants				30,784	(30,784)			-
Net loss						(2,432,368)		(2,432,368)
Foreign currency translation							(132,442)	(132,442)
Balance as of March 31, 2007	34,907,742	$34,908	-	$14,686,178	$5,712,332	$(28,614,247)	$(613,222)	$(8,794,051)

Shares issued for services	950,000	950		369,550				370,500
Shares issued to employees	737,944	738		268,953				269,691
Stock options issued (FAS 123R)				145,102				145,102
Common stock warrants				100,563	(100,563)			-
Net loss						(2,359,470)		(2,359,470)
Foreign currency translation							(145,755)	(145,755)
Balance as of June 30, 2007	36,595,686	$36,596	-	15,570,346	5,611,769	(30,973,717)	(758,977)	(10,513,983)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Six Months	Six Months	(August 17, 2004)
	Ended	Ended	To
	June 30, 2007	June 30, 2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,791,838)	$(7,335,697)	$(30,973,717)
Adjustments to reconcile net loss to cash flows
used in operating activities
Depreciation	60,006	42,428	224,640
Fair value of warrant liability	-	-	(8,739,143)
Common stock issued for services	440,000	44,900	2,711,500
Common stock issued to employees	595,070	466,507	1,578,147
Stock options issued to employees	341,904	585,513	1,304,446
Warrants issued for services	-	112,273	157,708
Accrued late registration costs	-	-	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	526	(853)	(76,997)
Decrease (increase) in prepaid licensing fees	-	198,623	-
Decrease (increase) in prepayments and other	(20,881)	(75,853)	(46,054)
Decrease (increase) in inventory	(11,197)	(7,239)	(86,682)
Decrease (increase) in accounts receivable	216,252		(21,406)
Decrease (increase) in grants receivable	113,318		(33,055)
Decrease (increase) in VAT receivable	71,683	507,673	(76,078)
Decrease (increase) in loan receivable	-	47,421	-
Increase (decrease) in accounts payable	1,355,835	797,248	3,367,079
Increase (decrease) in accrued expenses	631,761	21,064	2,095,232
Increase (decrease) in deferred grant income	(113,318)		33,055
Increase (decrease) in deferred equity compensation	(281,804)	(119,064)	213,854
NET CASH USED IN OPERATING ACTIVITIES	(1,392,683)	(4,715,056)	(26,042,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(22,082)	(75,318)	(537,439)
Development of patent technology	(140,223)	(241,677)	(615,257)
Investment	(2,130)	-	(197,760)
Minority investment in subsidiary	217,964	-	6,714,057
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	53,529	(316,995)	5,363,601

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(10,949)	(10,071)	46,778
Proceeds from credit facility- NAB	813,503	-	1,415,926
Proceeds from Convertible Notes - OWLSTONE	177,500	-	177,500
Amortization of deferred financing costs	348,192	-	(2,010,670)
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of common stock	-	-	1,500,000
Financing fees on merger shares issued	-	-	(425,000)
Increase on loan payable	-	44,191	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,328,246	34,120	21,510,394

Effect of exchange rates on cash and cash equivalents	(278,197)	166,999	(758,977)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(289,105)	$4,830,932	$72,740

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$361,845	$7,911,078	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,740	$3,080,146	$72,740

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$11,034	$3,081	$44,857
Conversion of amounts due on related party credit facility to common stock	-	-	$1,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

As of June 30, 2007, Advance Nanotech owns all the issued and outstanding shares of Advance Homeland Security plc and Advance Nanotech Limited ("ANL"), both UK companies. Advance Nanotech owns 92.9% of Advance Display Technologies plc. ANL owns 55.0% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75.0% of Nano Solutions Limited and all the outstanding shares of the following UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 63.27% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90.0% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 8.80% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

Advance Nanotech is a leading provider of financing and support services to drive the commercialization of nanotechnology related products for homeland security and display technologies.

Advance Nanotech is a development stage nanotechnology company specializing in the acquisition and commercialization of technologies focused in the areas of homeland security and displays. Nanotechnology is a science that involves the investigation and design of materials and devices at the atomic and molecular levels that is expected to make most products lighter, stronger, less expensive and more precise. The Company works closely with universities to source early stage deals and to generate exclusive rights to intellectual property. The Company's development network strives to create economic and time efficiencies which can advance the development of university research-programs to marketable product lines in high-value markets. Advance Nanotech provides investment funding to bridge patented innovation with the capital markets. The Company's business strategy is to develop its interests in more than 20 existing nanotechnology products, acquire additional early and mid stage product candidates in the display and homeland security sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

In 2006, the Company completed a strategic realignment of its portfolio to more aptly leverage the strengths of the portfolio to provide the greatest value to shareholders. The Company currently possesses a critical mass of technologies in two core areas of activity; homeland security and displays.

Advance Nanotech's Homeland Security Segment includes nanotechnologies providing solutions across two application areas: CBRNE Detection (Chemical, Biological, Radiation, Nuclear, and Explosive), and Wireless Monitoring for cognitive awareness, triage and first response therapy. According to Fredonia, the market opportunity for chemical sensing in the United States alone is worth $5.4 billion. Technologies within this division include the Owlstone Nanotech chemical sensor and wireless technologies for simultaneous event detection and low-power transmission. This division launched its first product in August 2006 and currently has two product lines at market with a customer base across the defense and industrial process control industries.

Advance Nanotech's Display Division Segment includes nanotechnologies providing nano-enabled materials and devices across three display applications areas: flat panel and projection displays, plastic electronics and flexible displays. The combined portfolio of technologies will aim to serve current unmet technology needs while at the same time unlocking new display market opportunities in areas such as non-consumer large area projection displays. The US electronic display industry is worth $11.6 billion and is forecast to grow 12.4% annually through 2008 (source: electonics.ca publications). Plastic electronics, including flexible display applications, has the potential to create a true disruption in the semiconductor industry as well as the consumer electronics market in the next five to ten years.

Each nanotechnology interest is further categorized into one of the following four distinct development phases:

•	At Market: Nano-enabled products are now being sold to end customers.

•	Near-to-Market: Technologies with market entrance expected within 18 months

•	Emerging: Technologies with market entrance expected within 18 to 36 months.

•	Research: Early-stage, pre-proof of concept technologies with market entrance expected to be greater than 36 months.

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

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES

The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Advance Nanotech, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone (36.73%), Nano Solutions (25.0%) and Bio-Nano Sensium (45.0%) are not required to fund losses; accordingly no losses have been allocated to them.

All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently being taken to address the Company’s funding requirements will allow the Company to continue its development stage operations; however there is no assurance that the necessary funds will be realized by securing equity through stock offerings or through additional debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Notwithstanding this uncertainty, the Company has conditional lines of credit with Conquistador Investments Ltd. (“CIL”) and NAB Ventures Ltd. (“NAB”) totaling approximately $18.6 million (GBP £9.5 million) which may be drawn down in accordance with the agreement discussed in Note G.

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

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at June 30, 2007 are principally held by two institutions in the US and one bank in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At June 30, 2007, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $6,088.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the years ended December 31, 2006 and the three months ended June 30, 2007, the effect of the options and warrants were anti-dilutive.

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

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”), which is effective January 1, 2008 and is applied prospectively for new contracts entered into on or after the effective date. Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. Issue 07-3 will require these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The Company is assessing the effects of adoption of Issue 07-3 on its financial position and results of operations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2006 financial statements in order to conform to the current presentation.

NOTE B- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

	Estimated	June 30,	December 31,
Asset Description	Useful Life	2007	2006

Furniture and Fixtures	3-5 years	$62,117	$60,986
Office Equipment	3-5 years	55,105	54,760
Computers	3 years	104,278	99,327
Software	3 years	77,738	76,721
Plant and Machinery	5 years	239,568	224,930
		538,806	516,724

Less: accumulated depreciation		(220,851)	(166,001)
Net Property and equipment		$317,955	$350,723

The Company recorded depreciation of $60,005 and $42,428 for the six months ended June 30, 2007 and 2006, respectively.

Maintenance and repairs are expensed as incurred and were $8,113 and $1,946 for the six months ended June 30, 2007 and 2006, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of June 30, 2007, the Company has capitalized internally developed patents of $615,257. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications, which are all pending. As of June 30, 2007, the Company had zero patents issued in their own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our nanotechnology inventions for a certain period of time from the filing date of the patent application.

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID for an investment of SGD$300,000 or approximately $197,760. As a result of subsequent equity financings in which the Company declined to participate, Advance Nanotech Singapore, Pte. Ltd.’s equity stake in Singular ID dropped to 8.8% as of June 30, 2007. Singular ID is a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Under terms of the agreement, Advance Nanotech assumed a seat on Singular ID’s Board of Directors and owns 15,625 shares of preferred stock. The total equity capitalization of Singular ID is comprised of 40,350 shares of preferred stock, 37,214 shares of preferred A stock and 100,000 shares of common stock.

The Company does not exercise significant influence over the entity and carries the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.  The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending June 30, 2007.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiaries represents the minority stockholders’ proportionate share of the equity as of June 30, 2007 in the following entities:

•	Owlstone Nanotech, Inc. - the Company owned 63.27% of Owlstone’s outstanding shares, which also represented its percentage of voting control.

•	Advance Display Technologies Plc- the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.

•	Advance Nanotech Singapore Pte. Ltd.- the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.

•	Bio-Nano Sensium Technologies Ltd.- the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.

•	Nano Solutions Ltd.- the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

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

As of June 30, 2007, the Company has recognized revenue of $268,786 for the six months ended.

All revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc. Owlstone’s main sources of revenue were a result of shipping their products, Tourist and Owlstone Vapor Generators (“OVG”), and from contracted work from strategic partners.  The Owlstone Tourist is the first generation production model sensor offered by Owlstone and reflects the company's rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology currently available.  In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

Owlstone Nanotech, Inc. has obtained other purchase orders for its products and services. As of June 30, 2007, Owlstone had a total backlog of product, service and contract sales of approximately $155,820. As a result of the pending launch of Lonestar, Owlstone Nanotech, Inc. has made efforts over the past quarter to phase out the sale of Tourist, which will be superseded by the sale of Lonestar scheduled for launch in July 2007.

Our customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

NOTE G - REVOLVING CREDIT FACILITIES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of June 30, 2007, the Company had not used this facility. As of June 30, 2007, the Company maintained a cash balance of $6,374 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At June 30, 2007, the Company had $6,374 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $6.9M (GBP £3.5M) dollars subject to the terms and conditions. As of June 30, 2007, the Company had $1,415,926 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the Plus-quoted or approximately $1.02 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.6%, of the Registrant’s Common Stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $2,010,670 are unamortized as of June 30, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $12.3M dollars (GBP £6.0M) subject to certain terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16% of the Company upon first draw down of the facility. As of June 30, 2007, the Company had $0 outstanding under the Agreement, no shares have been issued to CIL and no portfolio assets have been transferred to AHS. The CIL credit facility has resulted in the Company recording deferred financing costs of which approximately $16,312 (GBP £8,000) are unamortized as of June 30, 2007. The financing costs resulted from the accrued issuance of 8,000,000 ordinary shares of AHS. These financings costs will be amortized over the life of the CIL credit facility of 45 months and will be fully expensed on December 31, 2010.

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

NOTE H - STOCKHOLDERS' EQUITY

1. Common and Preferred Stock

On June 19, 2006, the new Delaware Charter created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At June 30, 2007, 36,595,686 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the new Delaware Charter of the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of June 30, 2007, there were no shares of preferred stock issued or outstanding.

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

Shares issued to consultants for services

Effective April 1, 2007, Mr. Paul Miller began serving the Company as special consultant to the Chief Executive Officer and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security (“AHS”). In accordance with the Agreement, Mr. Miller shall be entitled to receive a zero ($0.00) annual salary. On April 14, 2007, Mr. Miller received 100,000 shares of restricted common stock of the Company for commencement of his services. The Executive will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where the Executive may earn up to 1,200,000 shares of restricted common stock. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. During the quarter ended June 30, 2007, the Company recognized a non-cash expense of $45,000 related to the contract.

On April 24, 2007, the Company issued 250,000 shares of restricted common stock at the closing price on the date of grant to a consultant in connection with a consulting contract dated April 10, 2007 for investor relations and public relation services. During the quarter ended June 30, 2007, the Company recorded consulting expense of $102,500 related to the contract

On May 24, 2007, the Company issued 500,000 shares of restricted common stock at the closing price on the date of grant to a consultant in connection with a consulting contract dated April 10, 2007 for investor relations and public relation services. During the quarter ended June 30, 2007, the Company recorded consulting expense of $190,000 related to the contract

On May 31, 2007, the Company issued 100,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with a consulting contract for marketing services. The shares were issued from the Company’s 2005 Equity Incentive Plan. During the quarter ended June 30, 2007, the Company recorded consulting expense of $33,000 related to the contract.

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

5. Warrant Re-pricing

As of June 30, 2007, the Company has re-priced additional Investor Warrants to purchase 61,250 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on June 30, 2007, was $0.39. This resulted in a re-class of $100,563 amongst equity accounts warrant valuation and additional paid in capital. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

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

In total, the Company reclassified the total gain to date of $6,454,698 to additional paid in capital on the re-pricing of the warrant valuation. The gain was a result of using a Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

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

Prior to the anti-dilution re-pricing becoming effective, each investor and agent had been mailed a consent letter by the Company on October 13, 2006, that will approve and consent to the amendment of its Warrant Agreement to change the exercise price as set forth above. Once these letters are received, signed and returned to the Company, the amendment to the Warrant Agreement will become effective. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting, June 7, 2007.

6. Warrants

The following table summarizes information about warrants:

	Warrants		Weighted Average
	Summary		Exercise Price
August 2004 (Inception)	-

Granted	6,666,666	(a)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190	(c)	2.86
Exercised	(71,549)	(d)	2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	10,955,213	(a)(b)(c)	1.26
Exercised	-		-
Cancelled or Forfeited	(10,839,681)	(a)(c)	2.32

December 31, 2006	13,584,839		1.58

Granted	18,750	(e)	1.25
Exercised	-		-
Cancelled or Forfeited	(6,685,416)	(a) (e)	1.25

March 31, 2007	6,918,173		1.89

Granted	61,250	(f)	1.25
Exercised	-		-
Cancelled or Forfeited	(61,250)	(f)	3.00

June 30, 2007	6,918,173		1.89

(a)	The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. The warrants were cancelled on March 30, 2007.

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

(f)
As of June 30, 2007, the Company has re-priced Investor Warrants to purchase 61,250 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on June 30, 2007, was $0.39. There have been no other adjustments to the warrants original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting, June 7, 2007.

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

Stock Options

On January 5, 2006, the Company issued 1,040,000 stock options to certain employees and Directors. The stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and a strike price of $2.03. On April 19, 2006, the Company issued another 20,000 to a Director. As of June 30, 2007, the Company had recorded a non-cash expense for the six months ended of $341,904 related to the implementation of FAS123(R), “Share Based Payments”.

The total cost of $2,029,895 will be recognized over the period during which each employee or Director is required to provide service in exchange for the respective award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

As of June 30, 2007, 240,000 stock options were forfeited by terminated employees.

Shares Granted to Consultants

On May 31, 2007, the Company issued 100,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with a consulting contract for marketing services. The shares were issued from the Company’s 2005 Equity Incentive Plan. During the quarter ended June 30, 2007, the Company recorded consulting expense of $33,000 related to the contract.

On May 24, 2007, the Company issued 500,000 shares of restricted common stock at the closing price on the date of grant to a consultant in connection with a consulting contract dated April 10, 2007 for investor relations and public relation services. During the quarter ended June 30, 2007, the Company recorded consulting expense of $190,000 related to the contract

On April 24, 2007, the Company issued 250,000 shares of restricted common stock at the closing price on the date of grant to a consultant in connection with a consulting contract dated April 10, 2007 for investor relations and public relation services. During the quarter ended June 30, 2007, the Company recorded consulting expense of $102,500 related to the contract

Effective April 1, 2007, Mr. Paul Miller began serving the Company as special consultant to the Chief Executive Officer and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security (“AHS”). In accordance with the Agreement, Mr. Miller shall be entitled to receive a zero ($0.00) annual salary. On April 14, 2007, Mr. Miller received 100,000 shares of restricted common stock of the Company for commencement of his services. The Executive will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where the Executive may earn up to 1,200,000 shares of restricted common stock. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. During the quarter ended June 30, 2007, the Company recognized a non-cash expense of $45,000 related to the contract.

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

Shares Granted to Employees
The following bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan through June 30, 2007:

•	69,094 shares on January 5, 2006 (related to service in 2005 and accrued for a non-cash compensation expense related to the fair market value of stock compensation of $207,109)

•	95,416 shares on April 13, 2006 (related to service in the first quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $259,298)

•	146,201 shares on July 31, 2006 (related to service in the second quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $169,799)

•	412,831 shares on November 28, 2006 (related to service in the third quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $346,771)

•	458,280 shares on February 2, 2007 (related to service in the fourth quarter of 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $339,127)

•	134,382 shares on April 26, 2007 (related to service in 2006 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $52,409)

•	401,197 shares on June 1, 2007 (related to service in the first quarter of 2007 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $144,431)

•	202,365 shares on June 6, 2007 (related to service in the first quarter of 2007 and recorded a non-cash compensation expense related to the fair market value of stock compensation of $72,851)

As of June 30, 2007, the Company has accrued for a bonus grant of $213,854 for shares to be issued to certain employees of the Company for their performance related to service in the second quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of June 30, 2007, and are pending the Board of Director’s Executive Compensation Committee approval.

As of June 30, 2007, there were still 240 registered shares that have not been issued under the 2005 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:
	Number of	Weighted Average
	Options	Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11

Granted	1,060,000	2.11
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	827,027	3.58

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, March 31, 2007	827,027	3.58

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, June 30, 2007	827,027	3.58

Range of Exercise Prices	Number Outstanding as of June 30, 2007	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of June 30, 2007	Compensation Cost Yet to be Recorded
$2.03-$3.00	820,000	3.83	$2.14	$1,304,445	$725,451
$20.00-80.00	4,913	2.11	27.23	-	-
$100.00-200	762	2.11	160.30	-	-
$700	1,352	2.47	700.00	-	-

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of June 30, 2007, the Company has the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2007	92,794	13,151
2008	194,064	23,478
2009	196,295	9,361
2010	139,042	5,460
2011	-	-
Thereafter	-	-

Amounts representing interest	-	(4,672)

Total principal payments	$622,196	$52,309

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

On May 18, 2007, the Company entered into a Second Amendment to Facility Agreement with its subsidiary Owlstone Nanotech, Inc., which served to provide the Company with the ability to capitalize any outstanding amounts owed by Owlstone Nanotech, Inc., to the Company at a price of $1 per share. On May 18, 2007, the Company elected to convert all of the loans owed by its subsidiary, Owlstone Nanotech, Inc., into shares of common stock. The amount capitalized totaled $3,000,000 and was converted into equity at a price of $1 per share. As a result, the Company increased its ownership in Owlstone Nanotech, Inc to 63.27% and the founders and third party investors retain the other 36.73% of the total issued and outstanding shares of Owlstone.

Owlstone Nanotech, Inc. has closed one round of financing during the three months ended June 30, 2007. Owlstone sold convertible promissory notes totaling $177,500. The notes are unsecured and do not bear any interest until September 25, 2007. The rate of interest post September 25, 2007 shall be 10% per annum. All unpaid principal and accrued interest on the notes shall be due and payable in full upon the date, which shall in no event be before September 25, 2008, on which the Noteholders’ supermajority makes demand for repayment of all of the notes. The principal on these notes may at the option of the Holder be converted at any time into shares of Common Stock at a conversion price equal to $1.00 per share.

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

NANOFED (including NanoLight)

On December 13, 2004, NanoFED Limited entered into an approximate $2.0 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments were due quarterly through contract expiration on November 30, 2006.  At June 30, 2007, our remaining financial obligation was approximately $200,390 (GBP £100,000).

The Company is in discussion with the University with respect to the outstanding amount owed and intellectual property rights resulting from the original collaboration agreement. Subject to final resolution, the Company will negotiate to extend the NANOFED and NANOLIGHT programs with a view to their commercialization.

CAMBRIDGE NANOTECHNOLOGY

On December 24, 2004, Cambridge Nanotechnology Limited entered into a collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the displays and optical sector. Payments are due quarterly through December 2008. The Company was obligated to provide approximately $1,772,000 (GBP £904,000) over the next 12 month period to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

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

BIO-NANO SENSIUM

On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technology Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments. The project is currently suspended. We are currently in discussions with our collaboration partner to revise the Company’s rights to intellectual property and the financial obligations under this contract. If we do not agree on a modification, our financial commitments over the next 12 month period would be $2,290,457 (GBP £1,143,000).   Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and Professor Chris Toumazou.

CAPE

On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Limited and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge, and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner and the University of Cambridge nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009.  Advance Nanotech is committed to providing approximately $1,753,412 (GBP £875,000) over the next 12 month period.  We have a right to terminate the agreement for convenience, but must provide notice and pay pro-rata up to the point of termination.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

RESEARCH & DEVELOPMENT FUNDING OBLIGATIONS

As of June 30, 2007, the Company had research & development funding obligations for the next twelve months as follows:

Project	June 30, 2007
Nano Solutions Limited	$312,000
NanoFED Limited	200,390
Bio-Nano Sensium Technologies Limited	2,290,457
Cambridge Nanotechnology Limited	-
Centre of Advanced Photonics & Electronics	1,753,412

TOTAL	$4,562,962

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of June 30, 2007.

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

NOTE M- SUBSEQUENT EVENTS

On July 30, 2007 the Company announced that its Owlstone Nanotech, Inc., subsidiary had launched its new Lonestar(TM) product line at the 16th Annual International Society for Ion Mobility Spectrometry conference held July 22-27, 2007 in Mikkeli, Finland.

On July 31, 2007, Singular ID, a company in which Advance Nanotech, Inc., holds a minority interest, closed a "Series A" round of financing led by Innogest SGR and Upstream Ventures, to fund its growth. Innogest SGR is a start-up fund of the Torino Wireless group that has strong connections in the IT and electronics industries as well as the manufacturing sector in northern Italy. Upstream Ventures is an Asian venture capital firm that provides funding, expertise and networks to emerging companies across India, China and Singapore. Based on the terms of the "Series A" financing, Advance Nanotech's July 2005 investment of 300,000 Singaporean Dollars (approximately US $200,000) has increased by more than 300% although the Company continues to account for this investment at historical cost.

On August 13, 2007, in connection with the Company’s reduced headcount and the corresponding assumption of additional responsibilities the Company determined to renew the employment agreements of CEO, Mr. Antonio Goncalves, Executive Chairman, Mr. Magnus Gittins, and CFO, Mr. Thomas Finn. The Compensation Committee comprised of two non-executive Directors, reviewed evidence of the of the compensation arrangements for comparable companies in light of the enhanced responsibilities assumed by those executives and unanimously agreed as follows. The agreement with the Chief Executive Officer Mr. Goncalves provides for a $260,000 annual salary, is for a term of two years and automatically renews unless either party gives advance notice of 90 days. The agreement with the Executive Chairman Mr. Gittins provides for a $270,000 annual salary, is for a term of two years and automatically renews unless either party gives advance notice of 90 days. The agreement with the Chief Financial Officer Mr. Finn provides for a $250,000 annual salary, a term of two years and automatically renews unless either party gives advance notice of 90 days. All three executives will also be eligible to participate in an equity compensation plan once the Company develops and implements the 2007 Equity Compensation Plan. Copies of these employment agreements are attached hereto as exhibits to this quarterly report on Form 10-QSB. Mr. Magnus Gittins has agreed to defer $170,000 of his annualized pay until such time as he notifies the Company. The Company has agreed to accrue the difference in its accounts. Mr. Thomas Finn has agreed to defer $55,000 of his annualized pay until such time as he notifies the Company. The Company has agreed to accrue the difference in its accounts.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

The Company has generated revenues of $128,608 in the three months ended June 30, 2007 as compared to $0 in the three months ended June 30, 2006. The Company has generated revenues of $268,786 in the six months ended June 30, 2007 as compared to $0 in the six months ended June 30, 2006.Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist Products and Vapor Generators beginning in the third quarter of 2006. As a result of the pending launch of Lonestar, Owlstone Nanotech, Inc. has made efforts over the past quarter to phase out the sale of Tourist, which will be superseded by the sale of Lonestar scheduled for launch in July 2007.

Research and development costs for the three months ended June 30, 2007, as compared to the same three months ended June 30, 2006 were $830,800 and $1,706,911, respectively, representing a decrease of $876,111 or 51.3%. Research and development costs for the six months ended June 30, 2007, as compared to the same six months ended June 30, 2006 were $1,997,581 and $3,177,046, respectively, representing a decrease of $1,179,465 or 37.1%. Research and development costs have decreased as a result of the Company’s NanoFED and Nanolight projects reaching conclusion in the laboratory per the contractual agreement and re-negotiating the Bio-Nano Sensium Technologies and Imperial College projects. These reductions are offset by the increase in research spending at Owlstone. At June 30, 2007, the Company was in negotiations with certain partners to refocus portfolio technologies towards the homeland security and display sectors. As a result, some technologies had not been funded in 2007 and may be terminated depending upon the results of this refocus. Research and development costs include costs associated with the projects shown in the table below.

	SIX MONTHS ENDED
	JUNE 30,
Project	2007	2006	Change from prior year

Owlstone Nanotech, Inc. (1)	$1,113,776	$832,843	$280,933
NanoFED Limited (2)	-	412,636	(412,636)
Bio-Nano Sensium Technologies Limited (3)	-	-	-
Cambridge Nanotechnology Limited (4)	256,508	457,671	(201,163)
Nano Solutions Limited (5)	75,191	996,244	(921,053)
Centre for Advanced Photonics & Electronics (6)	493,060	477,652	15,408
General	59,046	-	59,046

TOTAL	$1,997,581	$3,177,046	$(1,179,465)

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

(*Note) The other Company technology not included on the table above is Singular ID; which the consolidated R&D activity does not include since the minority interest is accounted for using the cost method

General and administrative expenses for the three months ended June 30, 2007 and for the three months ended June 30, 2006 were $2,077,799 and $2,445,465, respectively, representing a decrease of $367,666 or 15%.

General and administrative expenses for the six months ended June 30, 2007 and for the six months ended June 30, 2006 were $3,997,493 and $4,273,961, respectively, representing a decrease of $276,468 or 6.5%.The decrease in general and administrative expenses for the three and six month periods are a result of:

•	Decrease in payroll and employee related expenses including headcount, benefits and equity compensation.

•	Decrease in facilities cost, including rent due to sublet of portion of office space.

Interest and other income for the three months ended June 30, 2007 and for the three months ended June 30, 2006 was $38,084 and $50,779, respectively, representing a decrease of $12,695 from 2006.  Interest and other income for the six months ended June 30, 2007 and for the six months ended June 30, 2006 was $62,484 and $115,310, respectively, representing a decrease of $52,826 from 2006. The reduction in interest income is a result of our decreasing cash and cash equivalents maintained in our short-term money market account which was invested as a result of the net proceeds raised in the 2005 private placements. Cash is decreasing as a result of continuing to fund operations. All of our cash reserves have been invested in liquid securities at large financial institutions. This is offset by sublease income because on February 1, 2007, the Company has subleased certain office space at the New York Corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a Director of the Company. Under the terms of the sublease, the sublease will run from February 1, 2007 through January 2008 and require monthly rent payments of $8,000.

Interest and other expense for the three months ended June 30, 2007 and for the three months ended June 30, 2006 was $28,998 and $0, respectively, representing an increase of $28,998 from 2006.  Interest and other expense for the six months ended June 30, 2007 and for the six months ended June 30, 2006 was $48,735 and $0, respectively, representing an increase of $48,735 from 2006. The increase is a result of borrowing funds through the NAB credit facility at an interest rate of 9.0%. The Company accrues the interest monthly.

We had a net loss of $2,359,470 in the three months ended June 30, 2007 compared to $4,101,597 for the comparable period in 2006.

We had a net loss of $4,791,838 in the six months ended June 30, 2007 compared to $7,335,697 for the comparable period in 2006. In 2007, Advance Nanotech lost 14 cents per share, compared with a loss of 22 cents per share, for the comparable six month period in 2006. Revenue increased by $268,786 while operating expenses decreased $1,455,933, and the Company had a gain of $902,853 from minority interest related to subsidiaries’ losses for the six months ending June 30, 2007 compared to the comparable period in 2006.

FINANCIAL RESOURCES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of March 31, 2007, the Company had not used this facility. As of June 30, 2007, the Company maintained a cash balance of $6,374 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At June 30, 2007, the Company had $6,374 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7.1M (GBP £3.5M) dollars subject to the terms and conditions. As of June 30, 2007, the Company had $1,415,926 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the Plus-quoted or approximately $1.02 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.7%, of the Registrant’s Common Stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $2,010,670 are unamortized as of June 30, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $12.2M dollars (GBP £6.0M) subject to the terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16% of the Company. As of June 30, 2007, the Company had $0 outstanding under the Agreement, no shares have been issued to CIL and no portfolio assets have been transferred to AHS. The CIL credit facility has resulted in the Company recording deferred financing costs of which approximately $16,312 (GBP £8,000) are unamortized as of June 30, 2007. The financing costs resulted from the accrued issuance of 8,000,000 ordinary shares of AHS. These financings costs will be amortized over the life of the CIL credit facility of 45 months and will be fully expensed on December 31, 2010.

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

SUBSIDIARY AND PORTFOLIO AGREEMENTS

As of June 30, 2007, Advance Nanotech, Inc. possessed controlling interests in five direct and six indirect subsidiaries and a minority interest in one company, as outlined below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK. Owlstone Nanotech, Inc. is incorporated in the State of Delaware. Advance Nanotech Singapore Pte. Ltd. is incorporated in Singapore.

Subsidiary Structure (ownership % is based on the direct level above)

•	Advance Nanotech, Inc.

•Advance Display Technologies plc	(92.9% owned)*	(100% owned)
• NanoFED Ltd.		(100% owned)
• Cambridge Nanotechnology Ltd.
• Advance Homeland Security plc	(100% owned)^
• Advance Nanotech Ltd.	(100% owned)
• NanoSolutions Ltd.		(75.0% owned)
• Bio-Nano Sensium Tech. Ltd.		(55.0% owned)
• Advance Nanotech Singapore Pte. Ltd.	(90.0% owned)
• Singular ID Pte. Ltd.		(8.8% owned)
• Owlstone Nanotech Inc.	(63.27 % owned)
• Owlstone Ltd.		(100% owned)

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

The following table summarizes Advance Nanotech, Inc.'s portfolio technologies as of June 30, 2007:

				R&D
		PORTFOLIO	%	FUNDING as		DEVELOPMENT
	TECHNOLOGY	COUNT	OWNERSHIP	of 6/30/2007	PROJECT DESCRIPTION	PHASE	SEGMENT

Centre for Advanced Photonics & Electronics (CAPE)				$1,864,195
1	EPI CNT	1	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies	Displays
2	BI-MAT	2	100.00%		Integrated low cost and disposable sensors and sensor arrays	Research Technologies	Homeland Security

(CAPE partner projects with Dow Corning Ltd., ALPS Electric Company Ltd., and Marconi Communications Ltd.)
1	HIMO	3 *	25.00%		High mobility oxides	Research Technologies	Displays
2	NOTICE	4 *	25.00%		Next generation communications infrastructure for broadband	Research Technologies	Homeland Security
3	ANTS	5 *	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies	Homeland Security
4	ROMP	6 *	25.00		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies	Homeland Security
5	RANTED	7 *	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies	Homeland Security

Cambridge Nanotechnology Limited (University of Cambridge)				$3,069,565
1	Cambridge Nanotechnology	8 ^	100.00%		Indium tin oxide replacement	Emerging Technology	Displays
2	Ultratubes (formerly known as NanoOptics)	9 +	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology	Displays
3	Nano Photonics	10 ^	100.00%		Liquid crystal structures over nanotube array	Emerging Technology	Displays
4	Nano Devices I	11 ^	100.00%		Silicon nanowires for optical applications	Emerging Technology	Homeland Security
5	Nano Devices II	12 ^	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology	Homeland Security
6	Osputt (formerly known as Inovus Materials)	13 +	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology	Displays
7	Exiguus Technologies	14 ^	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies	Displays

Singular ID Pte Limited		15*	8.8%	$197,760	Magnetic nanoparticles for security and authentication	At Market	Homeland Security

Owlstone Nanotech, Inc.		16	63.27%	$4,373,273	FAIMS chemical sensor	At Market	Homeland Security

Bio-Nano Sensium Technologies Limited		17 @	55.00%	$1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market	Homeland Security

NanoFED Limited (University of Bristol)				$1,435,364
1	Nano FED	18 &	100.00%		Lithiated microdiamond emitter for displays	Near to Market	Displays
2	Nano Light	19 &	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology	Displays

Nano Solutions Limited (Imperial College, London)				$3,305,247
1	Advanced Proteomics	20 #	75.00%		Engineered nanoparticles for proteomics	Emerging Technology	Homeland Security
2	Intelligent Biosensors I	21 #	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology	Homeland Security
3	Intelligent Biosensors II	22 #	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology	Homeland Security
4	NanoVindex	23 #	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology	Homeland Security
5	Nano Diagnostics	24 #	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology	Homeland Security
6	Visus Nanotech	25 #	75.00%		Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology	Homeland Security
7	Econanotech	26 #	75.00%		Environmentally friendly nanocomposites	Research Technologies	Homeland Security
8	Nanocomposites	27 #	75.00%		Titanium oxide nanocomposites	Research Technologies	Homeland Security

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to June 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the Company’s Annual Meeting of Shareholders (the “Meeting”) held at 600 Lexington Avenue, 29th Floor, New York, New York 10022 on June 7, 2007.

PROPOSAL 1 - ELECTION OF DIRECTORS

Total shares in attendance or by proxy:	20,911,029	Total outstanding shares eligible to vote:	34,901,742

Proposal No. 1 - Election of Directors

Director	For	Pct.	Withheld	Pct.
Lee J. Cole	17,955,148	51.4	2,955,881	8.5
Magnus R. E. Gittins	17,974,638	51.5	2,936,391	8.4
John Robertson	19,056,947	54.6	1,854,082	5.3
Peter Rugg	19,029,069	54.5	1,881,960	5.4
Virgil E. Wenger	19,039,653	54.6	1,871,376	5.4
Douglas Zorn	20,351,113	58.3	559,916	1.6

All nominees for election to the Board of Directors were elected for a one year term until the next annual meeting in 2008 or until their successors shall be elected and duly qualified.

Proposal No. 2 - To ratify the selection of Mendoza Berger & Company, L.L.P. as independent auditors for the year ending December 31, 2007.

For	Against	Abstain
18,814,042	564.044	1,532,943

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

10.25 10.26* 10.27* 10.28*
Debenture Agreement dated March 30, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc 2006 (incorporated by reference from the Form 10-KSB filed by the Company on March 30, 2007).

Employment Agreement dated August 13, 2007 by and between the Company and Thomas Finn (filed herewith)

Employment Agreement dated August 13, 2007 by and between the Company and Magnus Gittins (filed herewith).

Employment Agreement dated August 13, 2007 by and between the Company and Antonio Goncalves, Jr. (filed herewith).

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

Dated: August 14, 2007

ADVANCE NANOTECH, INC.

By:	/s/ Antonio Goncalves, Jr.
Antonio Goncalves, Jr. Chief Executive Officer