Form 10QSB
period 2007-09-30
Advance Nanotech, Inc.
filed 2007-11-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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
36,595,686 as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page

PART I –	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and from inception (August 17, 2004) through September 30, 2007 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through September 30, 2007 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and from inception (August 17, 2004) through September 30, 2007 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25

ITEM 3.	CONTROLS AND PROCEDURES	31

PART II –	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 2.	RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	31

ITEM 5.	OTHER INFORMATION	31

ITEM 6.	EXHIBITS	32

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(a)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$279,556	$361,845
Restricted cash	77,266	77,523
Prepaid expenses and other current assets	55,105	25,173
Accounts receivable	22,432	237,658
Grants receivable	33,055	146,373
Inventory	95,995	75,485
VAT tax refund receivable	126,141	147,761
Deferred financing costs, current portion	821,846	786,287
TOTAL CURRENT ASSETS	1,511,396	1,858,105

Property plant and equipment, net	275,940	350,723
Patents	638,097	475,034
Deferred financing costs, net of current portion	1,027,310	1,572,575
Investment	202,050	195,630

TOTAL ASSETS	$3,654,793	$4,452,067

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$3,314,343	$2,011,244
Accrued expenses	2,017,697	1,463,471
Deferred equity compensation	230,370	495,658
Deferred grant income	33,055	146,373
Capital lease obligation, current portion	23,813	22,365
TOTAL CURRENT LIABILITIES	5,619,278	4,139,111

Loan payable	1,762,972	602,423
Notes payable – convertible	1,904,770	0
Capital lease obligation, net of current portion	17,317	35,362
TOTAL LIABILITIES	9,304,337	4,776,896

Minority interests in subsidiaries	8,331,773	6,496,093

STOCKHOLDERS’ DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 36,595,686 and 34,371,462 shares issued and outstanding in September 30, 2007 and December 31, 2006, respectively	36,596	34,372
Additional paid in capital	15,755,492	14,064,249
Warrant valuation	5,611,769	5,743,116
Accumulated other comprehensive loss	(2,522,263)	(480,780)
Deficit accumulated during development stage	(32,862,911)	(26,181,879)
TOTAL STOCKHOLDERS’ DEFICIT	(13,981,317)	(6,820,922)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,654,793	$4,452,067

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(a)  Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From Inception
	Three Months	Three Months	Nine Months	Nine Months	(August 17, 2004)
	Ended	Ended	Ended	Ended	To
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Revenue- product	$1,596	$30,459	$89,939	$30,459	$350,324
Revenue- service	98,994	-	279,437	-	525,097
Total net revenue	100,590	30,459	369,376	30,459	875,421

Cost of Sales	(31,182)	(23,303)	(126,652)	(23,303)	(278,103)
Gross Margin	69,408	7,156	242,724	7,156	597,318

Research and development	(671,279)	(1,476,454)	(2,668,860)	(4,653,500)	(16,407,825)
Selling, general and administrative	(1,808,376)	(1,618,167)	(5,805,869)	(5,892,128)	(28,119,836)
Total operating expenses	(2,479,655)	(3,094,621)	(8,474,729)	(10,545,628)	(44,527,661)

Loss from operations	(2,410,247)	(3,087,465)	(8,232,005)	(10,538,472)	(43,930,343)

Other income/ (expense)
Interest and other income	19,253	33,283	81,737	148,592	476,060
Grant income	-	35,000	113,318	35,000	165,818
Interest and other expense	(42,378)	-	(91,113)	-	(138,660)
Fair value of warrants gain / (loss)	-	-	-	-	8,739,143
Accrued late registration cost	-	-	-	-	(2,325,193)

Net loss before minority interest	(2,433,372)	(3,019,182)	(8,128,063)	(10,354,880)	(37,013,175)

Minority interest in net loss of subsidiary	544,178	225,874	1,447,031	225,874	4,150,264

Net Loss	(1,889,194)	(2,793,308)	(6,681,032)	(10,129,006)	(32,862,911)

Foreign currency translation adjustment gain / (loss)	1,630,844	(430,586)	(2,041,483)	(263,587)	(2,522,263)

Comprehensive loss	$(258,350)	$(3,223,894)	$(8,722,515)	$(10,392,593)	$(35,385,174)

Net loss per share – basic and diluted	$(0.07)	$(0.09)	$(0.23)	$(0.31)	$(1.17)

Net loss per share after minority interest – basic and diluted	$(0.05)	$(0.08)	$(0.19)	$(0.30)	$(1.04)

Comprehensive income/(loss) per share – basic and diluted	$(0.01)	$(0.10)	$(0.24)	$(0.31)	$(1.12)

Weighted average shares outstanding – basic and diluted	36,753,295	33,737,674	35,671,318	33,625,275	31,520,150

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO SEPTEMBER 30, 2007
(Unaudited)

						Deficit	Accumulated
	Common			Additional		Accumulated	Other	Total
	Stock		Preferred	Paid In	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Valuation	Development	Income/Loss	Equity/ (Deficit)
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Shares issued for services	150,000	150		69,350				69,500
Shares issued to employees	386,280	386		324,993				325,379
Stock options issued (FAS 123R)				196,802				196,802
Common stock warrants				30,784	(30,784)			-
Net loss						(2,432,368)		(2,432,368)
Foreign currency translation							(132,442)	(132,442)
Balance as of March 31, 2007	34,907,742	34,908	-	14,686,178	5,712,332	(28,614,247)	(613,222)	(8,794,051)

Shares issued for services	950,000	950		369,550				370,500
Shares issued to employees	737,944	738		268,953				269,691
Stock options issued (FAS 123R)				145,102				145,102
Common stock warrants				100,563	(100,563)			-
Net loss						(2,359,470)		(2,359,470)
Foreign currency translation							(145,755)	(145,755)
Balance as of June 30, 2007	36,595,686	36,596	-	15,570,346	5,611,769	(30,973,717)	(758,977)	(10,513,983)

Shares issued for services	-	-	-					-
Shares issued to employees	-	-	-					-
Stock options issued (FAS 123R)			-	185,146				185,146
Common stock warrants				-	-			-
Net loss						(1,889,194)		(1,889,194)
Foreign currency translation							(1,763,286)	(1,763,286)
Balance as of September 30, 2007	36,595,686	$36,596	-	$15,755,492	$5,611,769	$(32,862,911)	$(2,522,263)	$(13,981,317)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
	Nine Months	Nine Months	(August 17, 2004)
	Ended	Ended	To
	September 30, 2007	September 30, 2006	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,681,032)	$(10,129,006)	$(32,862,911)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	107,450	67,270	272,084
Fair value of warrant liability	-	-	(8,739,143)
Common stock issued for services	440,000	89,000	2,711,500
Common stock issued to employees	595,070	636,306	1,578,147
Stock options issued to employees	527,050	774,027	1,489,592
Warrants issued for services	-	157,708	157,708
Accrued late registration costs	-	-	2,325,193

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	257	(1,310)	(77,266)
Decrease (increase) in prepaid licensing fees	-	256,034	-
Decrease (increase) in prepayments and other	(29,932)	(36,224)	(55,105)
Decrease (increase) in inventory	(20,510)	(32,760)	(95,995)
Decrease (increase) in accounts receivable	215,226	(124,907)	(22,432)
Decrease (increase) in grants receivable	113,318	(110,667)	(33,055)
Decrease (increase) in VAT receivable	21,620	724,941	(126,141)
Decrease (increase) in loan receivable	-	47,421	-
Increase (decrease) in accounts payable	1,303,099	372,781	3,314,343
Increase (decrease) in accrued expenses	554,226	311,101	2,017,697
Increase (decrease) in deferred grant income	(113,318)	179,237	33,055
Increase (decrease) in deferred equity compensation	(265,288)	(187,703)	230,370
NET CASH USED IN OPERATING ACTIVITIES	(3,232,764)	(7,006,751)	(27,882,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(32,667)	(99,539)	(548,024)
Development of patent technology	(163,063)	(260,149)	(638,097)
Investment	(6,420)	-	(202,050)
Minority investment in subsidiary	1,835,680	894,426	8,331,773
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,633,530	534,738	6,943,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(16,597)	(15,267)	41,130
Proceeds from credit facility- NAB	1,160,549	-	1,762,972
Proceeds from Convertible Notes – OWLSTONE	1,904,770	-	1,904,770
Amortization of deferred financing costs	509,706	-	(1,849,156)
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of common stock	-	-	1,500,000
Financing fees on merger shares issued	-	-	(425,000)
Increase on loan payable	-	69,085	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,558,428	53,818	23,740,576

Effect of exchange rates on cash and cash equivalents	(2,041,483)	(263,587)	(2,522,263)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(82,289)	(6,681,782)	279,556

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	361,845	7,911,078	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	279,556	1,229,296	279,556

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	31,974	5,022	65,797
Conversion of amounts due on related party credit facility to common stock	-	-	1,500,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Prior to the Reincorporation Merger, on October 1, 2005, a Colorado corporation then known as Artwork and Beyond, Inc. (“Artwork and Beyond”) acquired all of the issued and outstanding securities of Advance Nanotech Holdings, Inc. ("Advance Nanotech Holdings"), a Delaware corporation, pursuant to the terms and conditions set forth in a “Share Exchange Agreement” originally entered into on October 1, 2005 (the “Share Exchange”). As a result of this transaction (and certain capital transactions including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork and Beyond was changed, with the former stockholders of Advance Nanotech Holdings acquiring approximately 99% of Artwork and Beyond’s outstanding common stock. In addition, all of the officers and directors of Artwork and Beyond prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings and Artwork and Beyond’s corporate name was changed to “Advance Nanotech, Inc.”

As a consequence of the change in control of Artwork and Beyond resulting from these transactions, all prior business activities of Artwork and Beyond were completely terminated and Artwork and Beyond adopted the business and plan of operations that had been developed and was in the process of implementation by Advance Nanotech Holdings prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc.”

As of September 30, 2007, Advance Nanotech owned all the issued and outstanding shares of Advance Homeland Security plc and Advance Nanotech Limited ("ANL"), both UK companies. Advance Nanotech owns 92.9% of Advance Display Technologies plc. ANL owns 55.0% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75.0% of Nano Solutions Limited and all the outstanding shares of the following UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Cambridge Nanotechnology Limited, Nano Photonics Limited, NanoFED Limited, Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited. Advance Nanotech also owns 58.68% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90.0% of Advance Nanotech (Singapore) Pte. Ltd., which in turn owns 8.80% of Singular ID Pte. Limited, a company incorporated in Singapore.

NATURE OF BUSINESS

Advance Nanotech is a leading provider of financing and support services to drive the commercialization of nanotechnology related products for homeland security and display technologies.

Advance Nanotech is a development stage nanotechnology company specializing in the acquisition and commercialization of new technologies focused in the areas of homeland security and displays. Nanotechnology is a science that involves the investigation and design of materials and devices at the atomic and molecular levels that is expected to make most products lighter, stronger, less expensive and more precise. The Company works closely with universities to source early stage deals and to generate exclusive rights to intellectual property. The Company's development network strives to create economic and time efficiencies which can advance the development of university research programs to marketable product lines in high-value markets. Advance Nanotech provides investment funding to bridge patented innovation with the capital markets. The Company's business strategy is to develop its interests in nanotechnology products, acquire additional early and mid-stage product candidates in the display and homeland security sectors, selectively license its technology and establish strategic collaborations to advance its product pipeline.

In 2006, the Company completed a strategic realignment of its portfolio to more aptly leverage the strengths of the portfolio to provide the greatest value to shareholders. The Company currently possesses a critical mass of technologies in two core areas of activity: homeland security and displays.

Advance Nanotech's Homeland Security segment includes nanotechnologies providing solutions across two application areas: CBRNE Detection (Chemical, Biological, Radiation, Nuclear, and Explosive), and Wireless Monitoring for cognitive awareness, triage and first response therapy. According to Fredonia, the market opportunity for chemical sensing in the United States alone is worth $5.4 billion. Technologies within this division include the Owlstone Nanotech chemical sensor and wireless technologies for simultaneous event detection and low-power transmission. This division launched its first product in August 2006 and currently has three product lines at market with a customer base across the defense and industrial process control industries.

Advance Nanotech's Display Division segment includes nanotechnologies providing nano-enabled materials and devices across three display applications areas: flat panel and projection displays, plastic electronics and flexible displays. The combined portfolio of technologies will aim to serve current unmet technology needs while at the same time unlocking new display market opportunities in areas such as non-consumer large area projection displays. The US electronic display industry is worth $11.6 billion and is forecast to grow 12.4% annually through 2008 (source: electronics.ca publications). Plastic electronics, including flexible display applications, has the potential to create a true disruption in the semiconductor industry as well as the consumer electronics market in the next five to ten years.

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

After prototypes are proven within the lab and we develop a product roadmap and business plan, we form majority-owned subsidiaries around the specific technology, in which we own a majority share. Through our strong network in academia and industry, we seek to return value to our shareholders by reducing the cost of commercializing nano-enabled products while providing an expedited path to market; connecting advanced, innovative technology with potential customers in order to rapidly build qualified business opportunities.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES
The unaudited consolidated financial statements included herein have been prepared with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Advance Nanotech, Inc. for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited consolidated financial statements and the related notes should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

The presentation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
The unaudited consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone (41.32%), Nano Solutions (25.0%) and Bio-Nano Sensium (45.0%) are not required to fund losses; accordingly no losses have been allocated to them.

All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

GOING CONCERN
The accompanying unaudited consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States, contemplate the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised through the issuance of stock and debt to fund activities. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity. Management believes that actions currently being taken to address the Company’s funding requirements will allow the Company to continue its development stage operations; however, there is no assurance that the necessary funds will be realized by securing equity through stock offerings or through additional debt. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Notwithstanding this uncertainty, the Company has a conditional line of credit with Conquistador Investments Ltd. (“CIL”) and NAB Ventures Ltd. (“NAB”) totaling approximately $19.5 million (GBP £9.5 million) which may be drawn down in accordance with the agreement discussed in Note G.

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

The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at September 30, 2007 were principally held by two institutions in the US and one bank in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At September 30, 2007, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $256,418.

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

EARNINGS / LOSS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, Earnings Per Share ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the year ended December 31, 2006 and the nine months ended September 30, 2007, the effect of the options and warrants were anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have material financial instruments with off-balance sheet risk.

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2007, the Company did not deem any of its long-term assets to be impaired.

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

	Estimated	September 30,	December 31,
Asset Description	Useful Life	2007	2006

Furniture and Fixtures	3-5 years	$63,114	$60,986
Office Equipment	3-5 years	56,076	54,760
Computers	3 years	105,731	99,327
Software	3 years	95,074	76,721
Plant and Machinery	5 years	245,763	224,930
		565,758	516,724

Less: accumulated depreciation		(289,819)	(166,001)
Net Property and equipment		$275,939	$350,723

The Company recorded depreciation of $107,450 and $67,270 for the nine months ended September 30, 2007 and 2006, respectively.

Maintenance and repairs are expensed as incurred and were $12,269 and $3,439 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of September 30, 2007, the Company has capitalized internally developed patents of $638,097. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications, which are all pending. As of September 30, 2007, the Company had zero patents issued in their own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially profit from our nanotechnology inventions for a certain period of time from the filing date of the patent application.

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore, Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID for an investment of SGD$300,000 or approximately $202,050. As a result of subsequent equity financings in which the company declined to participate, Advance Nanotech Singapore, Pte. Ltd.’s equity stake in Singular ID dropped to 8.8% as of September 30, 2007. Singular ID is a high technology spin-off company from the Institute of Materials Research and Engineering (IMRE) in Singapore. Singular ID provides individually tailored tagging solutions designed to combat counterfeiting and forgeries. The technology offers unique, irreproducible tags with nanoscale magnetic regions that act like fingerprints to identify each tagged item. Under terms of the agreement, Advance Nanotech assumed a seat on Singular ID’s Board of Directors and owns 15,625 shares of preferred stock. The total equity capitalization of Singular ID is comprised of 40,350 shares of preferred stock, 37,214 shares of preferred A stock and 100,000 shares of common stock.

On July 31, 2007, Singular ID, a company in which Advance Nanotech, Inc., holds a minority interest, closed a "Series A" round of financing led by Innogest SGR and Upstream Ventures, to fund its growth. Innogest SGR is a start-up fund of the Torino Wireless group that has strong connections in the IT and electronics industries as well as the manufacturing sector in northern Italy. Upstream Ventures is an Asian venture capital firm that provides funding, expertise and networks to emerging companies across India, China and Singapore. Based on the terms of the "Series A" financing the value of Advance Nanotech's July 2005 investment of 300,000 Singaporean Dollars (approximately US $200,000) has increased by more than 300% although the company continues to account for this investment at historical cost.

The Company does not exercise significant influence over the entity and carries the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.  The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There have been no adjustments or impairment charges to the fair market value from acquisition and the period ending September 30, 2007.

NOTE E – MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiaries represents the minority stockholders’ proportionate share of the equity as of September 30, 2007 in the following entities:

•	Owlstone Nanotech, Inc. - the Company owned 58.68% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies Plc- the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.

•	Advance Nanotech Singapore Pte. Ltd.- the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Bio-Nano Sensium Technologies Ltd.- the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations.

NOTE F- REVENUE RECOGNITION

All revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting: Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104”). Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;

•	delivery of the products has occurred;

•	the selling price is both fixed and determinable;

•	collectability is reasonably probable.

As of September 30, 2007, the Company has recognized revenue of $369,376 for the nine months ended. Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc. Owlstone’s main sources of revenue were a result of shipping their products, Tourist and Owlstone Vapor Generators (“OVG”), and from contracted work from strategic partners.  The Owlstone Tourist is the first generation production model sensor offered by Owlstone and reflects the company's rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology currently available.  In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

On July 30 2007, Owlstone launched the “Lonestar” product, which incorporates Owlstone’s revolutionary FAIMS sensor, is a stand alone device, designed to be deployed into process control applications. “Lonestar” has also been designed to perform advanced validation and application research for both Government and private partners.

On September 4, 2007, Owlstone launched the “OVG-4” product line of vapor generators. The OVG-4 was developed to support in-house design and testing of Owlstone's core FAIMS technology. The OVG-4 is a system for generating trace concentration levels of chemicals and calibration gas standards. It is easy to use, cost-effective and compact and produces a very pure, accurate and repeatable output. The very precise control of concentration levels is achieved using permeation tube technology, eliminating the need for multiple gas cylinders and thus reducing costs, saving space and removing a safety hazard. Complex gas mixtures can be accurately generated through the use of multiple tubes. The OVG-4 is an ideal tool for numerous applications, ranging from calibration of explosive detectors in military and homeland defense to validation of personal monitors in industrial health and safety.

Owlstone Nanotech, Inc. has obtained other purchase orders for its products and services. As of September 30, 2007, Owlstone had a total backlog of product, service and contract sales of approximately $63,728. As a result of the launch of Lonestar, Owlstone Nanotech, Inc. has made efforts over the past two quarters to phase out the sale of the Tourist, which has been superseded by the launch of Lonestar.

Our customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

NOTE G - REVOLVING CREDIT FACILITIES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of September 30, 2007, the Company had not used this facility. As of September 30, 2007, the Company maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At September 30, 2007, the Company had $47 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7.1M (GBP £3.5M) subject to the terms and conditions. As of September 30, 2007, the Company had $1,762,972 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted or approximately $1.02 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.6%, of the Registrant’s common stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $1,849,156 are unamortized as of September 30, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $12.3M (GBP £6.0M) subject to certain terms and conditions. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16% of the Company upon first draw-down of the facility. As of September 30, 2007, the Company had $0 outstanding under the Agreement, no shares have been issued to CIL and no portfolio assets have been transferred to AHS. The CIL credit facility has resulted in the Company recording deferred financing costs of which approximately $22,172 (GBP £10,828) are unamortized as of September 30, 2007. The financing costs resulted from the accrued issuance of 8,000,000 ordinary shares of AHS. These financings costs will be amortized over the life of the CIL credit facility of 45 months and will be fully expensed on December 31, 2010.

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

NOTE H - STOCKHOLDERS' EQUITY

1. Common and Preferred Stock

On June 19, 2006, the new Delaware Charter created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At September 30, 2007, 36,595,686 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the new Delaware Charter of the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of September 30, 2007, there were no shares of preferred stock issued or outstanding.

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

5. Warrant Re-pricing

As of September 30, 2007, the Company has re-priced Investor and Placement Agent warrants as follows:

	%	# Warrants	Price
Investor Warrants-Original Price	41.1%	2,418,375	$3.00
Investor Warrants-Re-priced with Consent	58.9%	3,470,950	$1.25
Placement Agent Warrants-Original Price	21.1%	192,502	$2.00
Placement Agent Warrants-Re-priced with Consent	78.9%	720,815	$1.25

The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting which was held on June 7, 2007.

As of June 30, 2007, the Company re-priced additional Investor Warrants to purchase 61,250 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on June 30, 2007, was $0.39. This resulted in a re-class of $100,563 among equity accounts warrant valuation and additional paid in capital. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

As of March 31, 2007, the Company re-priced additional Investor Warrants to purchase 18,750 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on March 31, 2007, was $0.48. This resulted in a re-class of $30,784 among equity accounts warrant valuation and additional paid in capital. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

As of December 31, 2006, the Company re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

As of December 31, 2006, the Company re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the agents based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

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

The reason why the warrants were re-priced related to the issuance of the new warrants to Jano Holdings Ltd. as a result of the Company’s credit facility. These warrants triggered the anti-dilution adjustment in Section 2.1(c) of the Investor and Placement Agent Warrant Agreements and would have re-priced the Investor Warrants from $3.00 to $2.71 per share and the Agent Warrants from $2.00 to $1.88 per share. However, the Company and the Board of Directors have decided to re-price all of the issued investor and placement agent warrants pursuant to the Securities and Purchase Agreement dated as of December 31, 2004, with a new exercise price of $1.25 per share. This strategy determined by management will re-price the majority of outstanding warrants the Company has at $1.25.

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

6. Warrants

The following table summarizes information about warrants:

	Warrants Summary		Weighted Average Exercise Price
August 2004 (Inception)	-

Granted	6,666,666	(a)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190	(c)	2.86
Exercised	(71,549)	(d)	2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	10,955,213	(a)(b)(c)	1.26
Exercised	-		-
Cancelled or Forfeited	(10,839,681)	(a)(c)	2.32

December 31, 2006	13,584,839		1.58

Granted	18,750	(e)	1.25
Exercised	-		-
Cancelled or Forfeited	(6,685,416)	(a) (e)	1.25

March 31, 2007	6,918,173		1.89

Granted	61,250	(f)	1.25
Exercised	-		-
Cancelled or Forfeited	(61,250)	(f)	3.00

June 30, 2007	6,918,173		1.89

Granted	-		-
Exercised	-		-
Cancelled or Forfeited	-		-

September 30, 2007	6,918,173		1.89

(a)	The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. The warrants were cancelled on March 30, 2007.
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

(c)
As of December 31, 2006, the Company has re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. As of December 31, 2006, the Company has re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on December 31, 2006 was $0.71. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

(d)	Agent Warrants exercised in 2005.
(e)
As of March 31, 2007, the Company has re-priced Investor Warrants to purchase 18,750 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on March 31, 2007 was $0.48. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

(f)
As of June 30, 2007, the Company has re-priced Investor Warrants to purchase 61,250 shares to a new exercise price of $1.25. The revised exercise price is out of the money on the measurement date because the closing stock price on June 30, 2007 was $0.39. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting, June 7, 2007.

NOTE I – STOCK OPTION PLANS and STOCK BASED COMPENSATION

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

Stock Options
On January 5, 2006, the Company issued 1,040,000 stock options to certain employees and Directors. The stock options were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and a strike price of $2.03. On April 19, 2006, the Company issued another 20,000 stock options to a Director. As of September 30, 2007, the Company had recorded a non-cash expense for the nine months ended of $341,904 related to the implementation of FAS123(R), “Share Based Payments”.

The total cost of $2,029,895 will be recognized over the period during which each employee or Director is required to provide service in exchange for the respective award – the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service.

On August 13, 2007, the Company issued 1,050,000 options to certain employees.  The Stock options were approved by the Board of Director's Compensation Committee as part of the employee's employment agreements.  Term of the options include a ten year expiration life, vesting quarterly over twelve months and a strike price of $0.25.  The total expense to record over the service period is $304,500 and is recorded in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)").  As of September 30, 2007, 240,000 stock options were forfeited by terminated employees.

Shares Granted to Consultants

On May 31, 2007, the Company issued 100,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with a consulting contract for marketing services. The shares were issued from the Company’s 2005 Equity Incentive Plan. During the quarter ended June 30, 2007, the Company recorded a consulting expense of $33,000 related to the contract.

On May 24, 2007, the Company issued 500,000 shares of restricted common stock at the closing price on the date of grant to a consultant in connection with a consulting contract dated April 10, 2007 for investor relations and public relation services. During the quarter ended June 30, 2007, the Company recorded a consulting expense of $190,000 related to the contract.

On April 24, 2007, the Company issued 250,000 shares of restricted common stock at the closing price on the date of grant to a consultant in connection with a consulting contract dated April 10, 2007 for investor relations and public relation services. During the quarter ended June 30, 2007, the Company recorded a consulting expense of $102,500 related to the contract.

Effective April 1, 2007, Mr. Paul Miller began serving the Company as special consultant to the Chief Executive Officer and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security (“AHS”). In accordance with the Agreement, Mr. Miller shall be entitled to receive a zero ($0.00) annual salary. On April 14, 2007, Mr. Miller received 100,000 shares of restricted common stock of the Company for commencement of his services. Mr. Miller will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where Mr. Miller may earn up to 1,200,000 shares of restricted common stock. This Agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this Agreement shall not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. During the quarter ended June 30, 2007, the Company recognized a non-cash expense of $45,000 related to the contract.

On March 20, 2007, the Company issued 100,000 shares of common stock at the closing price on the date of grant to an individual consultant in connection with a consulting contract for marketing services. The shares were issued from the Company’s 2005 Equity Incentive Plan. During the quarter ended March 31, 2007, the Company recorded a consulting expense of $46,000 related to the contract.

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

Shares Granted to Employees
The following bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan through September 30, 2007:

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

As of June 30, 2007, the Company has accrued for a bonus grant of $213,854 for shares to be issued to certain employees of the Company for their performance related to service in the second quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of September 30, 2007, and are pending the Board of Director’s Executive Compensation Committee approval.

As of September 30, 2007, the Company accrued an additional bonus grant of $16,516 for shares to be issued to certain employees of the Company for their performance related to service in the third quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards have not been issued as of September 30, 2007 and are pending the Board of Director’s Executive Compensation Committee approval.

As of September 30, 2007, there were still 240 registered shares that have not been issued under the 2005 Equity Incentive Plan.

The Company accounts for employee stock option grants in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) for public entities that file as small business issuers began on January 1, 2006 (the next fiscal year that begins after December 15, 2005 and applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date). Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The Company accounts for stock options in accordance with SFAS 123 and has also elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

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

The following tables summarize disclosure information regarding stock options:

	Number of	Weighted Average
	Options	Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11

Granted	1,060,000	2.11
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	827,027	3.58

Granted		-
Exercised		-
Cancelled or forfeited		-
Balance, March 31, 2007	827,027	3.58

Granted		-
Exercised		-
Cancelled or forfeited		-
Balance, June 30, 2007	827,027	3.58

Granted	262,500	0.25
Exercised		-
Cancelled or forfeited		-
Balance, September 30, 2007	1,089,527	2.78

Range of Exercise Prices	Number Outstanding as of September 30, 2007	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of September 30, 2007	Compensation Cost Yet to be Recorded
$0.25	262,500	10.01	$0.25	$40,044	$264,456
$2.03-$3.50	820,000	3.31	2.14	1,449,546	580,349
$20.00-80.00	4,913	1.59	27.23	-	-
$100.00-200	762	1.59	160.30	-	-
$700	1,352	1.95	700.00	-	-

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of September 30, 2007, the Company has the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2007	46,397	6,576
2008	194,064	23,478
2009	196,295	9,361
2010	139,043	5,460
2011	-	-
Thereafter	-	-

Amounts representing interest	-	(3,745)

Total principal payments	$575,799	$41,130

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

The Company’s indirectly owned subsidiary Owlstone Nanotech, Ltd. has three leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All three leases are on a month to month basis and either party can terminate at any time with a 30 day notification. The following is a breakdown of the three leases and their other terms:

•	Unit 17- 1,280 square feet and monthly rent payments of approximately $9,200 (GBP £4,500) which commenced on Oct. 13, 2006
•	Unit 33- 1,280 square feet and monthly rent payments of approximately $8,100 (GBP £3,950) which commenced on Feb. 14, 2005
•	Unit 47- 205 square feet and monthly rent payments of approximately $1,600 (GBP £786) which commenced on Jan. 13, 2006

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

2. Collaboration Agreements with Subsidiaries and Sponsored Research

OWLSTONE
On May 28, 2004, Advance Nanotech acquired 60.0% of Owlstone Limited in consideration for which Advance Nanotech provided a $2.0 million credit facility over two years for the development of a chemical detection sensor.  On October 5, 2005, stockholders of Owlstone Limited agreed to exchange their shares on a one-for-one basis for shares in the newly incorporated Owlstone Nanotech, Inc. ("Owlstone"), a Delaware corporation. All operations, intellectual property, and commitments of Owlstone Limited were transferred to Owlstone, its new parent company. Around the same time, the facility provided to Owlstone was increased to $3 million. The facility bears no interest and, in exchange for the facility increase, Advance Nanotech received 6,000,000 common stock shares of Owlstone.

Owlstone had maximized their credit facility of $3.0M and we were not obligated to provide any additional funding as of September 30, 2006.  However, on July 28, 2006, the Company agreed to provide Owlstone with a $400,000 credit facility that will further fund Owlstone operations. As of August 3, 2006, the Company advanced Owlstone a total of $200,000 under this new credit facility. The credit facility was convertible into shares of common stock at Advance Nanotech’s discretion; however Owlstone repaid the entire outstanding amount, plus interest, on September 6, 2006. The $400,000 facility accrued interest at an annual rate of 10.0% and matured on October 28, 2006. As compensation for this new credit facility, Owlstone issued Advance Nanotech 40,000 warrants to purchase shares of common stock. The warrants have an exercise price of $1.50 and expire in three years.

Owlstone had closed four rounds of financing during the year ended December 31, 2006. Owlstone sold shares of common stock with a purchase price of $2.50 per share. On September 6, 2006, Owlstone closed round one, raising $1,250,500, and issued 500,200 shares of common stock. Advance Nanotech, Inc. participated in the round and invested $380,200 and received 152,080 shares in return. On the subsequent three rounds, Owlstone raised an additional $675,000 and issued 270,000 shares.

Owlstone has closed five rounds of financing during the three months ended March 31, 2007. Owlstone sold shares of common stock with a purchase price of $2.50 per share. Advance Nanotech, Inc. did not participate in any of the 2007 rounds. On the subsequent five rounds, Owlstone raised an additional $662,500 and issued 265,000 shares.

On May 18, 2007, the Company entered into a Second Amendment to Facility Agreement with its subsidiary Owlstone Nanotech, Inc., which served to provide the Company with the ability to capitalize any outstanding amounts owed by Owlstone Nanotech, Inc. to the Company at a price of $1 per share. On May 18, 2007, the Company elected to convert all of the loans owed by its subsidiary, Owlstone Nanotech, Inc., into shares of common stock. The amount capitalized totaled $3,000,000 and was converted into equity at a price of $1 per share. As a result, the Company increased its ownership in Owlstone Nanotech, Inc to 63.27% and the founders and third party investors retain the other 36.73% of the total issued and outstanding shares of Owlstone.

Owlstone has closed one round of financing during the three months ended June 30, 2007. Owlstone sold convertible promissory notes totaling $177,500. The notes are unsecured and do not bear any interest until September 25, 2007. The rate of interest post September 25, 2007 shall be 10% per annum. All unpaid principal and accrued interest on the notes shall be due and payable in full upon the date, which shall in no event be before September 25, 2008, on which the Noteholders’ supermajority makes demand for repayment of all of the notes. The principal on these notes may at the option of the Holder be converted at any time into shares of common stock at a conversion price equal to $1.00 per share.

On July 30, 2007 the Company announced that its Owlstone Nanotech, Inc., subsidiary had launched its new Lonestar(TM) product line at the 16th Annual International Society for Ion Mobility Spectrometry conference held July 22-27, 2007 in Mikkeli, Finland.

Owlstone has closed six rounds of financing during the three months ended September 30, 2007. Owlstone sold convertible promissory notes totaling $1,722,423. The notes are unsecured and do not bear any interest until September 25, 2007. The rate of interest post September 25, 2007 shall be 10% per annum. All unpaid principal and accrued interest on the notes shall be due and payable in full upon the date, which shall in no event be before September 25, 2008, on which the Noteholders’ supermajority makes demand for repayment of all of the notes. The principal on these notes may at the option of the Holder be converted at any time into shares of common stock at a conversion price equal to $1.00 per share. Advance Nanotech, Inc. did not participate in any of the 2007 rounds. The notes shall be converted into equity following the successful raise by Owlstone totaling $3,000,000 in the form of convertible promissory notes.

On August 15, 2007, Owlstone approved an amendment to the June 23, 2006 Private Placement Memorandum to include an equitable adjustment to those investors who participated in the offering before such amendment at a price of $2.50 per share of restricted common stock of Owlstone Nanotech, Inc so as to be deemed to have participated in the offering as amended at a price of $1.00 per share of restricted common stock. On August 31, 2007, Owlstone issued 1,566,908 shares of restricted stock to investors who participated in the June 23, 2006 offering prior to the amendment. As a result, the Company’s ownership in Owlstone Nanotech, Inc was reduced from 63.27% to 58.68% and the founders and third party investors retain the other 41.32% of the total issued and outstanding shares of Owlstone.

On September 4, 2007, Owlstone launched its new OVG-4TM product line of vapor generators. The OVG-4 was developed to support in-house design and testing of Owlstone's core FAIMS technology. Demands for improved gas generation standards led to the OVG-4 platform development and to date 22 units have been sold. Partnering with Grant Instruments provides Owlstone with the ability to utilize Grant's extensive expertise in areas such as standards testing and production engineering and Grant will be manufacturing the OVG-4 in higher volumes to support sales growth.

The Owlstone OVG-4 is a system for generating trace concentration levels of chemicals and calibration gas standards. It is easy to use, cost-effective and compact and produces a very pure, accurate and repeatable output. The very precise control of concentration levels is achieved using permeation tube technology, eliminating the need for multiple gas cylinders and thus reducing costs, saving space and removing a safety hazard. Complex gas mixtures can be accurately generated through the use of multiple tubes. The OVG-4 is an ideal tool for numerous applications, ranging from calibration of explosive detectors in military and homeland defense to validation of personal monitors in industrial health and safety.

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

NANOFED (including NanoLight)
On December 13, 2004, NanoFED Limited entered into an approximate $2.0 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments were due quarterly through contract expiration on November 30, 2006.  At September 30, 2007, our remaining financial obligation was approximately $204,770 (GBP £100,000).

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

On May 14, 2007, the Company and the University terminated the third party collaboration agreement. Under the terms of the termination, the Company previously transferred two projects, Ultratubes (formerly known as NanoOptics) and Osputt (formerly know as Inovus Materials) to the CAPE strategic partnerships, in which Advance Nanotech has an interest, and cancelled Cambridge Nanotechnology, NanoPhotonics and Exiguus Technologies. Subsequent to the transfer, (1) Ultratubes became a joint collaboration between the Company and Dow Corning Limited and (2) Osputt became a joint collaboration between the Company and the Alps Electric Company.

BIO-NANO SENSIUM
On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technology Limited. Under the terms of the agreement Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments. The project is currently suspended. We are currently in discussions with our collaboration partner to revise the Company’s rights to intellectual property and the financial obligations under this contract. If we do not agree on a modification, our financial commitments over the next 12 month period would be $2,340,521 (GBP £1,143,000).   Additionally, the Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and Professor Chris Toumazou.

CAPE
On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Limited and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner and the University of Cambridge nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements. Advance Nanotech has committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments are due each quarter through October 2009.  Advance Nanotech is committed to providing approximately $1,791,738 (GBP £875,000) over the next 12 month period.  We have a right to terminate the agreement for convenience, but must provide notice and pay pro-rata up to the point of termination.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

From July 30 through August 3, 2007, at the International Conference on Optical, Optoelectronic and Photonic Materials and Applications in London, scientists from the ULTRATUBE team reported significant progress in the realization of a compact and rugged fiber laser capable of delivering sub-picosecond (trillionth of a second) optical pulses. The ULTRATUBE project is a collaboration with Dow Corning, a joint venture between Corning Inc., Dow Chemical Co., and the University of Cambridge. Led by Dr. Andrea Ferrari and Prof. Bill Milne at the Centre for Advance Photonics and Electronics (CAPE) of the University of Cambridge, ULTRATUBE is a CAPE partner project that has benefited from Advance Nanotech's funding and commercialization resources as well as Dow Corning's provision of high-performance photonic polymers. At this and other recent conferences, the ULTRATUBE team has demonstrated the excellent robustness of this packaged laser, which stems from the reduced sensitivity of the CNT-based technology to optical misalignment and mechanical perturbations. The team has shown how the laser module can be moved, shaken and tapped without affecting the laser output. Increased laser operating power will soon enable a wide range of applications and the ULTRATUBE team has started to collaborate with an established European laser manufacturer for the custom development of CNT-based components for commercial pulsed lasers.

ULTRATUBE researchers have mixed polymers with carbon nanotubes (CNTs) to create very low-cost, nano-composite films that interact with laser light to turn a continuous light beam into a train of ultrashort pulses, with durations of only a few hundred femtoseconds (a femtosecond is one billionth of one millionth of a second). Short-pulse lasers are used for processing (drilling, cutting and micromachining) a wide range of materials, as well as for medical imaging, basic research, instrumentation, inspection, measurement and control applications. This market is currently served by diode-pumped solid state lasers and fiber lasers. ULTRATUBE "plug-and-play" photonic components can be installed in existing laser systems to enable or enhance the generation of high-quality, ultrashort optical pulses.

In recognition of their technical breakthroughs and the high commercial potential of their work, Dr. Ferrari and his team were short-listed in February 2007 as one of the four finalists for the $500,000 Royal Society Brian Mercer Award for Innovation 2007. This prestigious Royal Society award was set up in 2001 to help scientists develop already proven prototypes in the field of nanotechnology through to market products for commercial exploitation.

The ULTRATUBE investment is held by Advance Nanotech's subsidiary Advance Display Technologies PLC and is traded on the PLUS market in London under the symbol ADTP.

As of September 30, 2007, the Company has fully funded the costs of the CAPE partner projects according to their contractual agreement and subsequently terminated their strategic partnership agreement between the Company and CAPE effective September 30, 2007. The Company benefits from a six month time window during which the Company can exercise its commercial exploitation rights over the intellectual properties generated by the funded projects. The Company is currently involved in the creation of a spin-out company based on one of the funded projects. The spin-out company is being coordinated in syndication with external investors and investment and technical due diligence is currently being performed.

RESEARCH & DEVELOPMENT FUNDING OBLIGATIONS
As of September 30, 2007, the Company had research & development funding obligations for the next twelve months as follows:

Project	September 30, 2007
Nano Solutions Limited	$312,000
NanoFED Limited	204,770
Bio-Nano Sensium Technologies Limited	2,340,521
Cambridge Nanotechnology Limited	-
Centre of Advanced Photonics & Electronics	1,791,738

TOTAL	$4,649,029

3. Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of September 30, 2007.

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

NOTE L - RELATED PARTY TRANSACTIONS

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company with one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7.1M (GBP £3.5M) subject to the terms and conditions. As of September 30, 2007, the Company had $1,762,972 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted or approximately $0.98 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.7%, of the Registrant’s common stock. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

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

NOTE M- SUBSEQUENT EVENTS

OWLSTONE NANOTECH, INC.

On October 11, 2007, Owlstone announced that it received registration for ISO 9001. Certification was awarded in recognition of Owlstone's compliance with quality process standards and effective quality management systems in the design and manufacture of chemical detection products. The purpose of the standard is to create, maintain and improve a Quality Management System (QMS), which profitably satisfies customers and ensures compliance with all relevant statutory requirements now and in the future.

On October 23, 2007, Owlstone announced that it has received a purchase order for test quantities of its Lonestar product from Kidde IP Holdings Limited, the research subsidiary of UTC Fire & Security Corporation. The Lonestar product line provides a powerful and adaptable chemical monitor in a self-contained, compact portable unit that can be easily integrated into industrial settings. Incorporating Owlstone's proprietary Field Asymmetric Ion Mobility Spectrometry (FAIMS) technology, the instrument offers the flexibility to provide rapid alerts and detailed sample analysis. Lonestar units can be "trained" by users for different applications by "teaching" the unit normal operating parameters against which Lonestar can detect anomalous events. It can be easily integrated with other sensors and third party systems to provide a complete monitoring solution, and is suitable for a broad variety of applications ranging from online/at line process monitoring to laboratory based research and development.

On October 29, 2007, Owlstone was awarded an incremental $3.7 million contract by an agency of the U.S. Department of Defense to provide micro-miniature products and related services for detection of chemical warfare agents, toxic industrial chemicals and trace explosive vapors. The three-year contract begins in the current fourth quarter 2007.

Owlstone will develop, design and fabricate a customized variant of its miniaturized chemical detector using Field Asymmetric Ion Mobility Spectrometry ("FAIMS"). This customized version of the sensor will be designed to detect substances at exceptionally low levels while dramatically reducing false alarms that are typically associated with competing technologies. Initially, Owlstone will conduct live agent testing and develop enhanced algorithms to take advantage of the increased data stream provided by the Owlstone sensor. Additionally, efforts will include the development of micro-miniature elements which will enable the sensor to operate without the need for complex, power hungry ancillary systems (pneumatics and electronics). The final stage of the contract will be the delivery of a sensor module capable of being integrated into existing sensor packages in order to augment their capabilities.

Owlstone's proprietary FAIMS technology offers the flexibility to provide rapid alerts and detailed sample analysis with reduced flow and improved ion drive over current conventional technology. The performances of existing systems, which largely use conventional Ion Mobility Spectrometry, worsen dramatically as they are reduced in size. By contrast, the Owlstone FAIMS solution has improved sensitivity and improved selectivity at reduced power as it is miniaturized. It is not only a sensor, but a highly integrated system with the necessary electronic and mechanical components squeezed into a compact footprint. Micro and nano-fabrication techniques enable the detector to be manufactured in a massively parallel fashion, achieving small form factor, economy of scale and reduced unit cost. Unlike alternate miniature detectors, Owlstone's technology does not rely on exotic materials, custom engineered for each application, which often degrade over time. It is easily customized to each application through software updates and can be dynamically reprogrammed for new chemicals even after deployment. Use of chemically inert materials ensures a long operational and storage life.

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

We identify patent-pending and proprietary nanotechnologies and fund the additional patent development of such nanotechnologies in exchange for the exclusive rights to commercialize any resulting products. Our portfolios of nanotechnologies are grouped into two operating segments: Displays and Homeland Security. The Display segment currently consists of Advance Display Technologies plc (listed on the PLUS-quoted market in London, ticker: ADTP) and its direct and indirect subsidiaries. The Homeland Security segment currently consists of the following subsidiaries: Advance Homeland Security plc, Advance Nanotech Ltd., Advance Nanotech Singapore Pte. Ltd, and Owlstone Nanotech, Inc., and their respective direct and indirect subsidiaries.

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

As Advance Nanotech's technologies evolve from research technologies into emerging technologies, the Company forms businesses around the funded technology programs. This provides us with a structured business entity in which we can invest additional resources to commercialize the technology being developed, while retaining, in most cases, a controlling position in order that we maintain the flexibility to commercialize the technology in the most value-generating manner for our stockholders. We provide our subsidiaries with financial, administrative, project management, corporate, intellectual property and strategic resources. We believe that this business model will enable each research team at each university partner to maintain focus on the specific technology they are developing and each management team to focus on specific markets, increasing the likelihood of successful technological development and commercialization, in a cost effective way so as to reduce the risk for our stockholders.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

The Company generated revenues of $100,589 in the three months ended September 30, 2007 as compared to $30,459 in the three months ended September 30, 2006. The Company generated revenues of $369,376 in the nine months ended September 30, 2007 as compared to $30,459 in the nine months ended September 30, 2006. Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist Products and Vapor Generators beginning in the third quarter of 2006. As a result of the pending launch of Lonestar, Owlstone Nanotech, Inc. made efforts over the past two quarters to phase out the sale of the Tourist, which was superseded by the launch of Lonestar in July 2007. The Company previously announced on May 1, 2007 that it expected consolidated revenues of four million dollars for 2007. As a result of the delay in completing a financing which would have provided necessary funds to build out infrastructure in order to meet that target, management anticipates that consolidated revenue and grant income for 2007 will approximate $585,000.

Research and development costs for the three months ended September 30, 2007, as compared to the same three months ended September 30, 2006, were $671,279 and $1,476,454, respectively, representing a decrease of $805,175 or 54.5%. Research and development costs for the nine months ended September 30, 2007, as compared to the same nine months ended September 30, 2006, were $2,668,860 and $4,653,500, respectively, representing a decrease of $1,984,640 or 42.6%. Research and development costs have decreased as a result of the Company’s NanoFED and Nanolight projects reaching conclusion in the laboratory per the contractual agreement and re-negotiating the Bio-Nano Sensium Technologies and Imperial College projects. These reductions are offset by the increase in research spending at Owlstone. At September 30, 2007, the Company was in negotiations with certain partners to refocus portfolio technologies towards the homeland security and display sectors. As a result, some technologies were not funded in 2007 and may be terminated depending upon the results of this refocus. Research and development costs include costs associated with the projects shown in the table below. Adetailed list of each project's status is referenced in Table 1 on Page 30.

	NINE MONTHS ENDED
	SEPTEMBER 30,
Project	2007	2006	Change from prior year

Owlstone Nanotech, Inc. (1)	$1,715,749	$1,163,997	$551,752
NanoFED Limited (2)	-	606,140	(606,140)
Bio-Nano Sensium Technologies Limited (3)	-	-	-
Cambridge Nanotechnology Limited (4)	261,143	704,847	(443,704)
Nano Solutions Limited (5)	76,550	1,405,252	(1,328,702)
Centre for Advanced Photonics & Electronics (6)	494,788	679,702	(184,914)
General	120,630	93,562	27,068

TOTAL	$2,668,860	$4,653,500	$(1,984,640)

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

General and administrative expenses for the three months ended September 30, 2007 and for the three months ended September 30, 2006 were $1,808,376 and $1,618,167, respectively, representing an increase of $190,209 or 11.8%. The increase in general and administrative expenses for the three month periods is a result of increased payroll and additional operational expenses within Owlstone Nanotech as they prepared for the launch of the Lonestar product.

General and administrative expenses for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 were $5,805,869 and $5,892,128, respectively, representing a decrease of $86,259 or 1.5%. The decrease in general and administrative expenses for the six month periods is a result of a decrease at the Advance Nanotech parent level in payroll and employee related expenses including headcount, benefits and equity compensation as well as a decrease in facilities cost, including rent due to sublet of portion of office space. The decrease was partially offset by increases in payroll and employee related expenses at Owlstone Nanotech.

Interest and other income for the three months ended September 30, 2007 and for the three months ended September 30, 2006 was $19,253 and $33,283, respectively, representing a decrease of $14,030 from 2006.  Interest and other income for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 was $81,737 and $148,592, respectively, representing a decrease of $66,855 from 2006. The reduction in interest income is a result of our decreasing cash and cash equivalents maintained in our short-term money market account which was invested as a result of the net proceeds raised in the 2005 private placements. Cash is decreasing as a result of continuing to fund operations. All of our cash reserves have been invested in liquid securities at large financial institutions. This is offset by sublease income because on February 1, 2007, the Company subleased certain office space at the New York corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a director of the Company. Under the terms of the sublease, the sublease will run from February 1, 2007 through January 2008 and require monthly rent payments of $8,000.

Interest and other expenses for the three months ended September 30, 2007 and for the three months ended September 30, 2006 was $42,378 and $0, respectively, representing an increase of $42,378 from 2006.  Interest and other expenses for the nine months ended September 30, 2007 and for the nine months ended September 30, 2006 was $91,113 and $0, respectively, representing an increase of $91,113 from 2006. The increase is a result of borrowing funds through the NAB credit facility at an interest rate of 9.0%. The Company accrues the interest monthly.

We had a net loss of $1,889,194 in the three months ended September 30, 2007 compared to $2,793,308 for the comparable period in 2006. The Company lost 5 cents per share, compared with a loss of 8 cents per share for the comparible three month period in 2006.

We had a net loss of $6,681,032 in the nine months ended September 30, 2007 compared to a net loss of $10,129,006 for the comparable period in 2006. Advance Nanotech lost 19 cents per share, compared with a loss of 30 cents per share for the comparable nine month period in 2006. Revenue increased by $338,917 while operating expenses decreased $2,070,899, and the Company had a gain of $1,221,157 from minority interest related to subsidiaries’ losses for the nine months ending September 30, 2007 compared to the comparable period in 2006.

FINANCIAL RESOURCES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility shall bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of September 30, 2007, the Company had not used this facility. As of September 30, 2007, the Company maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At September 30, 2007, the Company had $47 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement (the “Agreement”) with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB shall provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7.1M (GBP £3.5M) dollars subject to the terms and conditions. As of September 30, 2007, the Company had $1,762,972 outstanding under the Agreement. Any outstanding principal amount shall bear interest per annum at an interest rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2009, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, NAB received 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted or approximately $1.02 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the Facility Agreement, NAB also owns 950,000 shares, or 2.7%, of the Registrant’s common stock. The NAB credit facility has resulted in the Company recording deferred financing costs of which $1,849,156 are unamortized as of September 30, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the life of the NAB credit facility of 37 months and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement (the “Agreement”) with Conquistador Investments Limited (“CIL”). CIL shall provide the Company with one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $12.3M (GBP £6.0M), subject to the terms and conditions. Any outstanding principal amount shall bear interest per annum at a rate of 9.0%. In the event the Agreement is not repaid on the maturity date, December 31, 2010, the unpaid principal amount and accrued interest thereon also shall bear additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this Agreement. As an inducement to provide the Facility Agreement, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16% of the Company. As of September 30, 2007, the Company had $0 outstanding under the Agreement, no shares had been issued to CIL and no portfolio assets had been transferred to AHS. The CIL credit facility has resulted in the Company recording deferred financing costs of which approximately $16,382 (GBP £8,000) were unamortized as of September 30, 2007. The financing costs resulted from the accrued issuance of 8,000,000 ordinary shares of AHS. These financings costs will be amortized over the life of the CIL credit facility of 45 months and will be fully expensed on December 31, 2010.

Were the Company not to secure funds from CIL or NAB according to the current facility agreements or raise additional capital, the Company’s current financial resources would not be sufficient to meet the Company’s budgetary expenses for the next twelve months. The Company's cash requirements for the next twelve months are based upon existing agreements and do not assume agreements to finance additional research. It is not anticipated that the Company may internally generate significant revenues to produce an operating profit in the near term, so if the Company does not raise additional capital to meet 2007 budgetary needs, the Company may not be able to sustain business operations.

SUBSIDIARY AND PORTFOLIO AGREEMENTS

As of September 30, 2007, Advance Nanotech, Inc. possessed controlling interests in five direct and six indirect subsidiaries and a minority interest in one company, as outlined below. With the exception of Owlstone Nanotech, Inc. and Advance Nanotech Singapore, Pte. Ltd., all of these companies are incorporated in the UK. Owlstone Nanotech, Inc. is incorporated in the State of Delaware. Advance Nanotech Singapore Pte. Ltd. is incorporated in Singapore.

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
▪ NanoSolutions Ltd.                           (75.0% owned)
▪ Bio-Nano Sensium Tech. Ltd.                      (55.0% owned)
o Advance Nanotech Singapore Pte. Ltd.            (90.0% owned)
▪ Singular ID Pte. Ltd.                          (8.8% owned)
o Owlstone Nanotech Inc.          (58.68 % owned)
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

The following table summarizes Advance Nanotech, Inc.'s portfolio technologies as of September 30, 2007:

				R&D
		PORTFOLIO	%	FUNDING as		DEVELOPMENT
TECHNOLOGY		COUNT	OWNERSHIP	of 6/30/2007	PROJECT DESCRIPTION	PHASE	SEGMENT

Centre for Advanced Photonics & Electronics (CAPE)				$1,865,922
1	EPI CNT	1 &	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies	Displays
2	BI-MAT	2 &	100.00%		Integrated low cost and disposable sensors and sensor arrays	Research Technologies	Homeland Security

(CAPE partner projects with Dow Corning Ltd., ALPS Electric Company Ltd., and Marconi Communications Ltd.)
1	HIMO	3 * &	25.00%		High mobility oxides	Research Technologies	Displays
2	NOTICE	4 * &	25.00%		Next generation communications infrastructure for broadband	Research Technologies	Homeland Security
3	ANTS	5 * &	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies	Homeland Security
4	ROMP	6 * &	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies	Homeland Security
5	RANTED	7 * &	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies	Homeland Security

Cambridge Nanotechnology Limited (University of Cambridge)				$3,074,200
1	Cambridge Nanotechnology	8 ^	100.00%		Indium tin oxide replacement	Emerging Technology	Displays
2	Ultratubes (formerly known as NanoOptics)	9 + &	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology	Displays
3	Nano Photonics	10 ^	100.00%		Liquid crystal structures over nanotube array	Emerging Technology	Displays
4	Nano Devices I	11 ^	100.00%		Silicon nanowires for optical applications	Emerging Technology	Homeland Security
5	Nano Devices II	12 ^	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology	Homeland Security
6	Osputt (formerly known as Inovus Materials)	13 + &	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology	Displays
7	Exiguus Technologies	14 ^	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies	Displays

Singular ID Pte Limited		15*	8.8%	$202,050	Magnetic nanoparticles for security and authentication	At Market	Homeland Security

Owlstone Nanotech, Inc.		16	58.68%	$4,975,245	FAIMS chemical sensor	At Market	Homeland Security

Bio-Nano Sensium Technologies Limited		17 @	55.00%	$1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market	Homeland Security

NanoFED Limited (University of Bristol)				$1,496,748
1	Nano FED	18 &	100.00%		Lithiated microdiamond emitter for displays	Near to Market	Displays
2	Nano Light	19 &	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology	Displays

Nano Solutions Limited (Imperial College, London)				$3,306,605
1	Advanced Proteomics	20 #	75.00%		Engineered nanoparticles for proteomics	Emerging Technology	Homeland Security
2	Intelligent Biosensors I	21 #	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology	Homeland Security
3	Intelligent Biosensors II	22 #	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology	Homeland Security
4	NanoVindex	23 #	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology	Homeland Security
5	Nano Diagnostics	24 #	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology	Homeland Security
6	Visus Nanotech	25 #	75.00%		Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology	Homeland Security
7	Econanotech	26 #	75.00%		Environmentally friendly nanocomposites	Research Technologies	Homeland Security
8	Nanocomposites	27 #	75.00%		Titanium oxide nanocomposites	Research Technologies	Homeland Security

* Represents a minority interest within the portfolio
@ Represents that the research project is suspended pending further negotiation with the collaboration parter.
& Represents that the research project phase has completed. The Company is in discussion with the respective University with respect to the outstanding amount owed and intellectual property rights resulting from the original collaboration agreement. Subject to final resolution the Company will negotiate to extend the programs with a view to their commercialization.
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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that (i) information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in the Company's internal controls over financial reporting that occurred during the period from inception (August 17, 2004) to September 30, 2007, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

4.1
Registration Rights Agreements (incorporated by reference to Exhibit 10.7 to Form 8-K dated January 20, 2005 and filed January 26, 2005, and to Exhibit 10.11 to Form 8-K dated February 28, 2005 and filed March 4, 2005. Please note that the Registration Rights Agreements for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor).

4.2
Form of Investor Warrant (incorporated by reference to Exhibit 10.7 to Form 8-K dated January 20, 2005 and filed January 26, 2005, and to Exhibit 10.12 to Form 8-K dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Investor Warrant for all private placements of the Company described in this Form 10-QSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor).

4.3
Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.8 to Form 8-K dated January 20, 2005 and filed January 26, 2005, and to Exhibit to 10.13 to Form 8-K dated February 28, 2005 and filed March 4, 2005. Please note that the Forms of Placement Agent Warrant for all private placements of the Company described in this Form 10-KSB are virtually identical. Only the names of investors, number of shares, and the dedicated use of proceeds change from investor to investor).

10.1	Loan Agreement dated March 31, 2006 by and between the Company and Merrill Lynch (previously disclosed as Exhibit 10.6 to the Form 10-QSB filed by the Company on May 15, 2006 and filed herewith).

10.2
£3,500,000 Facility Agreement dated November 6, 2006, by and between NAB Ventures Limited and Advance Display Technologies plc (incorporated by reference to Exhibit 10.24 to Form 10-QSB filed by the Company on November 14, 2006).

10.3	Facility Agreement between the Company and Owlstone Nanotech, Inc. dated July 24, 2006 (incorporated by reference to Exhibit 10.19 to Form 10-QSB filed by the Company on August 11, 2006).

10.4
$20,000,000 Senior Secured Credit Facility Letter Agreement dated May 3, 2004 by and between Jano Holdings Limited and Advance Nanotech Limited including the related Senior Secured Grid Note dated May 3, 2004 issued by Advance Nanotech Limited in favor of Jano Holdings Limited (canceled) (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed by the Company on May 15, 2006).

10.5
Security Agreement dated May 3, 2004 by Advance Nanotech Limited in favor of Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.2 to Form 10-QSB filed by the Company on May 15, 2006).

10.6
Warrant to Purchase 6,666,666 Shares of Ordinary Shares of Advance Nanotech Limited dated as of May 27, 2004 issued to Jano Holdings Limited (canceled) (incorporated by reference to Exhibit 10.3 to the Form 10-QSB filed by the Company on May 15, 2006).

10.7
Amended Warrant dated September 1, 2004 to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.4 to Form 10-QSB filed by the Company on May 15, 2006).

10.8
Second Amended Warrant dated October 25, 2004, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Colorado corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference from Exhibit 10.5 to Form 10-QSB filed by the Company on May 15, 2006).

10.9	Jano Holdings Limited waiver letter dated May 9, 2006 (canceled) (incorporated by reference to Exhibit 10.21 to Form 10-QSB filed by the Company on August 11, 2006).

10.10	Jano Holdings Limited waiver letter dated July 26, 2006 (canceled) (incorporated by reference to Exhibit 10.20 to Form 10-QSB filed by the Company on August 11, 2006).

10.11
Third Amended Warrant dated October 13, 2006, to Purchase 6,666,666 Shares of Ordinary Shares of Common Stock of Advance Nanotech, Inc., a Delaware corporation, issued to Jano Holdings Limited (canceled) (incorporated by reference to Exhibit 10.22 to Form 10-QSB filed by the Company on November 14, 2006).

10.12
Amended Facility Letter regarding the Amended and Restated Credit Facility dated August 14, 2006, by and between Advance Nanotech Inc. and Jano Holdings Limited (canceled) - (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on August 16, 2006).

10.13
Amended and Restated $20,000,000 Senior Secured Grid Note dated August 14, 2006 by and between Jano Holdings Limited and Advance Nanotech Inc (canceled), (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on August 16, 2006).

10.14
Amended Security Agreement dated August 14, 2006, by Advance Nanotech, Inc. in favor of Jano Holdings Limited (canceled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on August 16, 2006).

10.15*	Form of 2005 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on December 29, 2005).

10.16*	Form of Amended 2005 Equity Incentive Plan and related agreements dated March 23, 2006 (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed by the Company on May 15, 2006).

10.17*	Copy of the Company’s Non-employee Director Compensation Policy (incorporated by reference to Exhibit 10.12 to Form 10-KSB filed by the Company on March 31, 2006).

10.18*
Service Agreement dated November 13, 2006 by and between the Company’s subsidiary Advance Display Technologies plc and Magnus Gittins (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on December 1, 2006).

10.19*
Amended and Restated Employment Agreement dated February 28, 2005 by and between the Company and Thomas Finn (incorporated by reference to Exhibit 10.12 to Form 10-QSB filed by the Company on May 15, 2006).

10.20*	Employment Agreement dated July 20, 2005 by and between the Company and Michael Helmus (incorporated by reference to Exhibit 10.14 to Form 10-QSB filed by the Company on May 15, 2006).

10.21*	Employment Agreement dated August 11, 2006 by and between the Company and Antonio Goncalves, Jr. (incorporated by reference to Exhibit 10.16 to Form 10-QSB filed by the Company on August 11, 2006).

10.22
Form of Investor and Placement Agent Warrant Agreement consent letter to amend the exercise price pursuant to the Securities and Purchase Agreement dated as of October 13, 2006 (incorporated by reference to Exhibit 10.22 to Form 10-KSB filed by the Company on March 30, 2007).

10.23
Mutual Cancellation Letter Agreement dated March 27, 2007, by and between Advance Nanotech Inc. and Jano Holdings Ltd. 2006 (incorporated by reference to Exhibit 10.23 to Form 10-KSB filed by the Company on March 30, 2007).

10.24
£6,000,000 Facility Agreement dated March 28, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc 2006 (incorporated by reference to Exhibit 10.24 to Form 10-KSB filed by the Company on March 30, 2007).

10.25	Debenture Agreement dated March 30, 2007, by and between Conquistador Investments Limited and Advance Homeland Security plc 2006 (incorporated by reference to Exhibit 10.25 to Form 10-KSB filed by the Company on March 30, 2007).

10.26*	Employment Agreement dated August 13, 2007 by and between the Company and Thomas Finn (incorporated by reference to Exhibit 10.26 to Form 10-QSB filed by the Company on August 14, 2007).

10.27*	Employment Agreement dated August 13, 2007 by and between the Company and Magnus Gittins (incorporated by reference to Exhibit 10.27 to Form 10-QSB filed by the Company on August 14, 2007).

10.28*	Employment Agreement dated August 13, 2007 by and between the Company and Antonio Goncalves, Jr. (incorporated by reference to Exhibit 10.28 to Form 10-QSB filed by the Company on August 14, 2007).

14.0	Code of Conduct and Ethics (incorporated by reference to Exhibit 14 to Form 10-KSB filed by the Company on March 30, 2007).

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
November 14, 2007

ADVANCE NANOTECH, INC.

BY:	/s/ Antonio Goncalves, Jr.
Antonio Goncalves, Jr.
Chief Executive Officer