Form 10-K
period 2007-12-31
Advance Nanotech, Inc.
filed 2008-03-31
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 011-15499

ADVANCE NANOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1614256
(State of Incorporation)	(I.R.S. Employer Identification No.)

600 Lexington Avenue, 29th Floor
New York, NY, 10022
(212) 583-0080
(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $13,946,482 (based upon the average bid and asked price of the registrant’s common stock, $.001 par value, as of June 30, 2007). The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock (35,760,207) held by non-affiliates by the average bid and asked price of such stock ($0.39), as of June 30, 2007, as quoted on the OTCBB by the National Association of Securities Dealers (the "NASD").

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 36,595,686 at March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

ADVANCE NANOTECH, INC.

ANNUAL REPORT
ON FORM 10-K

i

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. “Risk Factors” and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

Although we believe that the assumptions underlying the forward-looking statements contained in this report are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and any amendments to this report. We will not update these statements unless the securities laws require us to do so. Accordingly, you should not rely on forward-looking statements because they are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements.

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, or you may read and copy any of our materials on file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Our filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. Please call the SEC at 1-800-732-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-K and 10-Q, Proxy Statement and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.advancenanotech.com as soon as reasonably practicable after filing such material with the SEC.

ii

PART I

ITEM 1. BUSINESS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc. and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company.

Overview

Historical Operations

We have historically been a leading provider of financing and support services to drive the commercialization of nanotechnology related products for homeland security and display technologies. Our historical business model sought to identify patent-pending and proprietary nanotechnologies and fund the additional patent development of such nanotechnologies in exchange for the exclusive rights to commercialize any resulting products. Our portfolios of nanotechnologies have been grouped into two categories of products: Displays and Homeland Security. The Display product category includes the operations of our subsidiary Advance Display Technologies plc (listed on the PLUS-quoted market in London under the ticker symbol “ADTP”) and its direct and indirect subsidiaries. The Homeland Security product category includes the operations of our subsidiaries Advance Homeland Security plc, Advance Nanotech Ltd., Advance Nanotech Singapore Pte. Ltd, and Owlstone Nanotech, Inc., and their respective direct and indirect subsidiaries.

We have historically been dedicated to the identification, development and successful commercialization of new and disruptive nano-enabled products. We had intended to create value by reducing the cost of commercializing nano-enabled based products. By partnering with universities and leveraging the infrastructure and multi-disciplinary human resources of our university partners, we sought to reduce our cost base otherwise associated with nano-enabled products. After prototypes were proven within the lab and we had developed a product roadmap and business plan, we sought to incorporate the formation of majority-owned subsidiaries around the specific technology. We intended to return value to our stockholders through the sale or licensing of the technology, by securing additional financing for the subsidiary from either the venture capital community or the capital markets, or by successfully executing our business plan and consolidating our income as the majority stockholder of the subsidiary.

Current Operations

In December 2007, we decided to revise our strategy and to focus our efforts, principally, on the commercialization of our chemical detection technology. As a result, we are currently a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, called Owlstone, which offers an attractive combination of small size, high sensitivity, low power consumption, reprogrammability, high chemical selectivity and low cost. We have determined to progressively divest ourselves of our other technologies and their respective subsidiaries. We will, thereafter, become an operational business centered upon our Owlstone Nanotech, Inc. subsidiary and the ongoing commercialization of its products.

We operate in a $5.4 billion market in the United States alone, and we have initially targeted the industrial and homeland defense markets. In later stages, we plan to commercialize sensing products for the consumer, environmental monitoring and medical diagnostics markets. We are poised to benefit from powerful trends driving the demand for improved technologies within the chemical sensing arena, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

The market for chemical sensing faces unique challenges in detecting hazardous substances in various forms and in a myriad of operating environments. In homeland defense, chemical sensors are used to detect chemical warfare agents and explosives to protect military personnel, government buildings and civilians. In industrial applications, chemical sensors monitor air quality for health and safety purposes and also provide vital information during manufacturing processes. The existing technologies for chemical sensors in these industries are outdated and are typically limited by physical size, sensitivity and/or reliability. We believe that these factors have led to unacceptable sample collections, uninspired deployment scenarios, high false positive rates and, subsequently, a call to action by the U.S. Department of Defense for better solutions.

Our Solution

Our sensing technology, Owlstone, was specifically designed to meet the specifications set forth by the U.S. Department of Defense. The key element of the Owlstone sensor is a silicon chip that provides a chemical-sensing mechanism using Field Asymmetric Ion Mobility Spectrometry, or FAIMS, a variant of conventional Ion Mobility Spectrometry, or IMS. Our technology enables unprecedented miniaturization of sensors with superior analytical capability at a compelling cost advantage, the ability to be programmed and reprogrammed to detect a wide range of substances, and high selectivity and sensitivity. The Owlstone detector was conceived by Andrew Koehl who began the development of Owlstone’s fundamental technology in 2001. Mr. Koehl was later joined by Paul Boyle and David Ruiz-Alonso and, together, they developed the core technology.

 Miniaturization and Standardization of Manufacturing

The sheer size of current chemical sensing units limits their deployment and provides a specific challenge in sample collection. The small size of our detector enables flexible deployment and allows for the sensor to be moved into contact with the sample, a novel approach in many existing chemical sensing applications. In homeland defense, this means more comprehensive sensing through the use of distributed networks of sensors. In industrial applications, this means a sensor or a sensor network can be integrated directly into process control providing real-time monitoring of chemical composition, which saves companies both time and money. Our technology enables miniaturized and cost effective detectors with low power consumption through its proprietary chip. Despite the innovative and proprietary design of the chip, it is manufactured via standard silicon-based microchip fabrication, which reduces its manufacturing cost. This increases the number of potential applications such as weaving the chip into the lapel of every military uniform, which provides local chemical sensing at the individual troop level.

Software Reprogrammable Sensor

Most competing sensors are designed to detect a narrow set of substances and cannot be reprogrammed once deployed, thereby limiting their scope of use. To update a deployed sensor, additional costs are incurred due to the need to physically replace sensor modules that detect substances different than the ones they were originally intended to detect. The Owlstone sensor solves this problem through the modularity of the components that comprise its sensing system. The separation of the detector hardware from the software application containing the “intelligence” to distinguish chemical signatures allows the Owlstone sensor system to be reprogrammed without having to replace hardware. Whether the sensor is programmed to detect benzene or sarin, the underlying hardware remains the same; when coupled with a wireless device, the sensor can be updated remotely at the direction of the end user. This enables an installed base of Owlstone sensors to be remotely reprogrammed to detect additional substances or even new substances not yet developed. Given today’s dynamic terrorist threats, the ability to quickly and cost-effectively adapt to new hazards will be invaluable for applications in airports and subway systems. In comparison to competing technologies, the Owlstone sensor allows for the specialization and mass production of a single set of hardware devices for use across the spectrum of application. Owlstone’s approach creates a significant time-to-market advantage for new product creation: as new products or applications are desired, the fundamental hardware remains the same, thereby eliminating the need for customization of manufacturing.

Vast Reduction in False Positives

A major problem with most existing detection systems is their cross-sensitivity to background interferants, which leads to false positives. False positives resulting from seemingly normal background interferants, such as perfumes, result in unnecessary and costly responses. The Owlstone sensor offers significant selectivity advantages over other micro-sensors currently being utilized by providing a more detailed chemical fingerprint, thereby resulting in a higher degree of confidence in the chemical identification process and a lower false positive rate. In addition, a distributed network provides more points of analysis and further reduces spurious responses. Current development partnerships are focused on bringing to market chemical sensing devices for gases like benzene and formaldehyde, known as volatile organic compounds, or VOCs, at detection levels many times more sensitive than other technologies with much lower corresponding false positive rates. These features of the Owlstone sensor enable applications where false positive rates must be minimized. For example, it allows the deployment of sensors to mass transit systems or government buildings where common interferants are difficult to predict and control and currently result in disruptions in operations.

Our Products

We are currently marketing two chemical sensing products: Tourist and Lonestar. Tourist is an evaluation platform currently being sold by Owlstone to select partners and customers. Our recently launched Lonestar product is a fully functional unit for certain applications in industrial markets as well as a test platform for partners providing a fully integrated and deployable chemical detection system. Lonestar was launched in July 2007, and we have commenced shipping units to end-users. In addition, we have also developed and shipped a third product called the Owlstone OVG-4, which is a system for generating trace concentration levels of chemicals and calibration gas standards.

We intend to keep our sales organization lean and are pursuing product-based strategies within markets that are characterized by high-volume, centralized procurements. In applications where procurement is fragmented, we intend to partner with existing market leaders that already possess distribution networks and infrastructure using either “component” supply or contract sales strategies.

Industry Overview

The market for chemical sensors in the United States for existing technologies is forecast to reach approximately $4.2 billion in 2008, according to the Freedonia Group. This market forecast excludes military applications. Chemical sensing for military applications using existing technologies is forecast at $1.2 billion in 2008, according to Frost & Sullivan. This does not include markets formed by the introduction of new innovative technologies that enable expanded deployment scenarios. There are significant trends driving the demand for improved technologies within the chemical sensing market, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

Unlike a product specifically tailored for a single vertical industry, chemical sensor technology spans many industries and applications. Chemical sensors can be found in the heating and air conditioning systems of buildings, production lines of many manufacturing facilities, server rooms of computer hosting facilities, on battlefields, in airports, in hospitals, in residential homes and in laboratories. They can be stand-alone devices whose sole purpose it is to detect a specific chemical or gas, or they can be integrated as a component into other products where chemical sensing is only one part of its mission.

Our initial focus is in the homeland defense and industrial markets for chemical sensing. Additional markets for potential growth include environmental, consumer and medical industries, all of which we intend to pursue as our Owlstone sensor technology gains momentum in its initial markets.

Homeland Defense Market

The homeland defense market has an obvious need for comprehensive integrated chemical sensing devices. Sensor technologies in the homeland defense market are commonly categorized by their end use application, falling within either the detection of chemicals, biologicals, radiation, nuclear or explosives, which are referred to as CBRNE. We are principally focused on the explosive and chemical sensor technologies.

The most mature market within CBRNE is the explosives market, which has wide acceptance and deployment across government and civilian entities. Ion Mobility Spectrometry, or IMS, is the technology of choice for explosives because of its significant sensitivity to defined explosive threats. However, IMS-based technologies are bulky, costly and unreliable.

Chemical sensing, while showing the greatest potential and garnering much of the attention in homeland defense, has primarily been the domain of the military and first responders, leaving the general public and most government facilities unprotected. The chemical sensing market consists of three major segments: worn, handheld and 24/7 monitoring.

•
Worn Sensors : The worn sensor market has been redefined by U.S. military programs such as JCAD (Joint Chemical Agent Detector) and includes requirements that aggressively combine performance, size, weight and cost characteristics. The objective of JCAD is to develop and provide military services with a lightweight portable monitoring and chemical agent detector for ships, aircraft and individual war-fighting applications.

•
Handheld Sensors : The handheld sensor market is predominately driven by the use of chemical detection systems within first responders and the military. A mature marketplace with tens of thousands of systems currently deployed, opportunities are currently driven by the naturally occurring replacement cycle and the introduction of improved systems for use in mobile applications. The push for improved solutions will be increasingly driven by the integration of multiple technologies (e.g., photoionization detector and chemical detection) rather than the individual improvement of one detection technique. By combining chemical detection with an existing, established and standard first response instrument, we have the opportunity to redefine the handheld systems currently in this market and create an immediate replacement cycle opportunity.

•
24/7 Monitoring : 24/7 monitoring includes sensing systems with the purpose of protecting critical infrastructure on a continuous basis. The creation of governmental programs for the purpose of protecting critical infrastructure within mass transit systems and select government facilities has exposed the deficiencies of existing chemical sensing solutions. These deficiencies include ineffective sample collection, nuisance alarms and significant cost. For example, the introduction of chemical sensing into building protection has created scenarios where the requirement for proper sampling includes the addition of complex mechanical systems and the modification of building infrastructure. The result of these scenarios is a cost-prohibitive investment that leaves the market relegated to only the most high-profile facilities. Another challenge facing chemical sensing solutions is the presence of nuisance alarms as a result of common cleaning agents, such as bleach- or ammonia-based products. Current chemical sensing solutions offer little to no quantitative capabilities for the validation and management of nuisance alarms.

Industrial Market

The industrial market is divided into process control and health and safety applications.

•
Process Control : Process control involves the monitoring of manufacturing processes to ensure quality control and consistency in manufacturing operations. For example, chemical sensors can be used by pharmaceutical, food processing and petrochemical companies to monitor manufacturing processes and react when inconsistencies are identified. In certain markets, there is an absence of detection-based process control sensors providing continuous information on chemical presence and composition. As a result of sample collection limitations, existing technologies do not offer real-time, continuous monitoring of process control and instead offer only a single “point-in-time” analysis. In-line monitoring provides companies with continuous quality control, thereby allowing users to immediately identify and rectify deviations from the intended process and save companies time and money. Our sensor is uniquely positioned to capitalize on these challenges through its flexible deployment and selectivity characteristics.

•
Health and Safety : Health and safety detection systems are intended to protect personnel occupying industrial facilities from hazardous chemicals. There is a known deficiency with existing sensors in industrial environments with respect to the simultaneous detection of multiple gases and the detection and concurrent identification of specific substances (e.g., benzene). Our sensor has been demonstrated to detect a range of volatile organic compounds, including benzene, and has done so in the presence of complex mixtures and common interferants.

Market Opportunity

While there are an array of chemical detection technologies to support a variety of markets and needs, available technologies often fall short of what is desired by end users. These technologies include IMS and sorbent materials technology.

Miniature sensors do exist in the market today, but they are limited based on their underlying technology. For example, current miniature chemical sensors, such as sorbent materials sensors, provide low performance and have several limitations such as:

•	they typically proving a simple “yes/no” response to the identification of individual gases;

•	measurements can be adversely affected by slight changes in environmental variables, like fluctuations in temperature;

•	the presence of chemicals unrelated to the target chemicals of interest, called interferants, can cause an erroneous response;

•	they are typically pre-functionalized, meaning they are built to detect a certain chemical and cannot be reprogrammed to detect other chemicals if needed after deployment in the field; and

•	most miniature sensors on the market today target simple gases with a low molecular weight, leaving few solutions to sense more complex substances like benzene or formaldehyde.

Higher performance instruments, such as those using IMS, also have their limitations:

•	they are large, costly and power hungry;

•	they typically require high voltages and are difficult to assemble, leading to power, weight and cost deficiencies; and

•
the sheer size and cost of such instruments precludes their use in many scenarios. IMS is commonly used in security applications for the detection of explosives and dangerous chemical agents but is too big and expensive to be used in mass battlefield deployment scenarios.

The increasing emphasis on indoor air quality from government regulators and other organizations is leading to a need for innovative air quality monitoring equipment. There are a numbers of chemicals that can be present in domestic and office air which are damaging to health, including volatile organic compounds. While existing chemical sensors are capable of detecting volatile organic compounds, they are generally unable to differentiate between different chemicals and, therefore, cannot discriminate between harmful and harmless volatile organic compounds. Legislation to enforce air quality standards is already in place in Hong Kong, Japan, Korea and Malaysia, with Europe and the U.S. anticipated to follow suit. Current technology has yet to keep up with the legislation, as there is not an effective deployable solution to monitor air quality to ensure compliance.

As a result of limitations of existing technology solutions, there are several current market needs that cannot be met and demand a new approach to chemical sensing.

Benefits of Our Sensor

While the market for chemical sensing has been defined by existing technologies, we believe that the overall chemical sensing market will grow due to the availability of novel sensing products such as those that we are developing. Our proprietary design and use of Field Asymmetric Ion Mobility Spectrometry, or FAIMS, enables our chemical sensor to be brought to the sample, an approach that existing technologies do not permit due to size limitations. Our flexibility in deployment enhances the ability to utilize networked sensor systems within environments where it is difficult to obtain a proper sample for analysis.

The following outlines the combination of features that distinguish our technologies from our competition:

•
Small and Lightweight : Cutting-edge, micro-electromechanical systems and micro-fabrication techniques are used to integrate the spectrometer (or sensor) onto a silicon microchip, thereby enabling a new class of detection solutions with unprecedented analytical unit miniaturization capability.

•
Cost Effective : Use of standard, micro-fabrication techniques makes it possible to manufacture in volume accurately and repeatable at an extremely low cost. This affordability opens up the prospect of new applications and deployment scenarios, including disposable use for selective volatile chemical detection.

•
Customizable and Reprogrammable : Because our technology relies on programmable intelligence rather than pre-functionalization, it is easily customized through software updates and can be dynamically reprogrammed remotely for new target applications even after commissioning.

•
Rapid Analysis and Continuous Monitoring : Analysis and results are obtained in a fraction of a second, with the ability to measure the presence, absence or concentration of chemicals accurately, rapidly and continuously in real-time.

•
Sensitive : Ion-based detection offers the highest level of sensitivity, thereby enabling the detection of minute traces of targeted substances down to parts-per-billion levels so that compounds can be identified before they reach significant levels. This is especially important in prognostics and health management systems.

•
Low Power : Integration onto a chip leads to low power consumption, which allows for battery operation. The “instant on” capability of our sensor means that it can be quickly cycled on and off to maximize battery lifetime.

•	Reduced False-Positive Rate : By creating a complete “fingerprint” of a chemical and by operating in a distributed network environment, it is possible to dramatically reduce anomalous false positives.

•
Networkable : The addition of a drop-in wireless capability provides a networked sensor solution. This eases installation and facilitates deployment in an ad-hoc manner for remote monitoring applications. Networked sensors also provide greater coverage in obtaining samples from various locations within a desired environment.

•	Durable : A semi-permeable membrane on the sensor excludes dust and dirt and allows continued operation in environments with high traffic, humidity or contamination.

•	Long Life : There are no degradable materials used in manufacturing our sensor that would otherwise limit the lifetime of the sensor, thereby reducing overall maintenance costs.

Our chemical sensing technology can be used wherever there is the need for a small, low power, low cost, yet highly sensitive and selective method of detection. The following outlines potential applications of our sensors in various markets. While our initial focus is on the homeland defense and industrial markets, we believe that there is significant growth potential within these markets for novel deployments of chemical sensors.

In the homeland defense market, we believe that the following are some of the uses of our chemical sensors:

•
“temporary” battlefield detection network - air-dropping hundreds of disposable, small devices across a battlefield which would provide an intelligent, wireless network of chemical sensors that could alert central command about a chemical threat to protect troops;

•
chemical sensor “button” - a small, button-sized sensor sewn in the uniforms of troops to create an immediate sensing device for soldiers to save time in seeking shelter or dawning chemical protection gear if needed; and

•
border security through shipping container security - embedding small, inexpensive detectors in the approximately 250 million shipping containers moving through major seaports every year to detect narcotics, dangerous chemicals and/or explosives, all linked via a wireless network that alerts the port of dangers before a ship arrives in port.

In the industrial market, we believe that the following are some of the uses of our chemical sensors:

•	industrial process control monitor - ensuring quality control in the manufacture of products;

•	hydrocarbon monitor - analysis of hydrocarbons in engine exhaust for better control of engine functions to maximize performance and minimize emissions through small, inexpensive sensing components;

•	nitrogen oxides monitor - monitoring of nitrogen oxides (NOx) concentrations in exhaust gas to ensure values do not exceed permissible limits; and

•	cabin air quality sensor - detection of volatile organic compounds and other pollutants inside a car for cabin air quality management.

In the consumer market, we believe that the following are some of the uses of our chemical sensors:

•
next generation smoke detectors for the home - smoke detectors that detect pre-combustion chemical signatures (i.e., “the smoke before the smoke before the fire”) to help alert occupants about fire dangers, thereby possibly preventing a fire before it occurs; and

•	integrated gas monitors - the detection of smoke, carbon monoxide, radon, volatile organic compounds and other gases could all be integrated into a home network of sensors protecting families.

In the environmental applications market, we believe that the following are some of the uses of our chemical sensors:

•	emissions monitor - monitor the emission of harmful industrial gases into the atmosphere that may damage the environment;

•	detection of toxic industrial compounds - test for the release of toxic compounds, monitor decontamination efforts and confirm effective remediation of the chemical agent; and

•	water quality monitor - monitor for contamination and toxicity to ensure the safety of drinking water supplies.

In the medical applications market, we believe that the following are some of the uses of our chemical sensors:

•	diagnostic instrument - analysis of breath or bodily fluids for non-invasive diagnosis or monitoring of disease;

•	treatment monitor - analysis of breath or bodily fluids for non-invasive monitoring of treatment efficacy and progress; and

•	anaesthesia and respiratory monitor - detect exhaled anaesthesia agents and other relevant indicators in the breath to minimize the response time of clinicians to vital signs.

Our Technology

Hardware Component

The microchip sensor sits at the center of each of our products. It enables quicker and more accurate chemical detection and analysis. The sensor has the ability to measure the presence, absence or concentration of chemicals accurately, rapidly and continuously for real-time analysis at the point of need. The silicon sensor can be tuned to detect a wide range of airborne or dissolved chemical agents in extremely small quantities. It works by using a proprietary form of Field Asymmetric Ion Mobility Spectrometry, or FAIMS, which is a sensitive and proven method of trace detection in which a chemical fingerprint is generated for each threat and is identified and classified using software. FAIMS is the evolution of IMS, which is the current method of choice for the detection of chemical warfare agents and explosives in the field.

In addition to our proprietary use of FAIMS, the Owlstone microchip chemical detection technology differs from previous generations of instrumentation in that micro- and nano-fabrication methods are used to integrate the spectrometer onto a silicon microchip. This leads to the following advantages: reduced size, lower cost, lower power consumption, and unprecedented performance-to-size ratio. Because standard semiconductor fabrication methods are used, parts can be mass produced at low cost, opening up opportunities for many exciting new applications for chemical detection such as mass deployment of sensors in “distributed network” configurations for military and industrial applications.

Unlike other miniature chemical sensor technologies that use pre-functionalization, our technology does not rely on exotic materials that must be custom-engineered for each application and degrade over time. Our sensor is easily customized to each application through software updates and can be dynamically reprogrammed for new signatures even after deployment. In addition, the use of chemically inert materials ensures a long shelf life.

Software Component

Our technology relies on software intelligence to analyze the chemical fingerprint detected by the spectrometer on the microchip. The technology does not require pre-functionalization, a common requirement of other sensor technologies where the actual sensor is built only to detect a single substance. The sensor is a platform technology that can be used for many applications in many markets. It is adapted to each use through software rather than hardware changes. Thus, the core of the system remains the same between applications, but the software programmed into the device is different, thereby making it easy and quick to redevelop for new products in new markets. Our products can be updated for new chemical targets even after deployment in the field through software updates.

Because our technology uses multiple parameters to generate a spectrum, the resultant spectra, or fingerprints, are rich in information and allow a more accurate readout. Our technology can generate multidimensional spectroscopic images for analysis by using powerful image processing algorithms.

Competition

The market for chemical sensors is highly competitive, complex and fragmented, with many applications and many different competing technologies. Some companies are focused around specific industry niches, while others are focused around specific sensor types. Owlstone’s competitors can be segmented in two categories. First, chemical sensors relating to the technical methodology of detection; and second, direct corporate competitors in the FAIMS sensing space, which is the chosen technology deployment of Owlstone.

Intellectual Property

Our ability to successfully commercialize our products and technologies is significantly enhanced by our ability to secure strong intellectual property rights-generally patents-covering these products and technologies. The development and protection of intellectual property and proprietary technology is a key priority in our current and ongoing activities. As of December 31, 2007, we had been issued one U.S. patent. In addition, we had eleven patent applications pending with the United States Patent and Trademark Office and seven patent applications pending with European patent offices covering the key functional and operational features of our chemical detection technologies.

Government Approvals

In order to test, manufacture and market products for commercial use, we may need to satisfy mandatory procedures and safety and effectiveness standards established by our customers, including various regulatory bodies. Any adverse event, either before or after approval, can result in product liability claims against us, which could significantly and adversely impact our business, results of operations and the value of our common stock.

Corporate History

We were originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980, and subsequently changed our name to Dynamic I-T, Inc. and then in January 2004, changed our name to Artwork & Beyond, Inc., or Artwork. On October 1, 2004, Artwork entered into a share exchange agreement to acquire all of the issued and outstanding common stock of Advance Nanotech Holdings, Inc. pursuant to the terms and conditions set forth in the share exchange agreement. The acquisition transaction closed simultaneously with the execution of the share exchange agreement. Artwork and its affiliates were unrelated to the stockholders of us or Advance Nanotech Holdings, Inc. prior to the execution, delivery and performance of the share exchange agreement. As a result of this transaction (and certain capital transactions, including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork was changed, with the former stockholders of Advance Nanotech Holdings, Inc. acquired approximately 99% of Artwork’s outstanding common stock. In addition, all of the officers and directors of Artwork prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, Inc., and Artwork’s corporate name was changed to “Advance Nanotech, Inc.” As a consequence of the change in control of Artwork resulting from these transactions, all prior business activities of Artwork were completely terminated, and Artwork adopted the business plan developed by Advance Nanotech Holdings, Inc. prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc. (a Colorado corporation),” or Advance Nanotech Colorado.

On June 19, 2006, Advance Nanotech Colorado merged with and into its newly-formed, wholly-owned subsidiary, Advance Nanotech, Inc., a Delaware corporation, or Advance Nanotech Delaware, in order to reincorporate in the State of Delaware. The reincorporation was approved by Advance Nanotech Colorado's shareholders on May 11, 2006. As a result of the reincorporation, our legal domicile is now Delaware. Each outstanding Advance Nanotech Colorado common share was automatically converted into one Advance Nanotech Delaware common share. As a result of the reincorporation, each outstanding option, right or warrant to acquire shares of Advance Nanotech Colorado common stock converted into an option, right or warrant to acquire an equal number of shares of Advance Nanotech Delaware common stock, with no further action required by any party, under the same terms and conditions as the original option, right or warrant.

On December 19, 2007, the Company entered into an exchange agreement (the “Exchange Agreement”) with its majority owned subsidiary Owlstone Nanotech, Inc. (“Owlstone”), and certain stockholders of Owlstone (consisting of all of the founders and executive officers of Owlstone, who are hereafter called the “Owlstone Founders”) to increase the Company's ownership interest in Owlstone by issuing newly issued shares of our common stock to the Owlstone Founders in exchange for Owlstone common shares at an exchange rate of 3.33 shares of our common stock for each share of Owlstone common stock. The Owlstone Founders currently own an aggregate of 4,211,303 shares of Owlstone common stock, consisting of 22.26% of the total number of shares of common stock of Owlstone outstanding. The Exchange Agreement also contemplates (a) that the Company will, following consummation of the exchange with the Owlstone Founders, offer to acquire the remaining shares of Owlstone common stock then outstanding (the “Minority Stockholders”, which hold approximately 26.21% of the currently outstanding Owlstone shares) on terms and conditions identical to those offered to the Owlstone Founders and (b) the issuance to the Minority Stockholders of one warrant to purchase 0.33 shares of our common stock at a purchase price of $0.30 per share.

On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte Ltd. for $1.19 million.

Employees

As of December 31, 2007, we had 31 employees, including 27 full-time employees, on a consolidated basis.

ITEM 1A. RISK FACTORS.

We are a development stage company and we have limited historical operations. The following is a summary of certain risks we face. They are not the only risks we face. Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations.

We may need to raise additional capital in the near future, and, if we are unable to secure adequate funds on acceptable terms, we may be unable to support our business plan and be required to suspend operations.

We may need to raise additional capital in the near-term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to us as and when required, or on terms that will be acceptable to us. If we are unable to raise the capital required on a timely basis, we may not be able to fund our research projects and the development of the businesses of our subsidiaries. In such event, we may be required to suspend our plan of operations. Moreover, even if the necessary funding is available to us, the issuance of additional securities would dilute the equity interests of our existing stockholders, perhaps substantially.

We have not generated significant revenue in the past and have not been profitable historically.

Since inception, we have generated revenue of only $1,018,395 as of December 31, 2007. Given our strategy of developing unproven technologies in the chemical detection business, we do not expect to realize significant revenue from operations and achieve profitability before the end of 2008, at the earliest. Any delays beyond the expected development periods for our technologies would prolong, and could increase the level of, our operating losses and negative operating cash flow. Many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including those discussed below.

We are a development stage company, and our success is subject to the substantial risks inherent in the establishment of a new business venture.

As a consequence of the change in control that we experienced on October 1, 2004, we changed management, and all efforts that were previously initiated by prior management were abandoned. At that time, our new management adopted a new plan of operations based on the strategy that was only formulated in 2004. In December 2007, we further refined our strategy to focus solely on chemical detection technologies. Implementation of this strategy is still in the development stage.

Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, many of which may be beyond our control, or which cannot be predicted at this time. We may encounter unforeseen difficulties or delays in the implementation of our plan of operations, which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our common stock.

We will need to achieve commercial acceptance of the chemical detection technologies that we develop to obtain revenue and achieve profitability.

Chemical detection technologies are evolving rapidly, product life cycles are short and technologies can become obsolete. Even if our research efforts are successful, during the period before which our technology becomes commercially viable, superior competitive technologies may be introduced or customer needs may change, diminishing or extinguishing the commercial uses for our technologies.

The governmental and private sector markets into which we sell our products and the types of products sold in these markets are emerging. Our ability to grow will depend in part on the rate at which markets for our products develop and on our ability to adapt to emerging demands in these markets. Our ability to compete will depend on our ability to design, develop, manufacture, assemble, test, market, sell and support new products and enhancements quickly and cost effectively. We may lose our competitive position if we fail to innovate and develop new products quickly. In addition, geopolitical developments, terrorist attacks and government mandates may cause sharp fluctuations in the demand for our products. If, for any of these or other reasons, any of our technologies fail to gain acceptance in the market, we will not recoup our development costs, and we will have to attempt to develop new technologies and products, which could have a material adverse effect on our business, cash flows and results of operations.

We may need approval from our customers, including governmental authorities in the U.S. and other countries, to successfully realize commercial value from our activities.

In order to test, manufacture and market products for commercial use, we may need to satisfy mandatory procedures and safety and effectiveness standards established by our customers, including various regulatory bodies. Any adverse event, either before or after approval, can result in product liability claims against us, which could significantly and adversely impact our business, results of operations and the value of our common stock.

A substantial portion of our revenues depends on sales to the U.S. government and could be affected by changes in federal funding levels.

Agencies and departments of the U.S. government account for substantially all of our revenues from research and development contracts and grants. We are counting on significant revenues from U.S. government contracts for the foreseeable future. U.S. government programs are limited by budgetary constraints and are subject to uncertain future funding levels that could result in the termination of programs. A decline in security-related government spending, or a shift away from chemical detection programs that we address, could hurt our sales, put pressure on our prices and reduce our revenues and margins.

The U.S. government may terminate or modify its contracts with us.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business as a contractor and which may impose additional expenses on our business.

There are inherent risks in contracting with the U.S. government. The U.S. government can typically terminate, reduce orders under or otherwise modify any of its contracts with us for its convenience (i.e., without cause) whether or not we have failed to perform under the terms of the applicable contract. In such case, the government would not be required to pay us for the lost profits for the unperformed work. A termination arising out of our default could expose us to liability and harm our ability to compete for future contracts and orders. In addition to unfavorable termination provisions, our U.S. government contracts and related regulations contain provisions that allow the U.S. government to unilaterally suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, reduce the value of existing contracts, issue modifications to a contract and control and potentially prohibit the export of our services and associated materials.

We have limited sales and marketing capabilities and ultimately may not be successful in selling or marketing any technologies that we develop.

The creation of infrastructure to commercialize products is a difficult, expensive and time-consuming process. We currently focus our business on identifying and funding chemical detection technologies, and we have limited sales and marketing capabilities. We need to develop a stronger sales and marketing force with technical expertise and distribution capability or rely upon third parties to produce, sell and market our technologies on our behalf. To the extent that we enter into co-promotion or other licensing arrangements, any revenues to be received by us will be dependent on the efforts of third parties if we do not undertake to develop our own sales and marketing capabilities. The efforts of third parties may not be successful. We may not be able to establish direct or indirect sales and distribution capabilities or be successful in gaining market acceptance for proprietary products or for other products. Our failure to establish marketing and distribution capabilities or to enter into marketing and distribution arrangements with third parties could have a material adverse effect on our revenue and cash flows.

The lengthy sales cycles of our products may cause our revenues to fluctuate substantially.

Customers evaluating our products must often make very difficult choices about product capabilities and costs. Many of our customers buy our products to implement or enhance large projects. Our larger customers take longer to evaluate our products and place new orders. For these and other reasons, our products have long sales cycles. Sales are often delayed or cancelled for reasons that we cannot control. Delays and cancellations could significantly affect revenues reported for any given financial quarter.

We are dependent on third-party suppliers for component parts used in the assembly of our products.

We are dependent on third parties to supply many materials used by the technicians in our facilities. Because we rely on outside parties to supply certain critical components used in assembling our products, our business and financial viability are dependent on the regulatory compliance and timely and effective performance of these third parties. We depend on the quality of the products supplied to us over which we have limited control. We are also dependent on the strength, validity and terms of our various contracts with third-party suppliers.

We are dependent on third parties for the manufacture of our products and, therefore, will have limited control of the manufacturing process and related costs.

Any technologies that we successfully develop will require third-party assistance in manufacturing them. If we are unable to collaborate with outside parties capable of performing manufacturing operations, at acceptable costs, our effort to commercialize a particular technology may not prove successful. The efforts of those third parties may not be successful. We may not be able to establish relationships with third parties to manufacture our products, or the cost thereof may result in our not generating a profit from the product. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows.

Failure to obtain and maintain approvals and permits from governmental and regulatory agencies, including with respect to use of radioactive materials, could have a material adverse effect on us.

In order for us to operate our chemical detection business, we need to register with, and obtain licenses from, the Nuclear Regulatory Commission in order to distribute and possess radioactive materials that we utilize in our products.   We have no control over the outcome of the review and approval process. We do not know whether or when any such approvals, permits or licenses can be obtained, or whether or not any existing or potential interventions or other actions by third parties will interfere with our ability to obtain and maintain such permits, licenses or approvals. Failure to obtain and maintain any of these approvals, licenses and permits could have a material adverse effect on our business, results of operations, financial condition and prospects.

We face competitive business conditions that a small business may struggle with to gain a competitive position in the industry.

We face intense and ever-changing competition from other established companies in the chemical detection industry. Many of these companies are competitors who possess significantly greater financial, managerial, engineering, manufacturing and marketing resources. For example, our competitors include very large and experienced enterprises, including BAE Systems, plc, Canberra Industries, Inc., DRS Technologies, Inc., FLIR Systems Inc., General Electric Company, Goodrich Corporation, Honeywell International, Inc., ICX Technologies, Inc., L-3 Communications Holdings, Inc., RAE Systems, Inc., SAIC, Inc., Smiths Industries, Ltd. and United Technologies Corporation. Our competitors may successfully develop technologies that outperform our technologies, respond better to customer requirements, cost less or otherwise gain greater market acceptance. Our larger competitors may be able to better manage large or complex contracts, maintain a broader geographic presence, compete more effectively on price, or provide a greater level of customer support. Any of these competitors may be able to respond more quickly to new technology, market developments or pursue new sales opportunities more effectively than we can.

Given our small size, changing technology and our limited resources, the intensity of competition will likely continue for the foreseeable future. This may limit our ability to introduce and market our products, limit our ability to adequately price our planned products and services and, ultimately, limit our ability to generate sufficient sales revenues that would allow us to achieve profitability and positive cash flow.

Our success depends on the attraction and retention of senior management and technicians with relevant expertise.

Our future success will depend to a significant extent on the continued services of its key employees. The Owlstone detector was conceived by Andrew Koehl who began the development of Owlstone’s fundamental technology in 2001. Mr. Koehl was later joined by Paul Boyle and David Ruiz-Alonso and, together, they developed the core technology. We do not maintain key man life insurance for any executive officer. Our ability to execute our strategy also will depend on our ability to attract and retain qualified technicians and sales, marketing and additional managerial personnel. If we are unable to find, hire and retain qualified individuals, we could have difficulty implementing our business plan in a timely manner, or at all.

We are subject to the attendant risks of conducting business in foreign countries.

We conduct some business with companies located outside the U.S. As a result, we are subject to the attendant risks of conducting business in foreign countries, including:

•	difficulty in managing and evaluating technical progress of projects funded at research facilities of our strategic partners and/or collaborators internationally;

•	difficulty in identifying, engaging, managing and retaining qualified local employees;

•	difficulty in identifying and in establishing and maintaining relationships with strategic partners, research collaborators and suppliers of finished and unfinished goods and services;

•	the potential burden of complying with a variety of foreign laws, trade standards and regulatory requirements, including import and export control laws, tariffs and other barriers;

•	limited protection of our intellectual property and limited ability to enforce legal rights and remedies; and

•	general geopolitical risks, such as political and economic instability and changes in diplomatic and trade relations.

Our international operations expose us to risks associated with fluctuations in foreign currencies.

As part of our international operations, from time to time in the regular course of business, we convert dollars into foreign currencies and vice versa. The value of the dollar against other currencies is subject to market fluctuations, and the exchange rate may or may not be in our favor.

Our business has inherent operational risks that cannot be adequately covered by insurance or indemnity, and our products and technologies may not qualify for protection under the SAFETY Act.

We may face unanticipated risks of legal liability for damages caused by the actual or alleged failure of technologies that we supply. Our products may be deployed in response to an emergency or terrorist attack, which may increase our exposure to third-party claims. Many of our technologies are unproven. We may face liabilities related to these products. While we have attempted to secure appropriate insurance coverage at appropriate cost, it is impossible to insure against all risks that inhere in our industry or guarantee that insurers may pay a particular claim, or that we will be able to maintain coverage at reasonable rates in the future. Substantial claims resulting from an accident in excess or not otherwise covered by indemnity or insurance could harm our financial condition and operating results. Our insurance policies also contain deductibles, limitations and exclusions which increase our costs in the event of a claim.

Under the “SAFETY Act” provisions of the Homeland Security Act of 2002, the U.S. government provides liability limitations and the “government contractor” defense applies if the Department of Homeland Security “designates” or “certifies” technologies or products as “qualified anti-terrorism technologies,” and if certain other conditions apply. We may seek to qualify some or all of our products and technologies under the SAFETY Act’s provisions in order to obtain such liability protections, but there is no guarantee that the U.S. Department of Homeland Security will designate or certify our products and technologies as a qualified anti-terrorism technology. To the extent we sell products without such qualification, we will not be entitled to the benefit of the SAFETY Act’s cap on tort liability or U.S. government indemnification. Any indemnification that the U.S. government may provide may not cover certain potential claims.

Nanotechnology-enabled products, such as those used in our chemical detection technologies, are new and may be viewed as being harmful to human health or the environment.

There is increasing public concern about the environmental and ethical implications of nanotechnology, which could impede or delay market acceptance of products developed through these means. Nanotechnology-enabled products are mainly composed of materials such as carbon, silicon, silicon carbide, germanium, gallium arsenide, gallium nitride, cadmium selenide or indium phosphide. Because of the size, shape or composition of the nanostructures or because they may contain harmful elements, nanotechnology-enabled products could pose a safety risk to human health or the environment. The regulation and limitation of the kinds of materials used in or to develop nanotechnology-enabled products, or the regulation of the products themselves, could harm the commercialization of nanotechnology-enabled products and impair our ability to achieve revenue from the license of nanotechnology applications.

If export controls affecting our products are expanded, our business and operations will be adversely affected.

The U.S. government regulates the sale and shipment of numerous technologies by U.S. companies to foreign countries. We are developing products that might be useful for military and antiterrorism activities. Accordingly, U.S. government export regulations could restrict sales in other countries of any products that we develop. If the U.S. government places expanded export controls on our technology or products, our business, operations and results of operations could be materially and adversely affected. If the U.S. government determines that we have not complied with applicable export regulations with respect to products that we sell outside the U.S., we may face civil or criminal penalties in the form of fines or other punishment.

Export control laws may also inhibit the free interchange of technical discussions among our employees. Absent license authorization from the appropriate agency, technologies related to our military or dual-use products cannot be discussed with our foreign national employees who are not permanent residents, nor with our foreign subsidiaries. Licensing requirements may delay product development and other engineering or sales activities.

Our ability to protect our patents and other proprietary rights is uncertain, exposing us to the possible loss of a competitive advantage.

We have filed for patents and will continue to file patent applications. If a particular patent is not granted or we are unable to successfully prosecute a patent application, the value of the invention described in the patent would be diminished.

Furthermore, even if these patents are granted, they may be difficult to enforce. Efforts to enforce our patent rights could be expensive, distracting for management, unsuccessful, cause our patents to be invalidated and frustrate commercialization of products. In addition, even if patents are issued and are enforceable, competitors may independently develop similar, superior or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus, the patents held by or licensed to us may not afford us any meaningful competitive advantage.

Our inability to maintain our licenses and our intellectual property rights could have a material adverse effect on our business, financial condition and ability to implement our business plan. If we are unable to derive value from our licensed or owned intellectual property, our operations and results of operations could be materially and adversely affected.

The U.S. government’s right to use technology developed by us limits our intellectual property rights.

We seek to protect the competitive benefits we derive from our patents, proprietary information and other intellectual property. However, we do not have the right to prohibit the U.S. government from using certain technologies developed by us or to prohibit third-party companies, including our competitors, from using those technologies in providing products and services to the U.S. government. The U.S. government has the right to royalty-free use of technologies that we have developed under U.S. government contracts. We are free to commercially exploit those government-funded technologies and may assert our intellectual property rights to seek to block other non-government users thereof, but we may not successfully do so.

Our business may increasingly depend upon obtaining and maintaining required security clearances.

We may bid for U.S. government contracts that require our employees to maintain various levels of security clearances and require us to maintain certain facility security clearances in compliance with Department of Defense and other government requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances, or if our employees who hold security clearances stop working for us, we may face delays in fulfilling contracts, or be unable to fulfill or secure new contracts, with any customer involved in classified work. Any breach of security for which we are responsible could seriously harm our business, damage our reputation and make us ineligible to work on any classified programs.

We may divest assets to reflect changes in our strategy.

We have begun divesting businesses and assets which we have determined no longer fit our strategy. For example, we sold an equity interest in a business in December 2007 to redirect our efforts away from the development of early-stage nanotechnologies. We may undertake divestiture transactions when we believe there is a financial or strategic benefit to us in doing so. Such divestitures, should they occur, may result in losses. There may also be costs and liabilities that we incur or retain in connection with these divestitures. We may be unable to successfully divest non-strategic assets and, if we incorrectly evaluate the strategic fit and valuation of divested businesses or assets, we may forego opportunities that would otherwise have benefited our business.

A number of factors may cause our consolidated operating results to fluctuate on a quarterly or annual basis, which may make it difficult to predict our future operating results.

We expect our consolidated revenues and expenses to fluctuate, making it difficult to predict our future operating results. Factors that could cause our operating results to fluctuate include:

•	demand in the markets that we serve;

•	our ability to define, design and release new products that meet customer needs, and to do so quickly and cost effectively;

•	market acceptance of new and enhanced versions of our products;

•	the forecasting, scheduling, rescheduling or cancellation of orders by our customers;

•	the timing, performance and pricing of new product introductions by our competitors;

•	variations in the performance of our businesses;

•	the timing and availability of adequate manufacturing capacity from our manufacturing suppliers;

•	our ability to forecast demand in the markets that we serve;

•	the mix of products that we sell;

•	the length of our sales cycles;

•	the lack of backlog of orders for our products;

•	general economic conditions in the countries where we operate or our products are used; and

•	changes in exchange rates, interest rates and tax rates.

Any of the above factors, many of which are beyond our control, could significantly harm our business and results of operations. The results of a prior quarter or annual period should not be relied upon as an indicator of future operating performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any interest in real property. We lease 3,569 square feet of general office space at our principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010. Management believes that the office space is adequate for our current needs. On February 1, 2007, we subleased some of this office space to an affiliate of a director of the Company, Lee Cole. The sublease had a term from February 1, 2007 through January 2008 and required monthly rental payments of $8,000. The sublease has been extended on a month-to-month basis.

Our directly owned subsidiary, Owlstone Nanotech, Inc., leases office facilities at Park 80 West Plaza 2, Saddle Brook, New Jersey, for monthly rent of approximately $2,000. The lease is on a month-to-month basis, and either party can terminate at any time with a 30-day notification. The office is utilized as an executive office for Owlstone.

Our indirectly owned subsidiary, Owlstone Limited, has three leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All three leases are on a month-to-month basis, and either party can terminate at any time with a 30-day notification. The following is a breakdown of the three leases and their other terms:

•	Unit 17 - 1,280 square feet and monthly rent payments of approximately $8,800 (GBP £4,500), which commenced on October 13, 2006;
•	Unit 33 - 1,280 square feet and monthly rent payments of approximately $7,700 (GBP £3,950), which commenced on February 14, 2005; and
•	Unit 47 - 205 square feet and monthly rent payments of approximately $1,500 (GBP £786), which commenced on January 13, 2006.

 ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened litigation against us that we expect will have a material adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000. At the meeting, 19,605,132 shares were present, or represented by proxy, which represented 53% of the Company’s shares outstanding as of the record date for the meeting. The vote was 18,664,897 for the amendment, 740,635 against the amendment and 199,600 abstentions and broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the over-the-counter market and is quoted on the NASD Electronic Bulletin Board under the symbol “AVNA.” The high and low bid information for each quarter for the years ending December 31, 2006 and 2007, as quoted on the NASD Electronic Bulletin Board, are as follows:

Quarter	High Bid	Low Bid

First Quarter 2006	$2.23	$1.31
Second Quarter 2006	$2.00	$0.95
Third Quarter 2006	$1.20	$0.62
Fourth Quarter 2006	$0.89	$0.57

First Quarter 2007	$0.82	$0.41
Second Quarter 2007	$0.52	$0.25
Third Quarter 2007	$0.40	$0.20
Fourth Quarter 2007	$0.38	$0.20

The quotations above reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not reflect actual transactions.

Holders

As of March 24, 2008, an aggregate of 36,595,686 shares of our common stock were issued and outstanding and were owned by approximately 2,554 holders of record, based on information provided by our transfer agent.

Dividends

We have never paid dividends on our common stock and do not anticipate that we will do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

We have historically been a leading provider of financing and support services to drive the commercialization of nanotechnology related products for homeland security and display technologies. Our historical business model sought to identify patent-pending and proprietary nanotechnologies and fund the additional patent development of such nanotechnologies in exchange for the exclusive rights to commercialize any resulting products. Our portfolios of nanotechnologies have been grouped into two categories of products: Displays and Homeland Security. The Display product category includes the operations of our subsidiary Advance Display Technologies plc (listed on the PLUS-quoted market in London under the ticker symbol “ADTP”) and its direct and indirect subsidiaries. The Homeland Security product category includes the operations of our subsidiaries Advance Homeland Security plc, Advance Nanotech Ltd., Advance Nanotech Singapore Pte. Ltd, and Owlstone Nanotech, Inc., and their respective direct and indirect subsidiaries.

We have historically been dedicated to the identification, development and successful commercialization of new and disruptive nano-enabled products. We had intended to create value by reducing the cost of commercializing nano-enabled based products. By partnering with universities and leveraging the infrastructure and multi-disciplinary human resources of our university partners, we sought to reduce our cost base otherwise associated with nano-enabled products. After prototypes were proven within the lab and we had developed a product roadmap and business plan, we sought to incorporate the formation of majority-owned subsidiaries around the specific technology. We intended to return value to our stockholders through the sale or licensing of the technology, by securing additional financing for the subsidiary from either the venture capital community or the capital markets, or by successfully executing our business plan and consolidating our income as the majority stockholder of the subsidiary.

In December 2007, we decided to revise our strategy and to focus our efforts, principally, on the commercialization of our chemical detection technology. Henceforth, we have determined to progressively divest ourselves of our other technologies and their respective subsidiaries. We will, thereafter, become an operational business centered upon our Owlstone Nanotech, Inc. subsidiary and the ongoing commercialization of the products therein.

Plan of Operations

For the year ended December 31, 2006 and until early December 2007, our strategy had been to leverage technology which was developed at universities. We sought to benefit from work done at those universities by establishing majority-owned subsidiaries to commercialize the most promising technologies. Although likely to produce prototypes and develop manufacturing processes, it was not necessarily the intention for us to ultimately manufacture the products developed. We had two main ways to potentially generate more product sales revenue:

•	license the processes and products to a third party for a royalty or other payment. By licensing, we would not have to commit resources to build a sales or a production infrastructure; and

•
retain the rights but contract with a third party for production. The Company might then be able to sell the finished products. This approach required either the establishment of a sales and distribution network or collaboration with a supplier who has an established sales and distribution network.

The decision as to which approach to take was to have been dictated by which approach would, in the opinion of management, generate the highest return for us. It had been intended that this approach may have had to vary from product to product.

The following table summarizes our portfolio technologies as of December 31, 2007:

TECHNOLOGY	PORTFOLIO COUNT	% OWNERSHIP	R&D FUNDING as of 12/31/2007	PROJECT DESCRIPTION	DEVELOPMENT PHASE	DIVISION

Centre for Advanced Photonics & Electronics (CAPE)			$1,372,863
1 EPI CNT	1 &	100.00%		Chirality control of nanotubes by epitaxial growth on solid catalysts	Research Technologies	Displays
2 BI-MAT	2 &	100.00%		Integrated low cost and disposable sensors and sensor arrays	Research Technologies	Homeland Security

(CAPE partner projects with Dow Corning Ltd., ALPS Electric Company Ltd., and Marconi Communications Ltd.)
1 HIMO	3 * &	25.00%		High mobility oxides	Research Technologies	Displays
2 NOTICE	4 * &	25.00%		Next generation communications infrastructure for broadband	Research Technologies	Homeland Security
3 ANTS	5 * &	25.00%		Artificial nanoscale threshold switching in phase-change materials	Research Technologies	Homeland Security
4 ROMP	6 * &	25.00%		Reconfigurable optical modes in plastic fibers and waveguides	Research Technologies	Homeland Security
5 RANTED	7 * &	33.00%		Re-orientable aligned carbon nanotube devices	Research Technologies	Homeland Security

Cambridge Nanotechnology Limited (University of Cambridge)			$2,813,058
1 Cambridge Nanotechnology	8 ^	100.00%		Indium tin oxide replacement	Emerging Technology	Displays
2 Ultratubes (formerly known as NanoOptics)	9 + &	100.00%		Nanotubes for ultra-fast optical components	Emerging Technology	Displays
3 Nano Photonics	10 ^	100.00%		Liquid crystal structures over nanotube array	Emerging Technology	Displays
4 Nano Devices I	11 ^	100.00%		Silicon nanowires for optical applications	Emerging Technology	Homeland Security
5 Nano Devices II	12 ^	100.00%		Silicon nanowires for high mobility transistors	Emerging Technology	Homeland Security
6 Osputt (formerly known as Inovus Materials)	13 + &	100.00%		Carbon nanotube/liquid crystal mixtures	Emerging Technology	Displays
7 Exiguus Technologies	14 ^	100.00%		Silicon nanowires conductivity enhancers in organic conductors	Research Technologies	Displays

Owlstone Nanotech, Inc.	16	58.68%	$5,511,519	FAIMS chemical sensor	At Market	Homeland Security

Bio-Nano Sensium Technologies Limited	17 @	55.00%	$1,560,591	Low-power processing and wireless communication for bio-sensors	Near to Market	Homeland Security

TECHNOLOGY	PORTFOLIO COUNT	% OWNERSHIP	R&D FUNDING as of 12/31/2007	PROJECT DESCRIPTION	DEVELOPMENT PHASE	DIVISION

NanoFED Limited (University of Bristol)			$1,522,547
1 Nano FED	18 &	100.00%		Lithiated microdiamond emitter for displays	Near to Market	Displays
2 Nano Light	19 &	100.00%		Zinc oxide nanorods for enhancement of phosphors	Emerging Technology	Displays

Nano Solutions Limited (Imperial College, London)			$3,230,056
1 Advanced Proteomics	20 #	75.00%		Engineered nanoparticles for proteomics	Emerging Technology	Homeland Security
2 Intelligent Biosensors I	21 #	75.00%		Nano-powered sensors for new therapies in epilepsy	Emerging Technology	Homeland Security
3 Intelligent Biosensors II	22 #	75.00%		Implantable nerve cuff for monitoring the vagus nerve for epilepsy	Emerging Technology	Homeland Security
4 NanoVindex	23 #	75.00%		Nanoparticle-hydrogel composites for drug delivery	Emerging Technology	Homeland Security
5 Nano Diagnostics	24 #	75.00%		Detection of hemorrhagic stroke using wideband microwaves	Emerging Technology	Homeland Security
6 Visus Nanotech	25 #	75.00%		Visual restoration by nanoparticle stimulation of retinal cells	Emerging Technology	Homeland Security
7 Econanotech	26 #	75.00%		Environmentally friendly nanocomposites	Research Technologies	Homeland Security
8 Nanocomposites	27 #	75.00%		Titanium oxide nanocomposites	Research Technologies	Homeland Security
______

*	Represents a minority interest within the portfolio

@	Represents that the research project is suspended pending further negotiation with the collaboration partner.

&
Represents that the research project phase has completed. We are in discussion with the respective University with respect to the intellectual property rights resulting from the original collaboration agreement.

#
Represents that the research project is terminated. On February 22, 2007, we and Imperial College mutually agreed to terminate and cancel the original collaboration agreement in full. We may work together with the College to form a new collaboration agreement which could include the intellectual property rights as background intellectual property for any new project started.

^	Represents that the projects have been terminated as of May 14, 2007.

+	Represents that the projects have been transferred to the CAPE collaboration agreement.

Note:	We have incurred research and development costs to date that are in addition to the above projects.

 During December 2007, we reassessed our strategy and concluded that the interests of our stockholders were best served through focusing our efforts principally on our most commercialized technology, namely those products developed by Owlstone. Owlstone has developed a chemical detector that has been incorporated into its lead product named Lonestar, which is currently being used in the marketplace. This product was launched in July 2007 and has a growing customer base. Our revised plan of operations includes a strategic mixture of selling completely integrated products and supplying component parts to original equipment manufacturers.

We intend to both partner with market leaders to integrate our technologies into existing commercial applications and partner with contract manufacturers to bring our products direct to market, as is the case with our Lonestar product. We believe that this dual strategy positions us to best achieve the potential for our technologies in the most effective and time-sensitive manner.

Initial Market Penetration

We intend to focus our immediate resources on penetrating the industrial and homeland defense markets.

Industrial Market

The industrial market consists of those companies that engage in manufacturing products and who have a need to either detect chemicals to ensure the integrity of their manufacturing process or to protect their employees in the workplace. We believe that the industrial market is more readily penetrable due to existing commercial acceptance of the use of chemical sensors and the relatively simple technological challenges in detecting the presence of chemicals. Our technology has already proven to be effective in the detection of specific analytes required by industrial partners. The initial opportunity for our chemical sensors exists in two specific sub-markets of the industrial market: process control and health and safety.

For the process control market, our products provide detection-based process control sensors providing continuous information on chemical presence and composition. Our Lonestar product was principally designed to serve this particular need. The sales channels for the Lonestar product include direct end users and suppliers of process control devices and systems. We are actively targeting customers in pharmaceutical, food/beverage, health and beauty, and petrochemical markets initially, based on current partnerships and interest from companies within these markets.

Health and safety detection systems are intended to protect personnel occupying industrial facilities from hazardous chemicals. Our technology has been shown to be able to simultaneously detect multiple gases, as well as detect and identify the presence of specific chemical substances. We intend to provide our sensor as a component of the finished product using our current industrial partners, along with new partnerships that we cultivate after considering the potential partner’s size, distribution capabilities and projected sales volume.

Homeland Defense

Our sensor technology was specifically designed to meet the needs of homeland defense applications. To date, the homeland defense market has been limited to aging technologies that are not well-suited for their current applications. In many cases, laboratory-based platforms have been deployed as solutions in the battlefield. The market dynamics for homeland defense include large amounts of capital for funding, a relatively low bar set by existing systems, and a strong desire for new solutions to combat existing and future problems. While we are projecting a longer timeframe for initial product roll-out in the homeland defense market compared to the industrial market, the milestones achieved in both industrial sensor and product development will be applicable to the development of homeland defense solutions and may result in a faster time to market. Our development roadmap for the homeland defense market includes both product development through contract manufacturers and supplying components with established homeland defense suppliers.

This strategy supports two primary objectives. First, it allows us to rapidly gain commercial acceptance and application of our technologies in the shortest timeframe possible through fast penetration of the industrial segment. Second, it provides the ability for Owlstone to demonstrate the innovative nature of its technologies through product applications that will be designed for the homeland defense markets, thereby enhancing its ability to obtain government funding.

Partnerships

We evaluate potential partnerships on a continuous basis. We undertake a vigorous due diligence process before signing on with a partner to develop or integrate our technologies, including the evaluation of criteria such as partner size, distribution capabilities, volume of products sold and manufactured, probability of successful detection, and reputation. Once a partnership is established, we staff a senior member of our team to lead the partnership, including management of the testing process and resultant product development.

We track the development of our partnerships through three key phases:

Phase A - Identification/Engagement. In Phase A, the purpose is to identify and engage high-value opportunities and partnerships. This is achieved through intense internal and external market research, preparation of a proprietary company intelligence report, creation of an opportunity matrix and initial engagement of a partner specific to a chemical sensing need.

Phase B - Opportunity Evaluation Agreement. In Phase B, we and the partner enter into an opportunity evaluation agreement. Under this agreement, basic feasibility trials are conducted whereby the technology is tested for initial proof-of-concept in detection of the required chemical substance.

Phase C - Field Trials. In Phase C, the technology moves out of the lab and into advanced feasibility trials in real world deployment scenarios.

Upon completion of the above phases, we establish a further relationship with the partner. The nature and structure of that relationship is determined at the time it is established and may include exclusive or non-exclusive licenses, distribution rights, or component-based supply agreements.

Sales and Marketing Strategy

Our marketing strategy will be driven by two initial objectives: brand awareness and opportunity generation. We anticipate that our sales and marketing effort will be tiered to be consistent with our business strategy. Initially, this will include two distinct efforts to support the industrial and homeland defense markets.

The industrial market is broken into two major opportunities: health and safety and process control. Health and safety is based on a component supply partnership model pursuant to which we intend to partner with organizations to provide end-product and sales distribution into the health and safety markets. This model will not require the development of a direct sales and marketing staff. We are currently pursuing process control opportunities directly with the Lonestar product line that we are actively marketing.

Homeland defense will primarily utilize a direct sales channel to end-customers. Fundamental to this approach is the fact that many of the opportunities within homeland defense are large centralized procurements where access and management can be achieved through a lean direct sales channel. A contract sales network consisting of distributors and resellers is anticipated to be established for distribution into geographically-based territories. In addition, we anticipate selling into markets for specific applications of our products, which are more difficult to access and have more challenging staffing requirements.

Liquidity and Capital Resources

Cash Flows

Our operations have not historically generated positive cash flow. We do not expect that our business activities will begin to generate significant positive cash flows before the fourth quarter of 2008. We currently expect that our capital requirements for the next twelve months will be financed in part through the following:

•	cash on hand, which was $1,867,626 as of December 31, 2007, plus the gross proceeds of $2,393,000 released from escrow in February, 2007 in connection with a December 2007 private placement.;

•	issuances of up to $3,000,000 of additional debt and/or equity; and

•	once they are generated, cash flows from our operations.

Sources of Cash

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows us to pledge a broad range of eligible assets and accounts in various combinations to maximize our borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to us under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure a loan under this facility could force the sale of the underlying collateral. As of December 31, 2007, we had not used this facility. As of December 31, 2007, we maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. We may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At December 31, 2007, we had $47 of credit available under this agreement.

On November 6, 2006, our subsidiary, Advance Display Technologies plc, or ADT, entered into a conditional Facility Agreement with NAB Ventures Limited, or NAB. We entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB has agreed to provide us one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately $7 million (GBP £3.5 million) subject to the terms and conditions set forth in the agreement. As of December 31, 2007, we had $334,001 outstanding under the agreement. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon will also bear additional interest at a default rate of 1.5% per month, or 18.0% annum. We may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between us and NAB upon a budget. There are no financial covenants under this agreement. As an inducement to provide the facility under the agreement, NAB received 1,875,000 of ordinary shares of ADT and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted market, or approximately $1.00 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the agreement, NAB also owns 950,000 shares, or 2.7%, of our outstanding common stock. The NAB credit facility has resulted in our recording deferred financing costs, of which $1,603,238 were unamortized as of December 31, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the 37-month life of the NAB credit facility and will be fully expensed on December 31, 2009.

Debt Obligations

In December 2007, the Company entered into subscription agreements (the “Subscription Agreements”) with selected institutional and accredited investors (the “Investors”) regarding the private placement of up to a maximum of $8,800,000 principal amount of 8% Senior Secured Convertible Notes (the “Notes”). Each Investor who subscribed to the Notes received 50% warrant coverage at $0.30 per share as common stock warrants (the “Warrants”). The private placement was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the transaction complied with the requirements of Rule 506 of Regulation D promulgated under the Securities Act of 1933.

In connection with the transactions contemplated by the Subscription Agreements, the Company received gross proceeds of an aggregate of $6,700,000. However, because the Company did not have a sufficient number of authorized shares of its common stock, par value $0.001 par value per share (the “Common Stock”) to allow for conversion of the Notes, and exercise of the Warrants, representing the total amount of proceeds received, the Company issued Notes and Warrants for only that portion of the total proceeds that was allowed given the current capital structure of the Company. As a result, the Company issued Notes in December 2007 with an aggregate principal amount of $3,953,000 and Warrants convertible into 7,906,000 shares of Common Stock. The remainder of the proceeds received during the private placement was placed in escrow pending amendment of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock from 75,000,000 to 200,000,000. Upon obtaining approval of the Charter Amendment by the stockholders, on February 15, 2008, the Company issued additional Notes with an aggregate principal amount of $2,747,000 and Warrants convertible into 5,494,000 shares of Common Stock.

The Notes mature in December 2010, three years after their date of issuance, and are convertible into shares of the Company’s Common Stock, at a price of $0.25 per share. The Notes constitute senior indebtedness of the Company and provide that no other indebtedness of the Company (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) shall be incurred without the consent of the note holders. The Warrants are exercisable into shares of Common Stock until December 2012, five years after their date of issuance, at a price of $0.30 per share. The Notes and the Warrants each have anti-dilution provisions that provide for conversion or exercise price adjustments under certain circumstances.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

We generated revenues of $512,350 in the year ended December 31, 2007 compared to $506,045 for the year ended December 31, 2006. Revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with instructional and set-up services provided to customers as of December 31, 2007.

Research and development costs for the year ended December 31, 2007, compared to the year ended December 31, 2006, were $2,399,979 and $6,105,311, respectively, representing a decrease of $3,705,332, or 60.7%. This decrease is attributable to the cancellation or suspension of a significant portion of our project portfolio. Research and development costs include costs associated with the projects as shown in the table below.
Project	2007	2006	Change From Prior Year
Owlstone Nanotech, Inc. (1)	$2,252,022	$1,626,886	$625,136
NanoFED Ltd (2)	—	737,180	(737,180)
Bio-Nano Sensium Technologies Ltd (1)	—	—	—
Cambridge Nanotechnology Ltd (3)	—	952,476	(952,476)
Nano Solutions Ltd (4)	—	1,746,367	(1,746,367)
Centre of Advanced Photonics & Electronics (5)	—	914,091	(914,091)
Advance Nanotech (6)	147,957	128,311	19,646
Total	$2,399,979	$6,105,311	$(3,705,332)

(1)	Developing three nanotechnologies
(2)	Developing two nanotechnologies
(3)	Developing seven nanotechnologies
(4)	Developing five nanotechnologies
(5)
Developing six nanotechnologies, one of which was exclusively funded by us and five of which were funded by us in partnerships with Dow Corning Limited, Alps Electric Company and Ericsson Marconi Corporation.

(6)	Management expenses related to projects

Our Singular ID technology was not included in the table above because our minority interest in the entity owning the technology was accounted for using the cost method. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte Ltd. for $1.19 million.

General and administrative expenses for the year ended December 31, 2007 and for the year ended December 31, 2006 were $7,615,276 and $13,356,539, respectively, representing a decrease of $5,741,263, or 42.9%. The decrease in general and administrative expenses for the year was a result of:

•	a decrease in consulting, marketing and legal expenses of approximately $2 million dollars;
•	a decrease in non-cash expenses related to our 2005 Equity Incentive Plan being fully issued of approximately $2.2 million;
•	an increase in payroll and employee related expenses driven by additional headcount at Owlstone of approximately $1 million;
•	an increase in banking and lending costs of approximately $754,000 relating to the NAB Ventures Credit Facility;
•	a decrease in travel expenses of approximately $240,000 due to reduction in personnel;
•	decreases in rent, office expenses, VAT taxes and other administrative expenses.

Interest and other income for the year ended December 31, 2007 and for the year ended December 31, 2006 was $2,643,714 and $151,412, respectively, representing an increase of $2,492,302 from 2006. The increase in other income of $2,620,618 resulted from the Company’s forgiveness of previously incurred accounts payable for Research and Development programs that were canceled with our collaboration partners. Interest Income decreased by $128,316 from 2006. This decrease was a result of our decreasing cash and cash equivalents maintained in our short-term money market account, which was invested as a result of the net proceeds raised in the 2005 private placements. Cash decreased as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The Company has generated revenues of $506,045 in the year ended December 31, 2006. Revenues generated were a direct result of our subsidiary, Owlstone, shipping their Tourist Products and Vapor Generators along with instructional and set-up services provided to customers as of December 31, 2006. We did not generate any revenue in 2005.

Research and development costs for the year ended December 31, 2006, compared to the year ended December 31, 2005, were $6,105,311 and $6,898,247, respectively, representing a decrease of $792,936, or 11.5%. Research and development costs include costs associated with the projects are shown in the table below.

Project	2006	2005	Change From Prior Year
Owlstone Nanotech, Inc. (1)	$1,626,886	$897,204	$729,682
NanoFED Ltd (2)	737,180	639,138	98,042
Bio-Nano Sensium Technologies Ltd (1)	—	1,560,591	(1,560,591)
Cambridge Nanotechnology Ltd (3)	952,476	1,860,582	(908,106)
Nano Solutions Ltd (4)	1,746,367	1,483,688	262,679
Centre of Advanced Photonics & Electronics (5)	914,091	457,044	457,047
Advance Nanotech Ltd (6)	128,311	—	128,311
Total	$6,105,311	$6,898,247	$792,936

(1)	Developing one nanotechnology
(2)	Developing two nanotechnologies
(3)	Developing seven nanotechnologies
(4)	Developing five nanotechnologies
(5)
Developing six nanotechnologies, one of which was exclusively funded by us and five of which were funded by us in partnerships with Dow Corning Limited, Alps Electric Company and Ericsson Marconi Corporation.

(6)	Management expenses related to projects

Our Singular ID technology was not included in the table above because our minority interest in the entity owning the technology was accounted for using the cost method.

Research and development costs have decreased as a result of our entering the straight-line quarterly payment phase of the collaboration agreements with the universities, compared to the initial one-time project start-up costs and miscellaneous overhead costs expensed in 2005. Other decreases are due to renegotiations currently taking place on the Bio-Nano Sensium Technologies and Imperial College projects. As of December 31, 2006, we were discussing revisions to these agreements with our partners and, therefore, had halted some funding in 2006.

General and administrative expenses for the year ended December 31, 2006 and for the year ended December 31, 2005 were $13,356,539 and $8,105,496, respectively, representing an increase of $5,251,043, or 64.8%. The increase in general and administrative expenses for the year was a result of:

•	increases in consulting, marketing and legal expenses;
•	an increase in non-cash expenses related to our 2005 Equity Incentive Plan;
•	an increase in payroll and employee related expenses due to the growth in employee headcount;
•	an increase in travel expenses related to ongoing project reviews and assessments and financing activities; and
•	an increase in office rents and administrative expenses.

Interest income for the year ended December 31, 2006 and for the year ended December 31, 2005 was $151,412 and $222,661, respectively, representing a decrease of $71,249 from 2005. The reduction in interest income was a result of our decreasing cash and cash equivalents maintained in our short-term money market account, which was invested as a result of the net proceeds raised in the 2005 private placements. Cash was decreasing as a result of needing to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

ITEM 7A. QUANITITATIVE AND QUALITATIVE DISLCOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements, along with the notes thereto and the report of the Company's independent registered public accounting firm thereon, required to be filed in response to this Item 8 begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)    Evaluation of disclosure controls and procedures

As of December 31, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Mendoza Berger & Company LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our CEO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

(b)    Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In performing the assessment, management has identified the following control deficiency that we have concluded is a material weakness in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2007.

•	Ineffective controls over the accounting and oversight of our majority owned subsidiary Owlstone Limited.

Our management made multiple changes to improve our internal control over financial reporting throughout the organization in 2007; however, one of our majority owned subsidiaries did not complete an integration to a new consolidated accounting system as planned for 2007. One key change for the Company going forward will be the design and implementation of internal controls over the accounting and oversight of our majority owned subsidiary Owlstone Limited, including enhanced accounting systems, processes, policies and procedures that continue past December 31, 2007 and were initially applied in the preparation of our 2007 consolidated financial statements. In connection with the initial operation of these controls, we identified and recorded a number of adjustments to our 2007 consolidated financial statements and related disclosures, prior to including them in this report.

As a result of the material weakness described above, management has concluded that, as of December 31, 2007, our system of internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)    Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, we identified a material weakness with the accounting of our majority owned subsidiary and with the internal controls associated with oversight of this subsidiary. We intend to further develop and re-design controls over Owlstone Limited throughout the first quarter and beyond in 2008 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls. During the period from inception (August 17, 2004) to December 31, 2007, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Our directors and executive officers as of March 24, 2008, are as follows:

Name	Age	Principal Occupation
Magnus R. E. Gittins (1)	28	President and Executive Chairman of the Board
Antonio Goncalves, Jr. (2)	33	Chief Executive Officer
Thomas Finn	41	Chief Financial Officer and Secretary
Lee J. Cole	47	Director
Peter Rugg	60	Director
Virgil E. Wenger	77	Director
Joseph Peters	50	Director
Douglas Zorn	57	Director

(1) On March 14, 2008 the Company received notice from Magnus Gittins, the President and Executive Chairman of the Company that he intends to terminate his employment relationship with the Company one hundred and eighty (180) days from the date of such notice, pursuant to the terms of his Amended and Restated Employment Agreement with the Company dated August 13, 2007.

(2) On March 15, 2008, the Company received notice from Antonio Goncalves Jr., the Chief Executive Officer of the Company that he intends to terminate his employment relationship with the Company one hundred and eighty (180) days from the date of such notice, pursuant to the terms of his Amended and Restated Employment Agreement with the Company dated August 13, 2007.

Magnus R. E. Gittins, Executive Chairman and Chairman of the Board

    Mr. Gittins began serving as our President and Executive Chairman of the Board in May 2006. Mr. Gittins had been our Chief Executive Officer from October 2004 until November 2006, having co-founded us in 2004. Mr. Gittins serves as Chief Executive Officer of Advance Display Technologies plc, a UK public company, since August 2006 and Chief Executive Officer of Advance Nanotech Limited, a UK corporation, since its inception in 2003. Mr. Gittins is a Director of First London Securities Plc Since June 13, 2007. Mr. Gittins was the President and CEO of our predecessor Delaware corporation from its inception in August 2004. Prior to our founding, Mr. Gittins was the Chief Technology Officer of a European-focused, technology venture-capital fund from 1998 to 2000. From 2000 to 2002, Mr. Gittins was a partner with Sterling FCS, a technology consultancy. Mr. Gittins holds a BA (Honours) from the University of Cambridge, UK.

Antonio Goncalves, Jr., Chief Executive Officer

Mr. Goncalves joined us as Chief Operating Officer in August 2006. Mr. Goncalves was appointed interim Chief Executive Officer in November 2006. Prior to joining us, Mr. Goncalves held several leadership positions with Purdue Pharmaceutical L.P., a privately held pharmaceutical company, and its independent associated companies from March 2001 to August 2006. Most recently, he served as associate director of finance where he directed the risk management and insurance functions for the company, acted as the financial lead for several segments of the company, and had responsibilities in the cash management and treasury functions. Mr. Goncalves also previously held the position of associate director of corporate audit where he directed internal audit functions, provided business consulting services and identified risk, exposures and opportunities for improvement within the company. Prior to Purdue Pharmaceutical L.P., Mr. Goncalves was the senior manager of worldwide corporate audit for DaimlerChrylser AG from 1998 to 2001. He previously held several positions with People’s Bank from 1992 to 1998 including controller of People’s Capital and Leasing and internal audit roles. Mr. Goncalves received a Bachelor of Science degree in accounting from Sacred Heart University and is a Certified Business Manager (CBM).

Thomas P. Finn, Chief Financial Officer

Thomas Finn has served as our Chief Financial Officer since October 2005, having joined us in February 2005 as our Financial Controller. Prior to joining us, Mr. Finn worked for Purdue Pharmaceutical L.P. and its independent associated companies in various capacities but most recently as an internal auditor from January 2004 to February 2005. Mr. Finn worked as an independent consultant, from May 2000 to January 2004, as interim CFO and controller and auditor for various start-up companies where he has always focused on improving controls and procedures. Mr. Finn also worked for over six years with IBM Corporation until May 2000. Mr. Finn holds a Bachelor of Business Administration in Finance from the University of Massachusetts at Amherst and a Masters of Business Administration in International Business from the Helsinki School of Economics in Helsinki, Finland.

Lee J. Cole, Director

Mr. Cole has served as a director since October 2005 and formerly served as Chairman of the Board from October 2004 to April 2006. Mr. Cole is the Chairman of Gardant Pharmaceuticals, Inc., an OTC-traded pharmaceutical development organization, and has served in that position since September 2004. Since 1998, Mr. Cole has been a principal with Tech Capital Group, a technology consulting and investment firm that has investments in private and public information and healthcare technology companies. Mr. Cole is also a director since June 2004 of Enhance Biotech, Inc., an OTC-traded developer of lifestyle drug pharmaceuticals, a director since November 2002 of Neuro Bioscience, Inc., an OTC-traded biopharmaceutical developer focusing on diseases and disorders affecting the central nervous system, and a director since December 2002 of Electronic Game Card, Inc., an OTC-traded developer and designer of gaming devices, and is currently the interim Chief Executive Officer of Electronic Game Card, Inc.

Peter Rugg, Director
Mr. Rugg has served as our director since October 2005. Mr. Rugg, a Senior Partner of Tatum, LLC, an executive services firm, has been employed as a partner of that firm for the last three years and has been with Tatum, LLC for over five years. Mr. Rugg has more than 30 years of diversified business experience with special competence in capital structure, and creative financing alternatives and general management of small and medium sized companies. At Tatum, Mr. Rugg managed public company financial reporting, investor relations, tax compliance and audit, budget and planning, and information technology systems, HR, operations, and business development.

Virgil E. Wenger, Director

Mr. Wenger has served as our director since October 2005. Mr. Wenger, a CPA and former partner in Ernst & Young LLP, retired in 1990 after a 37-year career with Ernst & Young LLP and Arthur Young & Company. Since 1990, Mr. Wenger has continued his business activities as an independent consultant and financial advisor. Since 1992, Mr. Wenger has served as a Trustee of the Pittsburgh & West Virginia Railroad, an American Stock Exchange listed company. Since 2003, Mr. Wenger has served as a director of Enhanced Technology Financial Services, Inc., a provider of information about loans, and as Chief Financial Officer of Shareholder Intelligence Services, LLC, a provider to companies of consolidated information about their shareholders. Mr. Wenger is the father-in-law of our CFO and Secretary, Thomas P. Finn.

Joseph Peters, Director

Mr. Peters has served as our director since January 22, 2008. Mr. Peters served President George W. Bush as the Assistant Deputy Director for State and Local Affairs of the White House's Drug Policy Office - commonly referred to as the Drug Czar's Office. There his duties included supervision of the country's High Intensity Drug Trafficking Area (HIDTA) Program. Mr. Peters also served as the Drug Czar's Liaison to the White House Office of Homeland Security and Governor Tom Ridge. Previously, Mr. Peters joined the Clinton White House, to direct the country's 26 HIDTAs, with an annual budget of a quarter billion dollars. Mr. Peters also represented the White House Drug Czar’s office with police, prosecutors, governors, mayors and many non-governmental organizations. Mr. Peters was named as a special organized crime prosecutor with the US Department of Justice and received its “John Marshall Award” from US Attorney General Dick Thornburg. Mr. Peters began his career as a State prosecutor when he joined the Pennsylvania Attorney General's office in 1983. He later served as a Chief Deputy Attorney General of the Organized Crime Section, and in 1989 was named the first Executive Deputy Attorney General of the newly created Drug Law Division. In that capacity, Mr. Peters oversaw the activities of 56 operational drug task forces throughout the State, involving approximately 760 local police departments with 4,500 law enforcement officers. Mr. Peters consults to national and international law enforcement organizations on narco-terrorism and related intelligence and prosecution issues. He is a member of the International Association of Chiefs of Police (IACP), where he sits on their Terrorism Committee. Mr. Peters serves as President and Director of MSGI Security Solutions, Inc (MSGI.OB) since 2004. Mr. Peters also serves on the Board of Directors of Vigicomm Inc. since 2007.

Douglas Zorn, Director

Mr. Zorn has served as our director since March 2007. Mr. Zorn is the founder of three start-up companies. Mr. Zorn is the founder and a director of US Wireless Data, Inc. (d/b/a StarVox Communications), a Voice-Over-Internet-Protocol (VoIP) communication company, where he has also served as the Chairman and President since June 2004 to the present. Mr. Zorn also founded and served as President, CEO and Chairman of Appiant Technologies, Inc., a communications software company from April 1994 to February 2003, and as COO of Monterey Telecommunications Corporation, an OEM wireless switch manufacturer from March 1992 to March 1994. Mr. Zorn also served as Vice President and CFO of Centigram Communications Corporation, a designer, manufacturer and marketer of integrated systems, from April 1985 to February 1992. Mr. Zorn is a certified public accountant who holds a Masters in Business Administration from Santa Clara University.

CORPORATE GOVERNANCE

Our Board of Directors and management are committed to responsible corporate governance to ensure that we are managed for the long-term benefit of our stockholders. To that end, our Board of Directors and management periodically review and update, as appropriate, our corporate governance policies and practices. In doing so, our Board and management review published guidelines and recommendations of institutional stockholder organizations and current best practices of similarly situated public companies. Our Board and management also regularly evaluate and, when appropriate, revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and listing standards issued by the SEC and The NASDAQ Stock Market, Inc., or NASDAQ.

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

•
A majority of the members of our Board are independent directors, as defined by NASDAQ. Our Board has determined that all of our directors are independent, other than Virgil Wenger and Magnus Gittins. Independent directors do not receive consulting, legal or other fees from us other than Board compensation.

•
All of our employees, officers and directors are subject to our Code of Business Conduct and Ethics Policy, which is available on our website at www.advancenanotech.com. The ethics policy meets the code of ethics requirements of the SEC. If any material provisions of our Code of Business Conduct and Ethics Policy are waived for our Chief Executive Officer or senior financial officers, or if any substantive changes are made to our policy as they relate to any director or executive officer, we will disclose that fact on our website within four (4) business days. In addition, any other material amendment of our Code of Business Conduct and Ethics Policy will be so disclosed.

•	Our Board’s current policy is to separate the roles of Chairman of the Board and Chief Executive Officer.

•	The Audit Committee and Governance Committee each consist entirely of independent directors.

•
The Compensation Committee consists of two non-employee directors, one of which does not meet the definition of “independent” under the rules of NASDAQ. Virgil Wenger is the father-in-law of our Chief Financial Officer, Thomas P. Finn.

•	Our Board reviews at least annually our business initiatives, capital projects and budget matters.

•	The Audit Committee reviews and approves all related-party transactions.

•
As part of our Code of Business Conduct and Ethics Policy, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. The Audit Committee receives directly, without management participation, all hotline activity reports, including complaints on accounting, internal controls and auditing matters.

Stockholder Communications with Directors

Stockholders who want to communicate with the Board or with a particular director may send a letter to the Secretary of the Company at Advance Nanotech, Inc., 600 Lexington Avenue, 29th Floor, New York, New York 10022. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

Board Meetings and Committees

Our Board consists of a majority of independent directors, consisting of Messrs. Cole, Robertson, Rugg and Zorn. Each director attended at least 75% of the meetings of the Board of Directors and Board committees on which such director served during 2007. The Board has four standing committees: an Audit Committee, a Compensation Committee, a Governance Committee and an Executive Committee. Current committee members are listed below. Each committee has a charter which is available on our website at www.advancenanotech.com.

The committee memberships of our directors as of March 24, 2008 are as follows:

		Committee Membership
Name	Director Since	Audit	Compensation	Governance	Executive
Magnus R. E. Gittins	2004				Chair
Lee J. Cole	2005	X	Chair		X
Peter Rugg	2005	Chair		Chair
Virgil E. Wenger	2005		X		X
Joseph Peters	2008
Douglas Zorn	2007	X		X

Audit Committee: The functions of the Audit Committee are to recommend selection of independent public accountants to our Board, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing with the SEC. Our Board has determined that all members of the Audit Committee are independent directors under the rules of NASDAQ. Our Board has determined that all members of the Audit Committee are financially literate, as that term is defined by NASDAQ and by applicable SEC rules, and that Doug Zorn, CPA, is an “Audit Committee Financial Expert” who is independent of management in accordance with applicable regulations. The Audit Committee currently consists of Messrs. Rugg (Chairman), Cole and Zorn. The Audit Committee met four times during 2007 and all members of the Audit Committee attended those meetings.

Compensation Committee: The Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and administers the 2005 Equity Incentive Plan as amended. All members of the Compensation Committee are (1) “non-employee directors” (within the meaning of Rule 16b-3 of the Exchange Act), and (2) “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended). None of the members of the Compensation Committee have interlocking relationships as defined by the SEC. One member of the Compensation Committee does not meet the definition of “independent” under the rules of NASDAQ. Virgil Wenger is the father-in-law of our Chief Financial Officer, Thomas P. Finn. As such, Mr. Wenger abstains from any vote or resolution specifically related to the compensation for his son-in-law. The Compensation Committee is specifically responsible for determining the compensation of the Chief Executive Officer. The Compensation Committee currently consists of Messrs. Cole (Chairman) and Wenger. The Compensation Committee met three times in 2007.

Executive Committee: The Executive Committee meets and takes action on behalf of the full Board between regularly scheduled meetings in the event that it is not practical or timely to convene a full meeting of the Board. The Executive Committee currently consists of Messrs. Gittins (Chairman), Cole and Wenger. The Executive Committee met three times during 2007.

Governance Committee: The Governance Committee is responsible for proposing a list of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. The Governance Committee currently consists of Messrs. Rugg (Chairman) and Zorn. The Governance Committee met one time in 2007.

The Governance Committee manages the process for evaluating current Board members at the time they are considered for re-nomination. After considering the appropriate skills and characteristics required on the Board, the current makeup of the Board, the results of the evaluations, and the wishes of the Board members to be re-nominated, the Governance Committee recommends to the Board whether those individuals should be re-nominated.

The Governance Committee meets at least on an annual basis and will review with the Board whether it believes the Board would benefit from adding any new member(s), and if so, the appropriate skills and characteristics required for the new member(s). If the Board determines that a new member would be beneficial, the Governance Committee solicits and receives recommendations for candidates and manages the process for evaluating candidates. All potential candidates, regardless of their source, are reviewed under the same process. The Governance Committee (or its chairman) screens the available information about the potential candidates. Based on the results of the initial screening, interviews with viable candidates are scheduled with Governance Committee members, other members of the Board and senior members of management. Upon completion of these interviews and other due diligence, the Governance Committee may recommend to the Board the election or nomination of a candidate.

Candidates for independent Board members have typically been found through recommendations from directors or others associated with the Company. Stockholders may also recommend candidates by sending the candidate’s name and resume to the Governance Committee under the provisions set forth above for communication with the Board. The deadline to submit recommendations for nominees for election to the Board at our 2008 Annual Meeting of Stockholders was October 31, 2007.

The Governance Committee has no predefined minimum criteria for selecting Board nominees, although it believes that all independent directors should share qualities such as independence; experience at the corporate, rather than divisional level, in multi-national organizations larger than us; relevant non-competitive experience; and strong communication and analytical skills. In any given search, the Governance Committee may also define particular characteristics for candidates to balance the overall skills and characteristics of the Board and the perceived needs of the Company. For example, we have previously sought a nominee with significant financial expertise and a nominee with significant relevant operating experience. The Governance Committee believes that it is necessary for at least one independent Board member to possess each of these skills. However, during any search the Governance Committee reserves the right to modify its stated search criteria for exceptional candidates.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors, executive officers and 10% stockholders, we believe that all Section 16(a) filing requirements were met during 2007 in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid for the fiscal years ended December 31, 2006 and 2007 to our Chief Executive Officer and each of the next two most highly compensated executive officers (as defined in Rule 3b-7 under the Exchange Act) serving at the end of 2007 (referred to as the named executive officers):

Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Magnus R. E. Gittins	2007	$158,144	$-	$37,779	$38,723	$-	$2,250	$198,173
Executive Chairman and	2006	$183,333	$-	$114,178	$255,613	$-	$71,320	$624,444
Chairman of the Board

Antonio Goncalves	2007	$252,083	$-	$22,433	$38,723	$-	$10,700	$285,216
Chief Executive Officer	2006	$109,145	$-	$167,127	$-	$-	$3,864	$280,136

Thomas P. Finn	2007	$240,833	$-	$52,134	$38,723	$-	$10,700	$303,667
Chief Financial Officer and Secretary	2006	$195,000	$-	$137,537	$76,684	$-	$10,700	$419,921

(1)	Per SEC rules, the salary column represents the amount of actual gross wages paid in 2006 and 2007 to the named executive officer.

(2)
The Company did not pay discretionary cash bonuses during 2006 and 2007. Any bonuses paid were performance-based and paid through our 2005 Equity Incentive Plan and included in the “Stock Awards” column.

(3)
For 2007, reflects awards of our common stock on May 17, 2007 to Messrs. Gittins, Goncalves and Finn who received 104,941, 62,313 and 144,817 stock awards, respectively. Each stock award is reflected as the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” Under the terms of the 2005 Equity Incentive Plan, which was implemented on December 30, 2005, 3,000,000 shares of common stock were reserved for issuance upon stock awards and stock options to be granted. The 2005 Equity Incentive Plan is a non-qualified plan and will expire on December 22, 2010, but options may remain outstanding past this date. The Board authorizes the grant of options to purchase stock as well as the grant of shares of stock under this plan. Grants cancelled or forfeited are available for future grants. The amounts shown above reflect the value of the stock award based on the grant date fair value of the stock expensed at the time of the appropriate service period during the year. In addition, Messrs. Gittins, Goncalves and Finn were each awarded 650,000 shares of restricted common stock to be vested quarterly, pro rata, over two years commencing on August 13, 2007. These shares have not yet been issued because a sufficient number of authorized shares are not available under the 2005 Equity Incentive Plan.

For 2006, each named executive officer received stock awards as follows as accounted for in the financial statements for fiscal year end December 31, 2007:
Name	Grant Date April 13, 2006		Grant Date July 31, 2006			Grant Date November 28, 2006			Grant Date January 23, 2007		Totals for 2006
	Grant Date Fair Value Per Share	Shares Received	Grant Date Fair Value Per Share	Shares Received		Grant Date Fair Value Per Share	Shares Received		Grant Date Fair Value Per Share	Shares Received	Total Fair Value of Stock Awards	Total Shares Received
Magnus R. E. Gittins	$1.84	16,652	$0.84	20,021		$0.84	45,375	(b)	$0.71	40,290	$114,178	122,238
Antonio Goncalves	-	-	-	-		$0.84	20,173		$0.71	211,523	$167,127	231,696
Thomas P. Finn	$1.84	12,489	$0.84	39,422	(a)	$0.84	71,419	(c)	$0.71	30,218	$137,537	153,548

(a)	Of the total shares received, 24,406 shares represented a performance based bonus.
(b)	Of the total shares received, 9,064 shares represented a performance based bonus.
(c)	Of the total shares received, 44,186 shares represented a performance based bonus.

(4)
The values shown reflect the dollar amounts relating to option awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2006 and 2007, as applicable, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2006 are included in Note I to our audited financial statements for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the SEC on March 30, 2007.

For 2007, these values include amounts from options awarded on August 13, 2007; however, these options have not yet been issued because a sufficient number of authorized shares are not available under the 2005 Equity Incentive Plan. Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2007 are included in Note I to our audited financial statements for the fiscal year ended December 31, 2007.

(5)	The Company did not pay any cash bonuses in 2006 or 2007.

(6)	All Other Compensation consists of commuting allowance, gross-up for payment of taxes and housing allowance as follows:

Name	Commuting Allowance ($)	Housing Allowance ($)	Gross-up for taxes ($)	Total Other Compensation ($)
Magnus R. E. Gittins
2007	$2,250	$-	$-	$2,250
2006	$-	$44,400	$26,920	$71,320
Antonio Goncalves
2007	$6,000	$-	$4,700	$10,700
2006	$2,167	$-	$1,697	$3,864
Thomas P. Finn
2007	$6,000	$-	$4,700	$10,700
2006	$6,000	$-	$4,700	$10,700

    Each of the above named executive officers entered into Amended and Restated Employment Agreements with the Company on August 13, 2007. The terms of their agreements are identical except as described herein. The base salary for Mr. Gittins is $270,000 per annum; Mr. Goncalves’ base salary is $260,000; and Mr. Finn’s base salary is $250,000. The initial term of their employment agreements are for two years and continue during such time until terminated by either party pursuant to the terms summarized under “Employment, Termination and Change-in-Control Arrangements” on page 35. Each employment agreement renews automatically for a one-year period at the end of its term unless either party provides notice to the other party at least 90 days prior to the expiration date. Each named executive officer receives a $500 commuting allowance as a non-accountable reimbursement for commuting expenses. Each named executive officer is entitled according to their employment agreements to receive options for 350,000 shares of our common stock with a cashless exercise provision, an exercise price of $0.25 and a vesting schedule of 87,500 options per quarter commencing on August 13, 2007. Each named executive officer is also entitled according to their employment agreements to 650,000 shares of restricted common stock which vest quarterly pro-rata over two years commencing on August 13, 2007. These options and restricted shares have not yet been issued because a sufficient number of authorized shares are not available under the 2005 Equity Incentive Plan. The Company accrues these equity awards accordingly until such time as a new equity plan is approved and implemented by the Board of Directors. Each employment agreement contains a provision prohibiting the named executive officer from competing with the Company for a period of at least six months after his employment is terminated. The foregoing descriptions of the employment agreements are qualified in their entirety by the actual agreements, copies of which have previously been filed with the SEC.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides certain information as of December 31, 2007, concerning unexercised options and stock awards including those that had been granted but not yet vested as of such date for each of the named executive officers.

	Option Awards(2)					Stock Awards(2)
			Equity Incentive Plan Awards					Equity Incentive Plan Awards	Equity Incentive Plan Awards
	Number of Securities Underlying Un-exercised Options (#) (1)	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	Options (#)	($)	Date	(#)	($)	(#)	($)
Magnus R. E. Gittins	400,000	-	-	$2.03	1/5/2011	-	-	-	$-
Antonio Goncalves	-	-	-	$-	-	-	-	-	$-
Thomas P. Finn	120,000	-	-	$2.03	1/5/2011	-	-	-	$-

(1)
Represents the number of options to purchase shares of our common stock. The options were issued on January 5, 2006 and have a five-year term. The options were immediately vested 100% on the date of grant. The options were issued at fair market value determined by the closing stock price on the day preceding the grant date. We record the straight-line expense of the options over a three-year service period.

(2)
These numbers do not include stock options and stock awards that were awarded on August 13, 2007, which have not been issued because we do not have sufficient shares available under our 2005 Equity Incentive Plan.

 Employment, Termination and Change-in-Control Arrangements

Each of Messrs. Gittins, Goncalves and Finn have two-year employment agreements with us dated August 13, 2007, which provide for payments by us under various circumstances after termination of their employment as described below.

Termination by Executive Without Good Reason. An executive may terminate his employment with us for any reason or no reason by giving us at least 180 days prior written notice. We, at our election, may either require the executive to continue to perform his duties for the full 180-day notice period or terminate his employment at any time during such 180-day notice period. An election by us to terminate an executive’s employment at any time during such 180-day notice period will not be deemed to be a termination of the executive’s employment by us without cause or a termination of the executive’s employment by us for cause, but will be treated as a termination of employment by the executive without good reason. If an executive’s employment is terminated by us before the 180-day notice period has expired without cause, the executive shall continue to receive his base salary and bonus, and we will continue to provide medical and dental benefits for the executive and the executive’s family, by paying the premium for health insurance continuation coverage under COBRA to the extent he elects COBRA coverage (or continue to contribute the employer portion of the premium normally paid by us for our current employees), for the unexpired balance of the 180-day notice period.

Termination by Executive for Good Reason. Upon 180 days’ written notice to us of an executive’s intent to terminate his employment agreement, the executive has the right to terminate his employment for “good reason,” which is one the following reasons: either our material breach of his employment agreement or relocation of our headquarters and/or the executive’s regular work address to a location which is more than 40 miles from the current principal address at which he is required to perform his duties without his prior written consent. If an executive terminates his employment for good reason, he will continue to receive his base salary and bonus, and we will continue to provide medical and dental benefits for him and his family, by paying the premium for health insurance continuation coverage under COBRA to the extent he elects COBRA coverage (or continue to contribute the employer portion of the premium normally paid by us for our current employees), for period of the lesser of 180 days from the earlier to occur of the date notice of termination is given or the date on which employment actually terminates.

Termination by Us for Cause. If the executive’s employment is terminated for “cause,” the executive will not be entitled to and shall not receive any compensation or benefits of any type following the effective date of termination, except such benefits as may be required to be extended under applicable state or federal law. The term “cause” includes, but is not limited to, (i) conviction of a felony or a crime involving moral turpitude; (ii) engagement in conduct which has the effect, or might reasonably be expected to have the effect of bringing disrepute to our reputation or hold us or the executive up to public ridicule; (iii) fraud on or misappropriation of any funds or property of us, any affiliate, customer or vendor; (iv) wilful violation of any securities law, rule or regulation (other than minor traffic violations or similar offenses); (v) personal dishonesty, or breach of fiduciary duty which involves personal profit; (vi) gross incompetence in the performance of the executive’s duties; (vii) wilful misconduct in connection with the executive’s duties; (viii) habitual absenteeism or inattention to the executive’s duties; (ix) chronic use of alcohol, drugs or other similar substances (other than pursuant to medical prescriptions and under doctors’ supervision for treatment of legitimate illnesses or conditions) which affects the executive’s work performance; (x) wilful violation of any of our rules, regulations, procedures or policies which has, or may reasonably be expected to have, a material adverse effect on us; (xi) engaging in behavior that would constitute grounds for liability for harassment (as proscribed by the U.S. Equal Employment Opportunity Commission Guidelines or any other applicable state or local regulatory body) or other egregious conduct that violates laws governing the workplace; or (xii) material breach of any material provision of any employment, non-disclosure, non-competition, non-solicitation or other similar agreement executed by the executive for our benefit or of any of our material policies, all as determined by the Board, which determination will be conclusive. Notwithstanding anything to the contrary, employment may not be terminated for “cause” in the event that the executive becomes permanently disabled.

Termination by Us Without Cause. We retain the right to terminate an executive without cause or prior written notice, in which case he will continue to receive his base salary and bonus, and we will continue to provide medical and dental benefits for him and his family, by paying the premium for health insurance continuation coverage under COBRA to the extent he elects COBRA coverage (or continue to contribute the employer portion of the premium normally paid by us for our current employees), for period of the lesser of 180 days from the earlier to occur of the date notice of termination is given or the date on which employment actually terminates.

Termination by Virtue of a Change in Control. An executive may elect in writing to declare that he has been terminated as a result of a “change in control” (as hereafter defined), at which time he shall be entitled to a lump sum severance payment equal to his base salary earned over the preceding twelve-month period and a sum sufficient to pay for the continuation of his medical and dental insurance with all of his then-current benefits for a like twelve-month period. The term “change in control” includes: (i) a buy-out of us whereby more than 50% in the aggregate of our ownership interests becomes beneficially owned by persons not now holding an ownership interest; (ii) our liquidation or dissolution; or (iii) the sale or other disposition of all or substantially all of our assets.

Termination for Executive’s Permanent Disability. To the extent permissible under applicable law, in the event an executive becomes permanently disabled during employment, we may terminate his employment agreement by giving 30 days notice to the executive of our intent to terminate, and unless the executive resumes performance of his duties within five days of the date of the notice and continues performance for the remainder of the notice period, his employment agreement will terminate at the end of the 30- day period. “Permanently disabled” means the inability, due to physical or mental ill health, to perform the essential functions of the executive’s job, with a reasonable accommodation, for 90 days during any one employment year irrespective of whether such days are consecutive. If an executive’s employment is terminated by us because of his permanent disability, the executive shall continue to receive his base salary and bonus, and we will continue to provide medical and dental benefits for him and his family, by paying the premium for health insurance continuation coverage under COBRA to the extent the executive elects COBRA coverage (or continue to contribute the employer portion of the premium normally paid by us for our current employees), for 180 days from the date on which employment actually terminates.

Termination Due to Executive’s Death. An executive’s employment agreement will terminate immediately upon his death, and we shall not have any further liability or obligation to him, his executors, heirs, assigns or any other person claiming under or through his estate, except as set forth in this paragraph. We will pay any accrued but unpaid salary or bonuses through the date of termination to the executive’s estate. If the executive’s employment is terminated by us because of the executive’s death, his estate will continue to receive the executive’s base salary and bonus, and we will continue to provide medical and dental benefits for the executive’s family, by paying the premium for health insurance continuation coverage under COBRA to the extent the executive’s estate elects COBRA coverage (or continue to contribute the employer portion of the premium normally paid by us for our current employees), for 180 days from the date on which employment actually terminates.

Non-Employee Director Compensation

Members of the Board of Directors who are not employees of the Company receive a retainer of $5,000 per quarter and a fee of $1,000 for attending each Board or stockholder meeting held in person. Directors who are employees, such as Mr. Gittins, do not receive compensation for serving as directors or for attending Board of Directors, committee or stockholder meetings. In addition, Mr. Cole does not receive any compensation for serving as a director or for attending Board of Directors, committee or stockholder meetings because he received a special grant of stock options in 2006 to acknowledge his role as a founder of the Company. We maintain a written compensation policy for our non-employee directors. We do not provide additional compensation for service on any of our Board committees. There is one family relationship between a director and an executive officer of the Company, which was disclosed on the day the director was elected: Virgil Wenger, a director of the Company, is the father-in-law of Thomas Finn, Chief Financial Officer.

The following table provides information on compensation awarded or paid to our non-employee directors for the fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Lee J. Cole (1)	$-	$-	$-
Peter Rugg (2)	$27,500	$-	$27,500
Virgil E. Wenger (3)	$28,500	$-	$28,500
John Robertson (4)	$27,500	$-	$27,500
Douglas Zorn (5)	$17,500	$-	$17,500

(1) As of December 31, 2007, there were 120,000 stock options granted to Mr. Cole that were still outstanding.
(2) As of December 31, 2007, there were 20,000 stock options granted to Mr. Rugg that were still outstanding.
(3) As of December 31, 2007, there were 20,000 stock options granted to Mr. Wenger that were still outstanding.
(4) As of December 31, 2007, there were 20,000 stock options granted to Mr. Robertson that were still outstanding. Mr. Robertson resigned as a director on January 22, 2008. Mr. Peters became a director on January 22, 2008.
(5) As of December 31, 2007, there were zero stock options granted to Mr. Zorn that were still outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY INCENTIVE PLAN INFORMATION

We presently have a single plan for the granting of equity incentives to directors, employees and consultants - the 2005 Equity Incentive Plan, or the Plan. Stock grants and options to purchase common stock may be issued under the Plan. The Plan is intended to be a broad-based, long-term retention program that is intended to attract and retain talented employees, directors and consultants and align their interests with stockholder interests. The purpose of the Plan is to promote the success, and enhance the value, of the Company by aligning the interests of participants with those of our stockholders. Our Board adopted the Plan on December 22, 2005.

We have reserved 3,000,000 shares of our common stock for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of our common stock or options to purchase common stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board delegated administration of the Plan to the Compensation Committee consisting of directors Lee Cole and Virgil Wenger. The Compensation Committee will be responsible for approving all grants made under the Plan.

Information about our 2005 Equity Incentive Plan information as of December 31, 2007 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	820,000	$2.14	240

Total	820,000	$2.14	240

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 24, 2008 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group. As of March 24, 2008, we had 36,595,686 shares of common stock outstanding.

Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options or warrants. Each person’s percentage ownership is determined by assuming that stock options, or warrants, beneficially owned by such person (but not those owned by any other person) have been exercised.
	Shares of Common Stock Beneficially Owned			Percentage of Total Shares Outstanding
Name and Address of Owner (1)	Shares	Options / Warrants	Total
5% or Greater Stockholders:
LC Capital Master Fund, Ltd. (2)	—	6,000,000	6,000,000	14.1%
Ingalls & Snyder LLC (3)	—	6,000,000	6,000,000	14.1%
Michael E. Hildesley (4)	—	3,600,000	3,600,000	9.0%
BEME Capital Limited (5)	—	3,600,000	3,600,000	9.0%
MacBay Partners, LP (6)	—	4,500,000	4,500,000	11.0%
MacBay Partners, LLC (6)	—	4,500,000	4,500,000	11.0%
Provco Ventures I, LP (7)	—	3,000,000	3,000,000	7.6%
The Black Diamond Fund (8)	—	3,000,000	3,000,000	7.6%
Alpha Capital Anstaldt (9)	—	3,000,000	3,000,000	7.6%
Harborview Master Fund LP (10)	—	2,100,000	2,100,000	5.4%

Directors:
Magnus Gittins (11)	340,470	575,000	915,470	2.5%
Lee Cole (12)	—	120,000	120,000	*
Virgil Wenger (13)	38,379	20,000	58,379	*
Peter Rugg (14)	19,190	20,000	39,190	*
Douglas Zorn (15)	—	—	—	*
Joseph Peters (16)	—	—	—	*

Named Executive Officers:
Magnus Gittins (See above)
Antonio Goncalves, Jr. (17)	246,325	175,000	421,325	1.1%
Thomas Finn (18)	232,613	295,000	527,613	1.4%
All Directors and Named Executive Officers as a Group (8 persons)	876,977	1,205,000	2,081,977	5.4%

*   Less than 1%
(1)	Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Advance Nanotech, Inc., 600 Lexington Avenue, 29th Floor, New York, New York 10022.

(2)
Represents (1) 4,000,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $1,000,000 and (2) 2,000,000 shares of common stock issuable upon exercise of warrants. The stockholder shares voting and dispositive power with others, including MacBay Partners, LP and MacBay Partners, LLC, under accounts that it manages under investment advisory contracts. The address of the stockholder is 680 Fifth Avenue, 12th Floor, New York, New York 10019.

(3)
Represents (1) 4,000,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $1,000,000 and (2) 2,000,000 shares of common stock issuable upon exercise of warrants. H. Shepard Boone exercises voting and dispositive power with respect to the shares of common stock. The address of the stockholder is 61 Broadway, 31st Floor, New York, New York 10006.

(4)
Represents (1) 2,400,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $600,000 and (2) 1,200,000 shares of common stock issuable upon exercise of warrants. The address of the stockholder is 23 Woodlands Rd., London SW13 0JZ, UK.

(5)
Represents (1) 2,400,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $600,000 and (2) 1,200,000 shares of common stock issuable upon exercise of warrants. Angela Harris exercises voting and dispositive power with respect to the shares of common stock. The address of the stockholder is Suite 834, P.O. Box 1419, Europort, Gibraltar.

(6)
Represents (1) 3,000,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $750,000 and (2) 1,500,000 shares of common stock issuable upon exercise of warrants. The stockholder has shared voting and dispositive power over all of the shares. MacBay Partners, LP, is an investment partnership managed under an investment advisory contract by Ingalls & Snyder LLC, a registered broker dealer and a registered investment advisor. MacBay Partners, LLC, is the general partner of MacBay Partners, LP, the address of the stockholder is c/o Ingalls & Snyder, LLC, 61 Broadway, New York, New York, 10006.

(7)
Represents (1) 2,000,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $500,000 and (2) 1,000,000 shares of common stock issuable upon exercise of warrants. Gary R. Dilella exercises on behalf of the stockholder voting and dispositive power with respect to the shares of common stock. The address of the stockholder is 79 E. Lancaster Ave., Suite 200, Villanova, Pennsylvania 19085.

(8)
Represents (1) 2,000,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $500,000 and (2) 1,000,000 shares of common stock issuable upon exercise of warrants. Brandon S. Goulding exercises on behalf of the stockholder voting and dispositive power with respect to the shares of common stock. The address of the stockholder is 155 Revere Drive, Suite 10, Northbrook, Illinois 60062.

(9)
Represents (1) 2,000,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $500,000 and (2) 1,000,000 shares of common stock issuable upon exercise of warrants. Konrad Ackerman exercises on behalf of the stockholder voting and dispositive power with respect to the shares of common stock. The address of the stockholder is 160 Central Park South, Suite 2701, New York, New York 10019.

(10)
Represents (1) 1,400,000 shares of common stock issuable upon conversion of convertible notes in the aggregate principal amount of $350,000 and (2) 700,000 shares of common stock issuable upon exercise of warrants. Harborview Master Fund L.P. is a master fund in a master-feeder structure whose general partner is Harborview Advisors LLC. Richard Rosenblum and David Stefansky are the managers of   Harborview Advisors LLC and have ultimate responsibility for trading with respect to Harborview Master Fund L.P. Messrs.  Rosenblum and Stefansky disclaim beneficial ownership of the shares. The address of the stockholder is 850 Third Avenue, Suite 1801, New York, New York 10022.

(11)
Includes 575,000 shares of common stock options, 400,000 of which are issuable upon exercise of stock options that are immediately exercisable at an exercise price of $2.03 per share and 175,000 shares of common stock that are immediately exercisable at an exercise price of $0.25 per share. The 400,000 stock options were granted to Mr. Gittins in his role as a founder of the Company and the 175,000 stock options were granted to Mr. Gittins as part of his employment agreement.

(12)
Includes 120,000 shares of common stock issuable upon exercise of stock options that are immediately exercisable at an exercise price of $2.03 per share. These stock options were granted to Mr. Cole in his role as a founder of the Company.

(13)
Includes 12,500 shares of common stock issuable upon exercise of warrants that are immediately exercisable at $1.25. The Company issued these warrants to Mr. Wenger in connection with his participation in a private placement by us in 2005. Also includes an option to purchase 20,000 shares of common stock at $3.50 for participation on the Board of Directors.

(14)
Includes 6,450 shares of common stock issuable upon exercise of warrants that are immediately exercisable at an exercise price of $1.25 per share. The Company issued these warrants to Mr. Rugg in connection with his participation in a private placement by us in 2005. Also includes an option to purchase 20,000 shares of common stock at $3.50 for participation on the Board of Directors.

(15)	Douglas Zorn joined the Board of Directors on March 6, 2007 and did not beneficially own common stock as of the date of the table.

(16)	Joseph Peters joined the Board of Directors on January 22, 2008 and did not beneficially own common stock as of the date of the table.

(17)
Includes 175,000 shares of common stock issuable upon exercise of stock options that are immediately exercisable at an exercise price of $0.25 per share. These stock options were granted to Mr. Goncalves as part of his employment agreement.

(18)
Includes 295,000 shares of common stock options, 120,000 of which are issuable upon exercise of stock options that are immediately exercisable at an exercise price of $2.03 per share and 175,000 shares of common stock that are immediately exercisable at an exercise price of $0.25 per share. The 120,000 stock options were granted to Mr. Finn in his role as an early employee of the Company and the 175,000 stock options were granted to Mr. Finn as part of his employment agreement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 6, 2006, our subsidiary, Advance Display Technologies plc, or ADT, entered into a conditional Facility Agreement with NAB Ventures Limited, or NAB. NAB will provide us one or more loans; each called a drawdown, in the aggregate principal amount of up to approximately $7 million (GBP £3.5M) subject to the terms and conditions. In addition to being the lender under the Facility Agreement, NAB also owned 950,000 shares, or 2.6%, of our common stock outstanding as of January 4, 2008. As of December 31, 2007, we had approximately $334,001 outstanding under the Facility Agreement. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the Facility Agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon also bears additional interest at a default rate of 1.5% per month or 18% annum. We may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between us and NAB upon a budget. There are no financial covenants under this agreement. As an inducement to provide the Facility Agreement, NAB will receive 1,875,000 of ordinary shares and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commence trading on the Plus-quoted or other similar public exchange. The warrants have a cashless exercise provision.

Beginning February 1, 2007, we have subleased certain office space at the New York Corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of Mr. Cole, a director of the Company. Under the terms of the sublease, the sublease will run from February 1, 2007 through January 2008 and require monthly rent payments of $8,000. The sublease has been extended on a month-to-month basis effective March 1, 2008.

DIRECTOR INDEPENDENCE

See the information provided in Item 10, “Directors, Executive Officers and Corporate Governance” for a discussion about director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mendoza Berger & Company LLP served as our independent registered public accounting firms for the fiscal years ended December 31, 2007 and 2006, respectively. A representative of Mendoza Berger & Company LLP is expected to be present at the 2007 Annual Meeting, will have an opportunity to make a statement if he desires to do so and is expected to respond to appropriate questions. The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2007 and 2006:

	2007	2006

Audit Fees	$104,973	$87,183
Tax Fees	5,080	9,328
All other Fees	-	-
Total Fees	$110,053	$96,511

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

ALL OTHER FEES. None.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant's independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2006 and 2007.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) See Index to Financial Statements located on page F-1.
(2) Financial Statement Schedules
All consolidated financial statement schedules have been omitted because they are not required, and are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3) Exhibits

Exhibit No.	Document Description
2.1
Agreement and Plan of Merger, dated as of May 11, 2006, by and between Advance Nanotech Inc., a Colorado corporation, and Advance Nanotech Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to Form 8-K dated June 19, 2006 and filed June 20, 2006).

2.2+	Exchange Agreement, dated December 19, 2007, by and among Bret Bader, Mark Brennan, Paul Boyle, Andrew Koehl, David Ruiz-Alonso and the Company.

2.3+	Agreement, dated December 18, 2007, between the Company, the other vendors party thereto and Bilcare Singapore Pte Limited.

3.1+	Certificate of Incorporation of the Company.

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 12, 2007 and filed February 15, 2007).

3.3	Company’s Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K dated June 19, 2006 and filed June 20, 2006).

4.1
Forms of Investor Warrant (incorporated by reference to Exhibit 10.7 to Form 8-K dated January 20, 2005 and filed January 26, 2005, and to Exhibit 10.12 to Form 8-K dated February 28, 2005 and filed March 4, 2005).

4.2
Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.8 to Form 8-K dated January 20, 2005 and filed January 26, 2005, and to Exhibit to 10.13 to Form 8-K dated February 28, 2005 and filed March 4, 2005).

4.3
Form of Investor and Placement Agent Warrant Agreement consent letter to amend the exercise price pursuant to the Securities and Purchase Agreement dated as of October 13, 2006 (incorporated by reference to Exhibit 10.22 to Form 10-KSB filed by the Company on March 30, 2007).

4.4+	Form of Common Stock Purchase Warrant.

4.5+	Form of Senior Secured Convertible Note.

10.1	Loan Management Account Agreement, by and between the Company and Merrill Lynch Bank USA (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed by the Company on November 14, 2007).

10.2
Facility Agreement, dated November 6, 2006, by and between NAB Ventures Limited and Advance Display Technologies plc (incorporated by reference to Exhibit 10.24 to Form 10-QSB filed by the Company on November 14, 2006).

10.3
Amended and Restated Senior Secured Grid Note, dated August 14, 2006, by the Company in favor of Jano Holdings Limited (cancelled) (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on August 16, 2006).

10.4	Security Agreement, dated August 14, 2006, by the Company in favor of Jano Holdings Limited (cancelled) (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on August 16, 2006).

10.5*	2005 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed by the Company on December 29, 2005).

10.6*	Amended and Restated 2005 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed by the Company on May 15, 2006).

Exhibit No.	Document Description
10.7*	Company’s Director Compensation and Confidential Information Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K dated March 6, 2007 and filed by the Company on March 9, 2007).

10.8*
Service Agreement, dated November 13, 2006, by and between Advance Display Technologies plc and Magnus Gittins (incorporated by reference to Exhibit 10.3 to Form 8-K dated November 13, 2006 and filed by the Company on December 1, 2006).

10.9
Facility Agreement, dated March 28, 2007, by and between Conquistador Investments Limited and Advance Homeland Security PLC (incorporated by reference to Exhibit 10.24 to Form 10-KSB filed by the Company on March 30, 2007).

10.10
Debenture, dated March 28, 2007, between Conquistador Investments Limited and Advance Homeland Security PLC (incorporated by reference to Exhibit 10.25 to Form 10-KSB filed by the Company on March 30, 2007).

10.11*
Amended and Restated Employment Agreement, dated August 13, 2007, by and between the Company and Thomas Finn (incorporated by reference to Exhibit 10.26 to Form 10-QSB filed by the Company on August 14, 2007).

10.12*
Amended and Restated Employment Agreement, dated August 13, 2007, by and between the Company and Magnus Gittins (incorporated by reference to Exhibit 10.27 to Form 10-QSB filed by the Company on August 14, 2007).

10.13*
Amended and Restated Employment Agreement dated, August 13, 2007, by and between the Company and Antonio Goncalves, Jr. (incorporated by reference to Exhibit 10.28 to Form 10-QSB filed by the Company on August 14, 2007).

10.14+	Form of Subscription Agreement, dated December 19 and 21, 2007, between the Company and the subscribers thereto.

10.15+	Escrow Agreement, dated August 20, 2007, between the Company, Axiom Capital Management, Inc. and HSBC Bank USA, National Association.

10.16+	Pledge and Security Agreement, dated December 19, 2007, between the Company and Axiom Capital Management, Inc.

10.17+	Collateral Agent Agreement, dated December 19, 2007, among Axiom Capital Management, Inc. and the parties thereto.

21.1
Subsidiaries of the Registrant (Direct or Indirect)
Advance Homeland Security plc (a UK corporation)
Advance Display Technologies plc (a UK corporation)
Advance Nanotech Limited (a UK corporation)
Advance Nanotech Singapore Pte. Limited (a Singapore corporation)
Owlstone Nanotech, Inc. (a Delaware corporation)
Owlstone Limited (a UK corporation)
Bio-Nano Sensium Technologies Limited (a UK corporation)
Cambridge Nanotechnology Limited (a UK corporation)
Nano Solutions Limited (a UK corporation)
NanoFed Limited (a UK corporation)

23.1+	Consent of Mendoza Berger & Company, LLP

31.1+	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1+	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2008.

ADVANCE NANOTECH, INC.

DATE: March 31, 2008 /S/ ANTONIO GONCALVES, JR. ANTONIO GONCALVES, JR PRINCIPAL EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ ANTONIO GONCALVES, JR	Chief Executive Officer (Principal Executive officer )	March 31, 2008
Antonio Goncalves, Jr.

/S/ THOMAS P. FINN	Chief Financial Officer (Principal Financial Officer)	March 31, 2008
Thomas P. Finn	and (Principal Accounting Officer)

/S/ MAGNUS R. E. GITTINS	Executive Chairman and Director	March 31, 2008
Magnus R. E. Gittins

/S/ LEE J. COLE	Director	March 31, 2008
Lee J. Cole

/S/ JOSEPH PETERS	Director	March 31, 2008
Joseph Peter

/S/ PETER RUGG	Director	March 31, 2008
Peter Rugg

/S/ VIRGIL E. WENGER	Director	March 31, 2008
Virgil E. Wenger

/S/ DOUGLAS ZORN	Director	March 31, 2008
Douglas Zorn

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.	F-2

Consolidated Balance Sheets of Advance Nanotech, Inc. and Subsidiaries, as of December 31, 2007 and 2006.	F-3

Consolidated Statements of Operations and Comprehensive Loss of Advance Nanotech, Inc. and Subsidiaries for the year ended December 31, 2007 and 2006 and for the period from August 17, 2004 (inception) through December 31, 2007.
F-4

Consolidated Statement of Stockholders' Equity (Deficit) of Advance Nanotech, Inc. and Subsidiaries for the period from August 17, 2004 (inception) through December 31, 2007.	F-5

Consolidated Statements of Cash Flows of Advance Nanotech, Inc. and Subsidiaries for the years ended December 31, 2007 and 2006 and the period from August 17, 2004 (inception) through December 31, 2007.
F-6

Notes to Consolidated Financial Statements of Advance Nanotech, Inc. and Subsidiaries.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advance Nanotech, Inc.

We have audited the accompanying consolidated balance sheets of Advance Nanotech, Inc., as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (April 17, 2004) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Nanotech, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 17, 2004) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/S/ MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 28, 2008

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$1,867,626	$361,845
Restricted cash	77,557	77,523
Prepaid expenses and other current assets	162,622	25,173
Accounts receivable	1,325,080	237,658
Grants receivable	-	146,373
Inventory	74,672	75,485
VAT tax refund receivable	3,902	147,761
Deferred financing costs, current portion	801,618	786,287
Loans receivable	-	-

TOTAL CURRENT ASSETS	4,313,077	1,858,105

Property plant and equipment, net	242,005	350,723
Patents	636,381	475,034
Deferred financing costs, net of current portion	801,620	1,572,575
Investment	-	195,630

TOTAL ASSETS	$5,993,083	$4,452,067

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,291,882	$2,011,244
Accrued expenses	1,369,538	1,463,471

Deferred equity compensation	345,268	495,658
Deferred revenue	38,279	146,373
Capital lease obligation, current portion	21,483	22,365

TOTAL CURRENT LIABILITIES	3,066,450	4,139,111

Loan payable	334,001	602,423
Convertible notes payable	6,294,105	-
Common stock warrants	2,184,266	-
Capital lease obligation, net of current portion	13,879	35,362
TOTAL LIABILITIES	11,892,701	4,776,896

Minority interests in subsidiaries	6,854,191	6,496,093

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2007 and 2006, respectively	-	-
Common stock; $0.001 par value; 75,000,000 shares authorized; 36,595,686 and 34,371,462 shares issued and outstanding in 2007 and 2006, respectively	36,596	34,372
Additional paid in capital	16,128,733	14,064,249
Warrant valuation	2,708,358	5,743,116
Accumulated other comprehensive income (loss)	(801,386)	(480,780)
Deficit accumulated during development stage	(30,826,109)	(26,181,879)
TOTAL STOCKHOLDERS' DEFICIT	(12,753,808)	(6,820,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,993,083	$4,452,067

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2007	Year ended December 31, 2006	Period from August 17, 2004 (Date of inception) to December 31, 2007
Revenue- product	$185,496	$260,385	$445,881
Revenue- service	326,854	245,660	572,514
Total net revenue	512,350	506,045	1,018,395

Cost of sales	(125,488)	(151,451)	(276,939)
Gross margin	386,862	354,594	741,456

Research and development	(2,399,979)	(6,105,311)	(16,138,944)
Selling, general and administrative	(7,615,276)	(13,356,539)	(29,929,243)
Total operating expenses	(10,015,255)	(19,461,850)	(46,068,187)

Loss from operations	(9,628,393)	(19,107,256)	(45,326,731)

Other income/ (expense)
Interest income	23,096	151,412	417,419
Grant income	146,331	52,500	198,831
Gain on sale of investment	937,836	-	937,836
Forgiveness of accounts payable from collaboration agreements	2,620,618	-	2,620,618
Interest expense	(193,627)	(28,728)	(241,174)
Fair value of warrants gain	-	-	8,739,143
Accrued late registration costs	-	-	(2,325,193)

Net loss	$(6,094,139)	$(18,932,072)	$(34,979,251)

Minority interest in net loss of subsidiary	1,449,909	2,703,233	4,153,142

Net loss	$(4,644,230)	$(16,228,839)	$(30,826,109)

Foreign currency translation adjustment loss	(320,606)	(282,926)	(801,386)

Comprehensive loss	$(4,964,836)	$(16,511,765)	$(31,627,495)

Net loss per share- basic and diluted	$(0.17)	$(0.56)	$(1.12)

Net loss per share after minority interest- basic and diluted	$(0.13)	$(0.48)	$(0.98)

Comprehensive loss per share- basic and diluted	$(0.14)	$(0.49)	$(1.01)

Weighted average shares outstanding- basic and diluted	35,906,842	33,728,527	31,352,543

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO DECEMBER 31, 2007

						Deficit	Accumulated
	Common			Additional		Accumulated	Other	Total
	Stock		Preferred	Paid In	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Valuation	Development	Income/(Loss)	Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of December 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of December 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued-FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of December 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			August 17, 2004
	Year ended	Year ended	(Date of inception)
	December 31, 2007	December 31, 2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,644,230)	$(16,228,839)	$(30,826,109)
Adjustments to reconcile net loss to cash flows
used in operating activities
Depreciation	131,206	102,827	295,840
Fair value of warrant liability	-	-	(8,739,143)
Common stock issued for services	440,000	89,000	2,711,500
Common stock issued to employees	595,070	983,077	1,578,147
Stock options issued to employees	748,901	962,542	1,711,443
Warrants issued for services	-	157,708	157,708
Accrued late registration costs	-	-	2,325,193
Gain on sale of investment	(937,836)	-	(937,836)
Forgiveness of accounts payable from collaboration agreements	(2,620,618)	-	(2,620,618)
Changes in operating assets and liabilities
Increase in restricted cash	(34)	(779)	(77,557)
Decrease in prepaid licensing fees	-	489,988	-
Increase in prepayments and other	(137,449)	(10,181)	(162,622)
Increase in accounts receivable	(1,087,422)	(237,658)	(1,325,080)
Decrease (increase) in grants receivable	146,373	(146,373)	-
Decrease (increase) in inventory	813	(75,485)	(74,672)
Decrease (increase) in VAT receivable	143,859	610,409	(3,902)
Decrease in loan receivable	-	177,421	-
Increase (decrease) in accounts payable	1,901,256	314,549	3,912,500
Increase (decrease) in accrued expenses	(93,933)	1,209,162	1,369,538
Increase (decrease) in deferred revenue	(108,094)	146,373	38,279
Increase (decrease) in deferred equity compensation	(150,390)	(42,896)	345,268
NET CASH USED IN OPERATING ACTIVITIES	(5,672,528)	(11,499,155)	(30,322,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(22,489)	(178,057)	(537,846)
Development of patent technology	(161,347)	(296,179)	(636,381)
Investment	1,133,466	(11,998)	937,836
Minority investment in subsidiary	358,098	6,496,093	6,854,191
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,307,728	6,009,859	6,617,800

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital lease obligations, net	(22,365)	(20,572)	35,362
Proceeds to/from credit facility (NAB Ventures Ltd.)	(268,422)	602,423	334,001
Deferral of financing costs	755,624	(2,358,862)	(1,603,238)
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of convertible notes	6,294,105	-	6,294,105
Financing fees on issuance of notes	(567,755)	-	(567,755)
Financing fees on merger shares issued	-	-	(425,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,191,187	(1,777,011)	29,170,335

Effect of exchange rates on cash and equivalents	(320,606)	(282,926)	(801,386)

NET INCREASE (DECREASE) IN CASH	1,505,781	(7,549,233)	1,867,626
CASH AT BEGINNING OF PERIOD	361,845	7,911,078	-
CASH AT END OF PERIOD	$1,867,626	$361,845	$1,867,626
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,552	$14,018	$48,340
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Cash convertible note issued in repayment of loan payable	$354,000	$-	$-

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate History

We were originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980, and subsequently changed our name to Dynamic I-T, Inc. and then in January 2004, changed our name to Artwork & Beyond, Inc., or Artwork. On October 1, 2004, Artwork entered into a share exchange agreement to acquire all of the issued and outstanding common stock of Advance Nanotech Holdings, Inc. pursuant to the terms and conditions set forth in the share exchange agreement. The acquisition transaction closed simultaneously with the execution of the share exchange agreement. Artwork and its affiliates were unrelated to the stockholders of us or Advance Nanotech Holdings, Inc. prior to the execution, delivery and performance of the share exchange agreement. As a result of this transaction (and certain capital transactions, including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork was changed, with the former stockholders of Advance Nanotech Holdings, Inc. acquired approximately 99% of Artwork’s outstanding common stock. In addition, all of the officers and directors of Artwork prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, Inc., and Artwork’s corporate name was changed to “Advance Nanotech, Inc.” As a consequence of the change in control of Artwork resulting from these transactions, all prior business activities of Artwork were completely terminated, and Artwork adopted the business plan developed by Advance Nanotech Holdings, Inc. prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc. (a Colorado corporation),” or Advance Nanotech Colorado.

On June 19, 2006, Advance Nanotech Colorado merged with and into its newly-formed, wholly-owned subsidiary, Advance Nanotech, Inc., a Delaware corporation, or Advance Nanotech Delaware, in order to reincorporate in the State of Delaware. The reincorporation was approved by Advance Nanotech Colorado's shareholders on May 11, 2006. As a result of the reincorporation, our legal domicile is now Delaware. Each outstanding Advance Nanotech Colorado common share was automatically converted into one Advance Nanotech Delaware common share. As a result of the reincorporation, each outstanding option, right or warrant to acquire shares of Advance Nanotech Colorado common stock converted into an option, right or warrant to acquire an equal number of shares of Advance Nanotech Delaware common stock, with no further action required by any party, under the same terms and conditions as the original option, right or warrant.

On December 19, 2007, the Company entered into an exchange agreement (the “Exchange Agreement”) with its majority owned subsidiary Owlstone Nanotech, Inc. (“Owlstone”), and certain stockholders of Owlstone (consisting of all of the founders and executive officers of Owlstone, who are hereafter called the “Owlstone Founders”) to increase the Company's ownership interest in Owlstone by issuing newly issued shares of our common stock to the Owlstone Founders in exchange for Owlstone common shares at an exchange rate of 3.33 shares of our common stock for each share of Owlstone common stock. The Owlstone Founders currently own an aggregate of 4,211,303 shares of Owlstone common stock, consisting of 22.26% of the total number of shares of common stock of Owlstone outstanding. The Exchange Agreement also contemplates (a) that the Company will, following consummation of the exchange with the Owlstone Founders, offer to acquire the remaining shares of Owlstone common stock then outstanding (the “Minority Stockholders”, which hold approximately 26.21% of the currently outstanding Owlstone shares) on terms and conditions identical to those offered to the Owlstone Founders and (b) the issuance to the Minority Stockholders of one warrant to purchase 0.33 shares of our common stock at a purchase price of $0.30 per share.

As of December 31, 2007, Advance Nanotech owns all the issued and outstanding shares of Advance Homeland Security plc and Advance Nanotech Limited ("ANL"), both UK companies. Advance Nanotech owns 92.9% of Advance Display Technologies plc (“ADT”), a UK public company listed on the PLUS Market. ADT owns 100% of Cambridge Nanotechnology Limited and 100% of NanoFED Limited. Advance Nanotech owns 58.6% of the outstanding shares of Owlstone Nanotech, Inc., a Delaware corporation. Advance Nanotech also owns 90% of Advance Nanotech (Singapore) Pte Ltd. ANL owns 55% of Bio-Nano Sensium Technologies, Ltd (formerly Imperial Nanotech Ltd), 75% of Nano Solutions Limited and all the outstanding shares of the following dormant UK companies: Nano Devices Limited, Intelligent Materials Limited, Biostorage Limited, Nanolabs Limited, Nano Biosystems Limited, Nano Photonics Limited, , Inovus Materials Limited, Advance Proteomics Limited, Nano Diagnostics Limited, Exiguus Technologies Limited, Visus Nanotech Limited, Intelligent Biosensors Limited, Econanotech Limited, Nanocomposites Limited, Nanovindex Limited, Nano Optics Limited.

 Current Operations

In December 2007, we decided to revise our strategy and to focus our efforts, principally, on the commercialization of our chemical detection technology. As a result, we are currently a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, called Owlstone, which offers an attractive combination of small size, high sensitivity, low power consumption, reprogrammability, high chemical selectivity and low cost. We have determined to progressively divest ourselves of our other technologies and their respective subsidiaries. We will, thereafter, become an operational business centered upon our Owlstone Nanotech, Inc. subsidiary and the ongoing commercialization of its products.

We operate in a $5.4 billion market in the United States alone, and we have initially targeted the industrial and homeland defense markets. In later stages, we plan to commercialize sensing products for the consumer, environmental monitoring and medical diagnostics markets. We are poised to benefit from powerful trends driving the demand for improved technologies within the chemical sensing arena, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

The market for chemical sensing faces unique challenges in detecting hazardous substances in various forms and in a myriad of operating environments. In homeland defense, chemical sensors are used to detect chemical warfare agents and explosives to protect military personnel, government buildings and civilians. In industrial applications, chemical sensors monitor air quality for health and safety purposes and also provide vital information during manufacturing processes. The existing technologies for chemical sensors in these industries are outdated and are typically limited by physical size, sensitivity and/or reliability. We believe that these factors have led to unacceptable sample collections, uninspired deployment scenarios, high false positive rates and, subsequently, a call to action by the U.S. Department of Defense for better solutions.

Our Solution

    Our sensing technology, Owlstone, was specifically designed to meet the specifications set forth by the U.S. Department of Defense. The key element of the Owlstone sensor is a silicon chip that provides a chemical-sensing mechanism using Field Asymmetric Ion Mobility Spectrometry, or FAIMS, a variant of conventional Ion Mobility Spectrometry, or IMS. Our technology enables unprecedented miniaturization of sensors with superior analytical capability at a compelling cost advantage, the ability to be programmed and reprogrammed to detect a wide range of substances, and high selectivity and sensitivity. The Owlstone detector was conceived by Andrew Koehl who began the development of Owlstone’s fundamental technology in 2001. Mr. Koehl was later joined by Paul Boyle and David Ruiz-Alonso and, together, they developed the core technology.

Our Products

We are currently marketing two chemical sensing products: Tourist and Lonestar. Tourist is an evaluation platform currently being sold by Owlstone to select partners and customers. Our recently launched Lonestar product is a fully functional unit for certain applications in industrial markets as well as a test platform for partners providing a fully integrated and deployable chemical detection system. Lonestar was launched in July 2007, and we have commenced shipping units to end-users. In addition, we have also developed and shipped a third product called the Owlstone OVG-4, which is a system for generating trace concentration levels of chemicals and calibration gas standards.

We intend to keep our sales organization lean and are pursuing product-based strategies within markets that are characterized by high-volume, centralized procurements. In applications where procurement is fragmented, we intend to partner with existing market leaders that already possess distribution networks and infrastructure using either “component” supply or contract sales strategies.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone (41.32%), Nano Solutions (25%) and Bio-Nano Sensium (45%) are not required to fund losses; accordingly no losses have been allocated to them.

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

Our operations have not historically generated positive cash flow. We do not expect that our business activities will begin to generate significant positive cash flows before the fourth quarter of 2008. We currently expect that our capital requirements for the next twelve months will be financed in part through the following:

•	cash on hand, which was $1,867,626 as of December 31, 2007, plus the gross proceeds of $2,393,000 released from escrow in February 2008 in connection with a December 2007 private placement.;
•	issuances of up to $3,000,000 of additional debt and/or equity; and
•	cash flows from our operations.

Management is actively exploring various debt and equity financing transactions. Plans to generate additional revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and applying for more government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until funds from operations can support the growth of the business. While the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at December 31, 2007 are principally held by two institutions in the US and one bank in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At December 31, 2007, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $1,667,573.

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

At December 31, 2007, the Company had an escrow account with HSBC Bank for investor deposits held in relation to the December 2007 8% Convertible Note offering. The account was a non-interest bearing account and had a cash balance as of December 31, 2007 of $2,443,000.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the years ended December 31, 2007 and 2006, the effect of the options and warrants were anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have any financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective as of the beginning of the Company’s 2008 fiscal year. We do not expect this will have a significant impact on our financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements in order to conform to the current presentation.

NOTE B- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

	Estimated	December 31,	December 31,
Asset Description	Useful Life	2007	2006

Furniture and Fixtures	3-5years	$62,444	$60,986
Office Equipment	3-5years	58,377	54,760
Computers	3years	109,480	99,327
Software	3years	59,387	76,719
Plant and Machinery	5years	252,198	224,930
		541,886	517,722

Less: accumulated depreciation		(299,881)	(166,001)

Net Property and equipment		$242,005	$350,721

The Company recorded depreciation of $131,206 and $102,827 for the years ended December 31, 2007 and 2006, respectively.

Maintenance and repairs are expensed as incurred and were $14,161 and $2,004 for the years ended December 31, 2007 and 2006, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of December 31, 2007 and 2006, the Company had capitalized internally developed patents of $636,381 and $475,034, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications. As of December 31, 2007, the Company had one patent issued in its own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our inventions for a certain period of time from the filing date of the patent application.

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore Pte Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID Pte Ltd for an investment of SGD$300,000 or approximately $207,510. As a result of subsequent equity financings, Advance Nanotech Singapore Pte Ltd.’s equity stake in Singular ID was reduced to 8.8% prior to its sale in December 2007. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte Ltd. for $1.19 million and as a result, realized a gain of $937,836.

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ending December 31, 2007.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:

•	Owlstone Nanotech, Inc. - At December 31, 2007, the Company owned 58.68% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies plc- At December 31, 2007, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•
Advance Nanotech Singapore Pte. Ltd.- At December 31, 2007, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.

•	Bio-Nano Sensium Technologies Ltd.- At December 31, 2007, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At December 31, 2007, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interests in subsidiaries” in the consolidated balance sheets and “Minority interest in net loss of subsidiary” in the consolidated statements of operations.

NOTE F- REVENUE RECOGNITION

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104”). Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;
•	delivery of the products has occurred;
•	the selling price is both fixed and determinable; and
•	collectability is reasonably probable.

As of December 31, 2007 and 2006, the Company has recognized revenue of $512,350 and $506,045, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Tourist products and Odor Vapor Generators (“OVG”) along with instructional and set-up services provided to customers as of December 31, 2007. The Owlstone Tourist is the first production model sensor offered by Owlstone and reflects the company's rapid progress in developing leading-edge micro and nano fabrication techniques. The Tourist represents chemical detection technology that is significantly smaller and less expensive than existing technology currently available. In addition to offering its own products, Owlstone plans to partner with market leaders to integrate its technology into a wide range of commercial applications to allow the efficient and accurate detection of various chemical agents including contaminants, chemical warfare agents and potentially harmful gases.

Owlstone Nanotech, Inc. has obtained other purchase orders for its products and contracted services. As of December 31, 2007, Owlstone had a total backlog of product, service and contract sales of approximately $43,341. Owlstone revenues include both product sales and service revenue from industrial partners. Service revenue includes contracted research and development or engineering work for specific customers.

Our customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

NOTE G - REVOLVING CREDIT FACILITIES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by certain collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of December 31, 2007, the Company had not used this facility. As of December 31, 2007, the Company maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At December 31, 2007, the Company had $47 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted market in London.

NAB has agreed to provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7 million (GBP £3.5 million) subject to the terms and conditions set forth in the agreement. As of December 31, 2007, the Company had $334,001 outstanding under the agreement. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon will bear additional interest at a default rate of 1.5% per month, or 18.0% annum. The Company may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between the Company and NAB upon a budget. There are no financial covenants under this agreement. As an inducement to provide the facility, NAB received 1,875,000 of ordinary shares of ADT and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted market or approximately $1.00 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the agreement, NAB also owns 950,000 shares, or 2.7%, of the Company’s outstanding common stock. The NAB credit facility has resulted in the Company recording deferred financing costs, of which $1,603,238 was unamortized as of December 31, 2007. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the 37-month life of the NAB credit facility and will be fully expensed on December 31, 2009.

On March 30, 2007, the Company’s subsidiary, Advance Homeland Security, plc (“AHS”), entered into a conditional Facility Agreement with Conquistador Investments Limited (“CIL”). CIL has agreed to provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $12 million (GBP £6.0 million), subject to certain terms and conditions. Any outstanding principal amount bears interest per annum at a rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2010, the unpaid principal amount and accrued interest thereon also bears additional interest at a default rate of 1.5% per month or 18% annum. Before each drawdown, there must be a mutual written agreement between the Company and CIL upon a budget. There are no financial covenants under this agreement. As an inducement to provide the facility, CIL will receive 8,000,000 ordinary shares of AHS, representing approximately 16%. As of December 31, 2007, the Company had $0 outstanding under the agreement, no shares had been issued to CIL and no portfolio assets had been transferred to AHS. The Company does not anticipate requesting a borrowing under this facility and is considering canceling this facility due to the recent financing of the senior secured 8% convertible note offering.

On March 30, 2007, the Company and Jano Holdings Ltd. (“Jano”) mutually agreed to cancel, effective immediately, the $20.0 million amended and restated senior secured grid note (the “Note”) dated August 14, 2006. In addition, the Company and Jano simultaneously canceled the following agreements dated August 14, 2006: associated security agreement, amended facility letter and amended warrant to purchase 6,666,666 shares of the Company’s common stock at the exercise price of $1.25. The Company has repaid all principal and interest outstanding on the credit facility and there were no amounts outstanding as of the date of this mutual cancellation.

NOTE H - STOCKHOLDERS' EQUITY

1. Common Stock

On June 19, 2006, the Company created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At December 31, 2007, 36,595,686 shares of common stock were outstanding.

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of December 31, 2007, there were no shares of preferred stock issued or outstanding.

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

4. Private Placements-

Fiscal Year 2007

On December 19 and 21, 2007, we entered into subscription agreements with selected institutional and accredited investors regarding the private placement of up to a maximum of $8,800,000 principal amount of 8% senior secured convertible notes. Each investor who subscribed to the notes received 50% warrant coverage at $0.30 per share as common stock warrants. The notes mature on the date that is three years from the date of issuance and are convertible into shares of our common stock at a price of $0.25 per share. The notes constitute our senior indebtedness and provide that we can not incur other indebtedness (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) without the consent of the noteholders. The notes are secured by all of our intellectual property, books and records and proceeds of the sale of our intellectual property, as well as all of the equity interests in our subsidiaries. The warrants are exercisable into shares of our common stock for a period of five years from the date they are issued at a price of $0.30 per share.

In connection with the private placement, we received gross proceeds of an aggregate of $6,700,000. However, because we did not have a sufficient number of authorized shares of our common stock to allow for conversion of the notes and exercise of the warrants, representing the total amount of proceeds received, we issued notes and warrants in December 2007 for only that portion of the total proceeds that was allowed given our current capital structure. As a result, we issued notes with a principal face amount of $3,953,000 and warrants convertible into 7,906,000 shares of our common stock. The remainder of the proceeds received during the private placement was held in escrow as of December 31, 2007 pursuant to the terms of an escrow agreement, pending amendment of our certificate of incorporation to increase the number of our authorized shares of common stock from 75,000,000 to 200,000,000. This charter amendment was approved by our stockholders in February 2008.

Pursuant to the terms of the registration rights agreements entered into in connection with the December 2007 8% Convertible Note offering, the Company is required to pay a cash penalty if it fails to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the common stock underlying the Notes purchased and the common stock underlying the issued warrants. The fair value of the 7,906,000 warrants issued in connection with the December 2007 offering was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. I n accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital.

Exchange Offer

On December 19, 2007, we entered into an exchange agreement with our majority-owned subsidiary Owlstone Nanotech, Inc., or Owlstone, and certain stockholders of Owlstone (consisting of all of the founders and executive officers of Owlstone) to increase our ownership interest in Owlstone by issuing newly issued shares of our common stock to the Owlstone founders and executive officers in exchange for Owlstone common shares at an exchange rate of 3.33 shares of our common stock for each share of Owlstone common stock. The Owlstone founders and executive officers currently own an aggregate of 4,211,303 shares of Owlstone common stock, consisting of 22.26% of the total number of shares of common stock of Owlstone outstanding.

The exchange agreement also contemplates that we will, following consummation of the exchange with the Owlstone founders and executive officers, offer to acquire from the minority stockholders the remaining shares of Owlstone common stock then outstanding, which represent approximately 26.21% of the currently outstanding Owlstone shares, on terms and conditions identical to those offered to the Owlstone founders and executive officers. In addition, the exchange agreement contemplates the issuance to the minority stockholders of one warrant to purchase 0.33 shares of our common stock at a purchase price of $0.30 per share.

Fiscal Year 2005

    The Company conducted two private equity placements during the fiscal year ended December 31, 2005. The first placement comprised of three rounds and the second placement included two rounds of stock sales. Each placement is discussed below:

    On February 2, 2005, the Company completed a final closing of the sale of, in aggregate, 9,960,250 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per share, or $19,920,500 in the aggregate. The Company also issued one warrant to purchase one share of the common stock to each investor for every two shares of common stock purchased in the private placement, resulting in an aggregate of 4,980,125 warrants being issued to investors at an exercise price of $3.00 per share. The February 2, 2005 private placement closed in three steps: the first step on January 20, 2005, at which closing 4,698,750 shares were sold, the second step on January 26, 2005, at which closing 2,390,000 shares were sold and finally on February 2, 2005 when the remaining 2,871,500 were sold. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $2,232,835, and the Company issued to placement agents warrants to purchase, in aggregate, 895,775 shares of common stock at $2.00 per share.

    On March 24, 2005, the Company completed a final closing of the sale of, in aggregate, 1,818,400 shares of its common stock to investors in a private placement of securities. The Company sold the shares at a gross price of $2.00 per share, or $3,636,800 in the aggregate. The Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement, resulting in an aggregate of 909,200 warrants being issued to investors at an exercise price of $3.00 per share. The March 24, 2005 private placement closed in two steps: the first step on February 28, 2005, at which closing 1,768,400 shares were sold and finally on March 24, 2005, at which closing the remaining 50,000 shares were sold. In connection with the closing of the sale of shares, the Company paid a cash fee to placement agents in the amount of $417,134, and the Company issued to placement agents warrants to purchase, in aggregate, 89,090 shares of common stock at $2.00 per share.

    In summary, in March 2005, the Company completed its two private placements resulting in the issuance of an aggregate of 11,778,650 shares of its common stock for aggregate gross proceeds of $23,557,300. Net proceeds from the transactions, after issuance costs and placement fees, were $20,805,610. In connection with these transactions, the Company also issued one warrant to purchase one share of common stock to each investor for every two shares of common stock purchased in the private placement, resulting in an aggregate of 5,889,325 warrants ("Investor Warrants") being issued to investors at an exercise price of $3.00 per share. The Company also issued warrants to the placement agent ("Agent Warrants") to purchase 984,866 shares of its common stock at $2.00 per share.

    Pursuant to the terms of the Registration Rights Agreement entered into in connection with the two 2005 private placements, the failure of the Company to file a required registration statement prior to the required filing date, or to cause either of the effectiveness actions to occur prior to the required effectiveness date, shall be deemed to be a "Non-Registration Event". The Company failed to file the registration statement on time, and a Non-Registration Event occurred. For each thirty (30) day period during such Non-Registration Event, the Company was required to deliver to each purchaser, as liquidated damages, an amount equal to one and one-half percent (1.5%) of the aggregate purchase price (as such term is defined in the Securities Purchase Agreement) paid by such purchaser for securities (as such term is defined in the Securities Purchase Agreement). The Company had at its sole discretion to pay the Non-Registration Event penalty payment in cash or in shares of its common stock. On November 23, 2005, the Company issued 384,970 shares of its common stock to the purchasers. When the Company was in a penalty position for the quarter ended September 30, 2005, in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, " Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock, " the fair value of the warrants were accounted for as a liability, with an offsetting reduction to additional paid-in capital. The warrant liability was reclassified to equity as additional paid-in capital on the date that the registration statement was deemed effective, which is the same date the potential for a penalty ceased.

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

5. Warrant Re-pricing

    As of December 31, 2007, the Company did a subsequent re-pricing to the 2005 Investor and Agent Warrants automatically as a result of the 8% Convertible Note financing that closed in December 2007 as follows:

	# Warrants	Price
Investor Warrants-Original Price	2,382,125	$1.94
Investor Warrants-Re-priced with Consent	3,507,200	$0.81
Agent Warrants-Original Price	192,502	$1.29
Agent Warrants-Re-priced with Consent	720,815	$0.81

    As of December 31, 2007, the above re-pricing was a result of anti-dilution provisions for the 2005 Investor and Agent Warrants. The revised exercise price was out-of-the money on the measurement date because the closing stock price on December 31, 2007 was $0.29. There have been no other adjustments to the warrants original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

    As of December 2007, the Company reclassified a gain for 2007 of $3,034,758 to additional paid in capital on the re-pricing of the warrant valuation in relation to the closing of the 8% Convertible note offering triggered anti-dilution provisions of the 2005 Investor and Agent warrants. The gain was a result of using a Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

    As of June 30, 2007, the Company re-priced Investor Warrants to purchase 61,250 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on June 30, 2007, was $0.39. This resulted in a re-classification of $100,563 among equity accounts warrant valuation and additional paid in capital. There have been no other adjustments to the warrants’ original terms as discussed above. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting which was held on June 7, 2007.

    As of March 31, 2007, the Company re-priced Investor Warrants to purchase 18,750 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on March 31, 2007, was $0.48. This resulted in a re-classification of $30,784 among equity accounts warrant valuation and additional paid in capital. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting which was held on June 7, 2007.

    As of December 31, 2006, the Company re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting which was held on June 7, 2007.

    As of December 31, 2006, the Company re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on December 31, 2006, was $0.71. There have been no other adjustments to the warrants’ original terms as discussed above. These warrants were issued to the agents based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above. The Company accepted consent letters up until the close of business on the date of the 2007 Annual Meeting which was held on June 7, 2007.

    In total, the Company reclassified a total gain to date of $9,358,109 to additional paid in capital on the re-pricing of the warrant valuation for the 2005 Investor and Placement Agent warrants. The gain was a result of using Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

    The reason why the warrants were re-priced related to the issuance of the new warrants to Jano Holdings Ltd. as a result of the Company’s credit facility. These warrants triggered the anti-dilution adjustment in Section 2.1(c) of the Investor and Placement Agent Warrant Agreements and would have re-priced the Investor Warrants from $3.00 to $2.71 per share and the Agent Warrants from $2.00 to $1.88 per share. However, the Company and the Board of Directors decided to re-price all of the issued Investor and Agent Warrants pursuant to the Securities and Purchase Agreement dated as of December 31, 2004, with a new exercise price of $1.25 per share.

6. Warrants

The following table summarizes information about warrants:

	Warrants Summary		Weighted Average Exercise Price
August 2004 (Inception)	-

Granted	6,666,666	(a)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190	(c)	2.86
Exercised	(71,549)	(d)	2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	10,955,213	(a) (b) (c)	1.26
Exercised	-		-
Cancelled or Forfeited	(10,839,681)	(a) (c)	2.32

December 31, 2006	13,584,839		1.58

Granted	7,986,000	(e) (f) (g)	0.31
Exercised	-		-
Cancelled or Forfeited	(6,746,666)	(a) (e) (f)	1.27

December 31, 2007	14,824,173		0.73

(a)	The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech. The warrants were cancelled on March 30, 2007.

(b)
During 2005, the Company settled with investors in Artwork and Beyond with respect to certain corporate actions effected prior to the corporate share exchange conducted on October 1, 2005 as explained in Note A. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003 into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock. The warrants were issued in January 2006. The new warrants have an exercise price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model and valued the warrants at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

(c)
As of December 31, 2006, the Company had re-priced Investor Warrants to purchase 3,452,200 shares to a new exercise price of $1.25. As of December 31, 2006, the Company had re-priced Agent Warrants to purchase 720,815 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on December 31, 2006 was $0.71. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

(d)	Agent Warrants exercised in 2005.

(e)
As of March 31, 2007, the Company had re-priced Investor Warrants to purchase 18,750 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on March 31, 2007 was $0.48. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

(f)
As of June 30, 2007, the Company had re-priced Investor Warrants to purchase 61,250 shares to a new exercise price of $1.25. The revised exercise price was out-of-the money on the measurement date because the closing stock price on June 30, 2007 was $0.39. There have been no other adjustments to the warrants’ original terms. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005.

(g)
As of December 31, 2007, the Company issued 7,906,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO AND POTENTIALLY SETTLED IN A COMPANY'S OWN COMMON STOCK", the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital.

NOTE I - STOCK OPTION PLANS AND STOCK BASED COMPENSATION

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

Stock Options

    On January 5, 2006, the Company issued 1,040,000 stock options to certain employees and directors. The stock options were approved by the Board of Directors’ Compensation Committee under the 2005 Equity Incentive Plan. Terms of the options include a 5 year expiration life, 100% vesting on the date of grant and an exercise price of $2.03. On April 19, 2006, the Company issued another 20,000 stock options to a director. The total cost of $2,029,895 will be recognized over the period during which each employee or director is required to provide service in exchange for the respective award - the requisite service period (usually the vesting period). No compensation cost was recognized for equity instruments for which employees do not render the requisite service. As of December 31, 2007, 240,000 stock options were forfeited by terminated employees.

    On August 13, 2007, the Company issued 1,050,000 stock options to certain employees.  The stock options were approved by the Board of Directors’ Compensation Committee as part of the employees’ employment agreements.  Terms of the stock options include a ten-year expiration life, vesting quarterly over twelve months and a exercise price of $0.25.  The total expense to record over the service period is $304,500 and is recorded in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)").  As of December 31, 2007, the Company had recorded a non-cash expense for the twelve months then ended of $697,201 related to the implementation of FAS123(R), “Share Based Payments”.

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

    Effective April 1, 2007, Mr. Paul Miller began serving the Company as special consultant to the Chief Executive Officer and as the non-executive Chairman of the Board of Directors of the Company’s wholly owned subsidiary, Advance Homeland Security plc (“AHS”). In accordance with the agreement, Mr. Miller will not receive an annual salary. On April 14, 2007, Mr. Miller received 100,000 shares of restricted common stock of the Company for commencement of his services. Mr. Miller will receive equity compensation based on the completion of milestones determined by the Company. There are a total of six milestones where Mr. Miller may earn up to 1,200,000 shares of restricted common stock. This agreement may be terminated by either party upon thirty (30) days’ written notice to the other party. Any termination of this agreement will not adversely affect any rights or obligations that may have accrued to either party prior to the date of termination, including without limitation, obligations to pay all amounts due and payable. During the quarter ended June 30, 2007, the Company recognized a non-cash expense of $45,000 related to the contract.

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

Shares Granted to Employees

    The following bonus grants were approved by the Board of Director’s Compensation Committee under the 2005 Equity Incentive Plan through during the fiscal years ended December 31, 2006 and 2007:

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

    As of June 30, 2007, the Company has accrued for a bonus grant of $213,854 for shares to be issued to certain employees of the Company for their performance related to service in the second quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of December 31, 2007, and are pending the Board of Directors’ Compensation Committee approval.

    As of September 30, 2007, the Company accrued an additional bonus grant of $16,516 for shares to be issued to certain employees of the Company for their performance related to service in the third quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of December 31, 2007 and are pending the Board of Directors’ Compensation Committee approval.

    As of December 31, 2007, the Company accrued an additional bonus grant of $44,211 for shares to be issued to certain employees of the Company for their performance related to service in the fourth quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of December 31, 2007 and are pending the Board of Directors’ Compensation Committee approval.

    As of December 31, 2007, the Company accrued Executive Equity Grants totaling $105,024 for shares to be issued to certain executives of the Company according to their employment contracts related to service in the fourth quarter of 2007 and accrued for a non-cash compensation expense related to the fair market value of the stock compensation. These awards were not yet issued as of December 31, 2007 and are pending the Board of Directors’ Compensation Committee approval and the approval of a new 2008 Equity Incentive Plan.

    As of December 31, 2007, there were 240 shares that had not been issued under the 2005 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11

Granted	1,060,000	2.11
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	827,027	3.58

Granted	525,000	0.25
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2007	1,352,027	2.29

Range of Exercise Prices	Number Outstanding as of December 31, 2007	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of December 31, 2007	Compensation Cost Yet to be Recorded
$0.25	525,000	9.76	$0.25	$116,795	$187,705
$2.03-$3.50	820,000	3.06	2.14	1,594,647	435,248
$20.00-80.00	4,913	1.34	27.23	-	-
$100.00-200.00	762	1.33	160.30	-	-
$700.00	1,352	1.69	700.00	-	-

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of December 31, 2007, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases

2008	194,064	23,478
2009	196,295	9,361
2010	139,043	5,460
2011	-	-
Thereafter	-	-

Amounts representing interest	-	(2,938)

Total principal payments	$529,402	$35,362

    The Company currently leases 3,569 square feet of general office space at its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $14,917 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010. Management believes the office space is adequate for the Company’s current needs.

    The Company’s indirectly owned subsidiary Owlstone Nanotech, Ltd. has three leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All three leases are on a month-to-month basis and either party can terminate at any time with a 30-day notification. The following is a breakdown of the three leases and their other terms:

•	Unit 17- 1,280 square feet and monthly rent payments of approximately $9,200 (GBP £4,500) which commenced on Oct. 13, 2006
•	Unit 33- 1,280 square feet and monthly rent payments of approximately $8,100 (GBP £3,950) which commenced on Feb. 14, 2005
•	Unit 47- 205 square feet and monthly rent payments of approximately $1,600 (GBP £786) which commenced on Jan. 13, 2006

    Effective August 14, 2006, the Company’s directly owned subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Park 80 West Plaza 2, Saddle Brook, NJ, for monthly rent of $2,000. The lease is on a month-to-month basis and either party can terminate at any time with a 30-day notification. The office is utilized as an executive office for Owlstone Nanotech Inc.

    Effective August 14, 2006, the Company’s directly owned subsidiary Owlstone Nanotech, Inc. began leasing office facilities at Cambridge Innovation Center, Jacksonville Room, One Broadway, 14 th Floor, Cambridge, MA for monthly rent of $1,300. The lease is on a month-to- month basis and either party can terminate at any time with a 30-day notification. The office is utilized as Owlstone Nanotech Inc.’s laboratory for research and development activities. The Company does not own and has no plans to own any real estate and all facility leases will be structured as operating leases.

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

    Owlstone had maximized their credit facility of $3 million and we were not obligated to provide any additional funding as of September 30, 2006.  However, on July 28, 2006, the Company agreed to provide Owlstone with a $400,000 credit facility that would further fund Owlstone operations. As of August 3, 2006, the Company advanced Owlstone a total of $200,000 under this new credit facility. The credit facility was convertible into shares of common stock at Advance Nanotech’s discretion; however Owlstone repaid the entire outstanding amount, plus interest, on September 6, 2006. The $400,000 facility accrued interest at an annual rate of 10.0% and matured on October 28, 2006. As compensation for this new credit facility, Owlstone issued Advance Nanotech 40,000 warrants to purchase shares of its common stock. The warrants have an exercise price of $1.50 and expire three years after issuance.

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

    On May 18, 2007, the Company entered into a Second Amendment to Facility Agreement with Owlstone, which served to provide the Company with the ability to capitalize any outstanding amounts owed by Owlstone to the Company at a price of $1 per share. On May 18, 2007, the Company elected to convert all of the loans owed by, Owlstone into shares of common stock. The amount capitalized totaled $3,000,000 and was converted into equity at a price of $1 per share.

    Owlstone closed ten rounds of financing during the fiscal year ended December 31, 2007. In these 10 rounds, unlike the first five rounds in 2007, Owlstone sold convertible promissory notes totaling $2,305,423. The notes are unsecured and bear interest on September 25, 2007 at a rate of 10% per annum. All unpaid principal and accrued interest on the notes are due and payable in full upon the date, which shall in no event be before September 25, 2008, on which the note holders’ supermajority makes demand for repayment of all of the notes. The principal on these notes may at the option of the holder be converted at any time into shares of common stock of Owlstone at a conversion price equal to $1.00 per share.

NANO SOLUTIONS

    On November 2, 2004, the Company announced a research collaboration agreement between Nano Solutions Limited and Imperial College, London, to provide approximately $6.25 million for the development of eight bio-nanotechnologies, predominantly in the healthcare devices sector. Payments of approximately $490,000 were due quarterly through October 2007.

    On July 13, 2006, the Company provided notice of termination of three of the original eight research projects at Nano Solutions Limited, which is located at Imperial College, London. The three projects terminated were Econanotech, Nano Composites and Visus Nanotech. Management decided to terminate these projects after 18 months of their 36-month (three-year) research agreements because management believed the projects were not aligned with the overall portfolio of the Company.

    On February 22, 2007, the Company and Imperial College mutually agreed to terminate and cancel the original collaboration agreement. The Company cancelled all projects associated with the original agreement in order to refocus the projects’ technical and commercial milestones and place them in-line with our overall Homeland Security segment objectives. The Company may work together with the College to form a new collaboration agreement which will include the intellectual property rights as background intellectual property for any new project started. It is the Company’s intention to better align the Nano Solutions projects with other programs in the portfolio.

NANOFED (including NanoLight)

    On December 13, 2004, NanoFED Limited entered into an approximate $2.0 million development contract with the University of Bristol, to further develop the existing technologies the university has generated in the area of field emission displays. Payments were due quarterly through contract expiration on November 30, 2006.  The Company is in discussion with the University with respect to intellectual property rights resulting from the original collaboration agreement. Subject to final resolution, the Company will negotiate to extend the NANOFED and NANOLIGHT programs with a view to their commercialization.

CAMBRIDGE NANOTECHNOLOGY

    On December 24, 2004, Cambridge Nanotechnology Limited entered into a collaboration agreement with the University of Cambridge to provide $5.25 million for the development of nanotechnologies, predominantly in the displays and optical sector. Payments are due quarterly through December 2008. The Company was obligated to provide approximately $1,808,000 (GBP £904,000) to fund seven separate research projects. Cambridge Nanotechnology Limited has the right to terminate any research project for convenience, but must provide notice and pay pro-rata up to the point of termination. The termination of any research project would not relieve Cambridge Nanotechnology Limited from its total funding obligations to the University of Cambridge but would, however, reduce Cambridge Nanotechnology Limited’s financial commitment during the next 12 months.

    On May 14, 2007, the Company and the University terminated the third-party collaboration agreement. Under the terms of the termination, the Company transferred two projects, Ultratubes (formerly known as NanoOptics) and Osputt (formerly know as Inovus Materials) to the CAPE strategic partnerships, in which Advance Nanotech had an interest, and cancelled the Cambridge Nanotechnology, NanoPhotonics and Exiguus Technologies projects. Subsequent to the transfer, Ultratubes became a joint collaboration between the Company and Dow Corning Limited and Osputt became a joint collaboration between the Company and the Alps Electric Company.

BIO-NANO SENSIUM

    On January 24, 2005, the Company's subsidiary, Bio-Nano Sensium Technologies Limited, entered into a collaboration agreement with Toumaz Technology Limited. Under the terms of the agreement, Bio-Nano Sensium Technologies Limited is to fund the development of an implantable blood-glucose sensor in even quarterly payments. The project is currently suspended and there are no further payment obligations under the agreement. We are currently in discussions with our collaboration partner to revise the Company’s rights to intellectual property and the financial obligations under this contract. The Company transferred 45% ownership of Bio-Nano Sensium Technologies Limited to Toumaz Technologies Limited and Professor Chris Toumazou.

CAPE

    On February 1, 2005, the Company entered into a strategic partnership with the new Centre for Advanced Photonics and Electronics (“CAPE”) along with the University of Cambridge, Alps Electric Company, Dow Corning Limited and Ericsson Marconi Corporation. CAPE is housed within the newly constructed Electrical Engineering building at the University of Cambridge and includes over 22 academics, 70 post-doctoral researchers and 170 researchers. The CAPE building was completed in early 2006.  Advance Nanotech, as a strategic partner to CAPE, will provide additional and innovative commercialization opportunities for the technologies developed in CAPE, with a particular emphasis on nanotechnology. In addition, each strategic partner and the University of Cambridge nominates representatives to the Steering Committee, which is responsible for the overall research objectives of CAPE, its areas of technical focus and arising intellectual property arrangements.

    Advance Nanotech committed $4.95 million over five years for the funding of specific projects within CAPE, which may include jointly-funded collaborations with the other strategic partners. Payments were due each quarter through October 2007.  Advance Nanotech and CAPE terminated the agreement in September 2007.  With respect to the jointly-funded projects with other strategic partners, we cannot withdraw unless we terminate the agreement.

    As of December 31, 2007, the Company had fully funded the costs of the CAPE partner projects according to its contractual agreements and subsequently terminated its strategic partnership agreement between the Company and CAPE effective September 30, 2007. The Company benefits from a six month timeframe during which the Company can exercise its commercial exploitation rights over the intellectual properties generated by the funded projects. The Company is currently involved in the creation of a spin-out company based on one of the funded projects. The spin-out company is being coordinated in syndication with external investors, and investment and technical due diligence is currently being performed.

3. Defined Contribution Plan

    The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of December 31, 2007.

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

    The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2007 the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,312,393 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is no assurance the carry-forwards will be used. Potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE L - RELATED PARTY TRANSACTIONS

    On February 1, 2007, the Company subleased certain office space at the New York corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a director, Lee Cole, of the Company. Under the terms of the sublease, the sublease ran from February 1, 2007 through January 2008 and required monthly rent payments of $8,000.

Note M - Convertible Notes Payable

On December 19 and 21, 2007, we entered into subscription agreements with selected institutional and accredited investors regarding the private placement of up to a maximum of $8,800,000 principal amount of 8% senior secured convertible notes. Each investor who subscribed to the notes received 50% warrant coverage at $0.30 per share as common stock warrants. The notes mature on the date that is three years from the date of issuance and are convertible into shares of our common stock at a price of $0.25 per share. The notes constitute our senior indebtedness and provide that we can not incur other indebtedness (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) without the consent of the noteholders. The notes are secured by all of our intellectual property, books and records and proceeds of the sale of our intellectual property, as well as all of the equity interests in our subsidiaries. The warrants are exercisable into shares of our common stock for a period of five years from the date they are issued at a price of $0.30 per share.

In connection with the private placement, we received gross proceeds of an aggregate of $6,700,000. However, because we did not have a sufficient number of authorized shares of our common stock to allow for conversion of the notes and exercise of the warrants, representing the total amount of proceeds received, we issued notes and warrants in December 2007 for only that portion of the total proceeds that was allowed given our current capital structure. As a result, we issued notes with a principal face amount of $3,953,000 and warrants convertible into 7,906,000 shares of our common stock. The remainder of the proceeds received during the private placement was held in escrow as of December 31, 2007 pursuant to the terms of an escrow agreement, pending amendment of our certificate of incorporation to increase the number of our authorized shares of common stock from 75,000,000 to 200,000,000. This charter amendment was approved by our stockholders in February 2008.

Pursuant to the terms of the registration rights agreements entered into in connection with the December 2007 8% Convertible Note offering, the Company is required to pay a cash penalty if it fails to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the common stock underlying the Notes purchased and the common stock underlying the issued warrants. The fair value of the 7,906,000 warrants issued in connection with the December 2007 offering was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. I n accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital.

NOTE N - SUBSEQUENT EVENTS

    Effective January 22, 2008, the Board of Directors of the Company elected Mr. Joseph C. Peters as a member of the Board of Directors. Mr. Peters filled the vacancy created from the resignation of Mr. John Robertson, who resigned from the Board of Directors as of January 22, 2008. Mr. Joseph Peters was unanimously elected as an independent Director to the Board of Directors of the Company. Mr. Peters served President George W. Bush as the Assistant Deputy Director for State and Local Affairs of the White House's Drug Policy Office - commonly referred to as the Drug Czar's Office. There his duties included supervision of the country's High Intensity Drug Trafficking Area (HIDTA) Program. Mr. Peters also served as the Drug Czar's Liaison to the White House Office of Homeland Security and Governor Tom Ridge. Previously, Mr. Peters joined the Clinton White House, to direct the country's 26 HIDTAs, with an annual budget of a quarter billion dollars. Mr. Peters also represented the White House Drug Czar’s office with police, prosecutors, governors, mayors and many non-governmental organizations. Mr. Peters was named as a special organized crime prosecutor with the US Department of Justice and received its “John Marshall Award” from US Attorney General Dick Thornburg. Mr. Peters began his career as a State prosecutor when he joined the Pennsylvania Attorney General's office in 1983. He later served as a Chief Deputy Attorney General of the Organized Crime Section, and in 1989 was named the first Executive Deputy Attorney General of the newly created Drug Law Division. In that capacity, Mr. Peters oversaw the activities of 56 operational drug task forces throughout the State, involving approximately 760 local police departments with 4,500 law enforcement officers. Mr. Peters consults to national and international law enforcement organizations on narco-terrorism and related intelligence and prosecution issues. He is a member of the International Association of Chiefs of Police (IACP), where he sits on their Terrorism Committee. Mr. Peters serves as President and Director of MSGI Security Solutions, Inc (MSGI.OB) since 2004. Mr. Peters also serves on the Board of Directors of Vigicomm Inc. since 2007.

    On February 12, 2008, at the Company's Special Meeting of Stockholders, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.

    Upon obtaining stockeholder approval of the amendment to the Company’s certificate of incorporation, the escrowed funds described in Note H.4 were released on February 15, 2008,  and the Company issued Notes with a principal face amount of $2,747,000 and Warrants convertible into 5,494,000 shares of Common Stock.

    On March 1, 2008, the Company renewed certain office space at the New York Corporate office located at 600 Lexington Avenue on a month–to–month term. The sublease tenant is an affiliate of a director, Lee Cole, of the Company.

    On March 14, 2008 the Company received notice from Magnus Gittins, the President and Executive Chairman of the Company, that he intends to terminate his employment relationship with the Company one hundred and eighty (180) days from the date of such notice, pursuant to the terms of his Amended and Restated Employment Agreement with the Company dated August 13, 2007.

    On March 15, 2008, the Company received notice from Antonio Goncalves Jr., the Chief Executive Officer of the Company, that he intends to terminate his employment relationship with the Company one hundred and eighty (180) days from the date of such notice, pursuant to the terms of his Amended and Restated Employment Agreement with the Company dated August 13, 2007.