Form 10-K/A
period 2007-12-31
Advance Nanotech, Inc.
filed 2008-04-01
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Advance Nanotech, Inc. (the “Company”) for the year ended December 31, 2007 (the “Original Form 10-K”) is solely to file certifications by the correct principal executive officer of the Company as Exhibit Nos. 31.1 and 32.1 thereof.

This Amendment No. 1 amends and restates in its entirety Part IV, Item 15(a)(3) of the Original Form 10-K. The remaining provisions of the Original Form 10-K have not been amended.  This Amendment No. 1 continues to reflect circumstances as of the date and time of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

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
Advance Nanotech Singapore Pte. Limited (a Singapore corporation)
Owlstone Nanotech, Inc. (a Delaware corporation)
Owlstone Limited (a UK corporation)
Bio-Nano Sensium Technologies Limited (a UK corporation)
Cambridge Nanotechnology Limited (a UK corporation)
Nano Solutions Limited (a UK corporation)
NanoFed Limited (a UK corporation)

23.1w	Consent of Mendoza Berger & Company, LLP

31.1w	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2w	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1w	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2w	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
+	Previously herewith.
w	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April 2008.

ADVANCE NANOTECH, INC.

/S/ ANTONIO GONCALVES, JR. ANTONIO GONCALVES, JR PRINCIPAL EXECUTIVE OFFICER

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