Form 10-K/A
period 2007-12-31
Advance Nanotech, Inc.
filed 2008-04-24
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
Amendment No. 2
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 36,667,686 at March 26, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of Advance Nanotech, Inc. (the “Company”) for the year ended December 31, 2007 (the “Original Form 10-K”) is solely (i) to update the number of shares outstanding as of March 26, 2008 on the cover page and in Item 12 and (ii) to add to the Summary Compensation Table under "All Other Compensation" fees paid in January 2008 to Messrs. Gittins, Finn and Goncalves for serving as directors of one of the Company's majority-owned subsidiaries during 2007.

This Amendment No. 2 amends and restates in its entirety Part III, Item 11 and Item 12 of the Original Form 10-K. The remaining items, including Item 8. Financial Statements, of the Original Form 10-K have not been amended.  This Amendment No. 2 continues to reflect circumstances as of the date and time of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid for the fiscal years ended December 31, 2006 and 2007 to our Chief Executive Officer and each of the next two most highly compensated executive officers (as defined in Rule 3b-7 under the Exchange Act) serving at the end of 2007 (referred to as the named executive officers):

Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Magnus R. E. Gittins	2007	$158,144	$-	$37,779	$38,723	$-	$64,666	$299,312
Executive Chairman and	2006	$183,333	$-	$114,178	$255,613	$-	$71,320	$624,444
Chairman of the Board

Antonio Goncalves	2007	$252,083	$-	$22,433	$38,723	$-	$73,116	$386,355
Chief Executive Officer	2006	$109,145	$-	$167,127	$-	$-	$3,864	$280,136

Thomas P. Finn	2007	$240,833	$-	$52,134	$38,723	$-	$73,116	$404,806
Chief Financial Officer and Secretary	2006	$195,000	$-	$137,537	$76,684	$-	$10,700	$419,921

(1)	Per SEC rules, the salary column represents the amount of actual gross wages paid in 2006 and 2007 to the named executive officer.

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

(6)
All Other Compensation consists of commuting allowance, gross-up for payment of taxes, housing allowance and fees for serving as a director of one of the Company's majority-owned subsidiaries as follows:

Name	Commuting Allowance ($)	Housing Allowance ($)	Gross-up for taxes ($)	Director Fees ($)	Total Other Compensation ($)
Magnus R. E. Gittins
2007	$2,250	$-	$-	$62,416	$64,666
2006	$-	$44,400	$26,920	$-	$71,320
Antonio Goncalves
2007	$6,000	$-	$4,700	$62,416	$73,116
2006	$2,167	$-	$1,697	$-	$3,864
Thomas P. Finn
2007	$6,000	$-	$4,700	$62,416	$73,116
2006	$6,000	$-	$4,700	$-	$10,700

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 24, 2008 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group. As of March 26, 2008, we had 36,667,686 shares of common stock outstanding.

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
	Shares of Common Stock Beneficially Owned			Percentage of Total Shares Outstanding
Name and Address of Owner (1)	Shares	Options / Warrants	Total
5% or Greater Stockholders:
LC Capital Master Fund, Ltd. (2)	—	6,000,000	6,000,000	14.1%
Ingalls & Snyder LLC (3)	—	6,000,000	6,000,000	14.1%
Michael E. Hildesley (4)	—	3,600,000	3,600,000	8.9%
BEME Capital Limited (5)	—	3,600,000	3,600,000	8.9%
MacBay Partners, LP (6)	—	4,500,000	4,500,000	10.9%
MacBay Partners, LLC (6)	—	4,500,000	4,500,000	10.9%
Provco Ventures I, LP (7)	—	3,000,000	3,000,000	7.6%
The Black Diamond Fund (8)	—	3,000,000	3,000,000	7.6%
Alpha Capital Anstaldt (9)	—	3,000,000	3,000,000	7.6%
Harborview Master Fund LP (10)	—	2,100,000	2,100,000	5.4%

Directors:
Magnus Gittins (11)	340,470	575,000	915,470	2.5%
Lee Cole (12)	—	120,000	120,000	*
Virgil Wenger (13)	38,379	20,000	58,379	*
Peter Rugg (14)	19,190	20,000	39,190	*
Douglas Zorn (15)	—	—	—	*
Joseph Peters (16)	—	—	—	*

Named Executive Officers:
Magnus Gittins (See above)
Antonio Goncalves, Jr. (17)	246,325	175,000	421,325	1.1%
Thomas Finn (18)	232,613	295,000	527,613	1.4%
All Directors and Named Executive Officers as a Group (8 persons)	876,977	1,205,000	2,081,977	5.4%

*   Less than 1%
(1)	Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Advance Nanotech, Inc., 600 Lexington Avenue, 29th Floor, New York, New York 10022.

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
Advance Nanotech Singapore Pte. Limited (a Singapore corporation)
Owlstone Nanotech, Inc. (a Delaware corporation)
Owlstone Limited (a UK corporation)
Bio-Nano Sensium Technologies Limited (a UK corporation)
Cambridge Nanotechnology Limited (a UK corporation)
Nano Solutions Limited (a UK corporation)
NanoFed Limited (a UK corporation)

23.1+	Consent of Mendoza Berger & Company, LLP

31.1w	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2w	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1+	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
+	Previously filed.
w	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of April, 2008.

ADVANCE NANOTECH, INC.

/S/ ANTONIO GONCALVES, JR. ANTONIO GONCALVES, JR PRINCIPAL EXECUTIVE OFFICER