Form 10-Q
period 2008-03-31
Advance Nanotech, Inc.
filed 2008-05-16
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10065

ADVANCE NANOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1614256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Lexington Avenue, 29th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(212) 583-0080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to
file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐       Accelerated filer ☐

Non-accelerated filer ☐      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
36,667,686 shares as of May 12, 2008.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 from inception (August 17, 2004) through March 31, 2008 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through March 31, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and from inception (August 17, 2004) through March 31, 2008 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4T	CONTROLS AND PROCEDURES	21

PART II --	OTHER INFORMATION	23

ITEM 1	LEGAL PROCEEDINGS	23

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	24

ITEM 5	OTHER INFORMATION	24

ITEM 6	EXHIBITS	24

SIGNATURES		25

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
ASSETS	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$2,329,970	$1,867,626
Restricted cash	77,843	77,557
Prepaid expenses and other current assets	327,443	162,622
Accounts receivable	770,480	1,325,080
Inventory	118,149	74,672
VAT tax refund receivable	91,035	3,902
Deferred financing costs, current position	800,735	801,618

TOTAL CURRENT ASSETS	4,515,655	4,313,077

Property plant and equipment, net	249,658	242,005
Patents	644,834	636,381
Deferred financing costs, net of current portion	600,553	801,620

TOTAL ASSETS	$6,010,700	$5,993,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,298,968	$1,291,882
Accrued expenses	1,535,274	1,369,538
Deferred equity compensation	411,395	345,268
Deferred revenue	-	38,279
Capital lease obligation, current portion	17,670	21,483
TOTAL CURRENT LIABILITIES	3,263,307	3,066,450

Loan payable	-	334,001
Convertible notes payable	9,031,679	6,294,105
Common stock warrants	2,345,618	2,184,266
Capital lease obligation, net of current portion	11,802	13,879
TOTAL LIABILITIES	14,652,406	11,892,701

Minority interests in subsidiaries	7,187,471	6,854,191

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 36,667,686 and 36,595,686 shares issued and outstanding in March 31,2008 and December 31, 2007, respectively	36,668	36,596
Additional paid in capital	16,753,299	16,128,733
Warrant valuation	665,043	2,708,358
Accumulated other comprehensive loss	(1,372,437)	(801,386)
Deficit accumulated during development stage	(31,911,750)	(30,826,109)
TOTAL STOCKHOLDERS' DEFICIT	(15,829,177)	(12,753,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,010,700	$5,993,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Period from August 17, 2004 (Date of inception) to March 31, 2008
Revenue- product	$126,079	$86,973	$571,960
Revenue- service	544,816	53,205	1,117,330
Total net revenue	670,895	140,178	1,689,290

Cost of sales	(399,721)	(79,971)	(676,661)
Gross margin	271,174	60,207	1,012,629

Research and development	(550,202)	(1,166,781)	(16,689,146)
Selling, general and administrative	(2,236,421)	(1,919,694)	(32,165,664)
Total operating expenses	(2,786,623)	(3,086,475)	(48,854,810)

Loss from operations	(2,515,449)	(3,026,268)	(47,842,180)

Other income/ (expense)
Interest Income	12,953	24,400	430,372
Grant income	-	113,318	198,831
Gain on sale of investment	-	-	937,836
Forgiveness of accounts payable and other income	86,554	-	2,707,172
Interest expense	(165,649)	(19,737)	(406,823)
Fair value of warrants gain	961,516	-	9,700,659
Accrued late registration costs	-	-	(2,325,193)

Net loss before minority interest	$(1,620,075)	$(2,908,287)	$(36,599,327)

Minority interest in net loss of subsidiary	534,434	475,919	4,687,576

Net loss	$(1,085,641)	$(2,432,368)	$(31,911,751)

Foreign currency translation adjustment gain / (loss)	(571,051)	(132,442)	(1,372,437)

Comprehensive loss	$(1,656,051)	$(2,564,810)	$(33,284,188)

Net loss per share- basic and diluted	$(0.04)	$(0.08)	$(1.14)

Net loss per share after minority interest- basic and diluted	$(0.03)	$(0.07)	$(0.99)

Comprehensive loss per share-basic and diluted	$(0.05)	$(0.07)	$(1.04)

Weighted average shares outstanding- basic and diluted	36,650,279	34,536,914	32,105,599

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO MARCH 31, 2008
(Unaudited)

	Common Stock Shares	Amount	Preferred Stock	Additional Paid In Capital	Warrant Valuation	Deficit Accumulated During Development	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant loss				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued- FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of December 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

Warrants issued in connection with private placement				(849,708)				(849,708)
Placement costs relating to private placement				(772,869)				(772,869)
Shares issued to consultants for services				-				-
Shares issued to employees	72,000	72		15,768				15,840
Stock options issued- FAS123R				188,060				188,060
Common stock warrants				2,043,315	(2,043,315)			-
Net Loss						(1,085,641)		(1,085,641)
Foreign currency translation							(571,051)	(571,051)
Balance as of March 31, 2008	36,667,686	$36,668	-	$16,753,299	$665,043	$(31,911,750)	$(1,372,437)	$(15,829,177)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	From Inception (August 17, 2004) To March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,085,641)	$(2,432,368)	$(31,911,750)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	33,193	36,572	329,033
Fair value of warrant liability	(961,516)	-	(9,700,659)
Common stock issued for services	-	69,500	2,711,500
Common stock issued to employees	15,840	325,379	1,593,987
Stock options issued to employees	188,060	196,802	1,899,503
Warrants issued for services	-	-	157,708
Accrued late registration costs	-	-	2,325,193
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	(86,554)	-	(2,707,172)

Changes in operating assets and liabilities
Increase in restricted cash	(286)	(285)	(77,843)
Increase in prepayments and other	(164,821)	(11,745)	(327,443)
Increase in inventory	(43,477)	(131)	(118,149)
Decrease (increase) in accounts receivable	554,600	116,106	(770,480)
Decrease in grants receivable	-	113,318
Decrease (increase) in VAT receivable	(87,133)	7,514	(91,035)
Increase in accounts payable	93,640	723,004	4,006,140
Increase in accrued expenses	165,736	273,462	1,535,274
Decrease in deferred grant income	(38,279)	(113,318)	-
Increase (decrease) in deferred equity compensation	66,127	(151,460)	411,395
NET CASH USED IN OPERATING ACTIVITIES	(1,350,511)	(847,650)	(31,672,634)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(34,656)	(13,970)	(572,502)
Development of patent technology	(8,453)	(106,685)	(644,834)
Investment	-	(2,130)	937,836
Minority investment in subsidiary	333,280	401,133	7,187,471
NET CASH PROVIDED BY INVESTING ACTIVITIES	290,171	278,348	6,907,971

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	5,890	(5,417)	41,252
Proceeds from (payments on) credit facility- NAB	(334,001)	428,871	-
Amortization of deferred financing costs	201,950	192,819	(1,401,288)
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of convertible notes	2,737,574	-	9,031,679
Financing fees from issuance of convertible notes	(517,678)	-	(1,085,433)
Financing fees on merger shares issued	-	-	(425,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,093,735	616,273	28,467,070

Effect of exchange rates on cash and cash equivalents	(571,051)	(132,442)	(1,372,437)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$462,344	$(85,471)	$2,329,970

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,867,626	$361,845	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,329,970	$276,374	$2,329,970

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$203,253	$1,035	$251,593
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan payable	$246,000	$-	$600,000
Warrants to be issued for services - non-cash accrual	$255,191	$-	$255,191
Warrants issued in connection with private placement	$849,708	$-	$3,033,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

CURRENT OPERATIONS

We are a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, called Owlstone, which offers an attractive combination of small size, high sensitivity, low power consumption, reprogrammability, high chemical selectivity and low cost. We have determined to progressively divest ourselves of our other technologies and their respective subsidiaries. We will, thereafter, become an operational business centered upon our Owlstone Nanotech, Inc. subsidiary and the ongoing commercialization of its products.

As used in these Notes to Consolidated Financial Statements, the terms “we”, “us”, “our” and “the Company” refer to Advance Nanotech, Inc. and its subsidiaries.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-K for the year ended December 31, 2007. 1n the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 ate not necessarily indicative of the results that may he expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007 included in the Company's report on Form 10-K.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone Nanotech, Inc. (40% of shares outstanding or 47.31% fully diluted before acquisition by the Company of additional shares upon consummation of the Exchange Agreement), Nano Solutions Limited (25%) and Bio-Nano Sensium Limited (45%) are not required to fund losses; accordingly, no losses have been allocated to them.

All inter-company accounts and transactions have been eliminated in consolidation, and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

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

Our operations have not historically generated positive cash flow. We do not expect that our business activities will begin to generate significant positive cash flows before the fourth quarter of 2008. We currently expect that our capital requirements for the next twelve months will be financed in part through the following:

•	cash on hand, which was $2,329,970 as of March 31, 2008;
•	issuances of up to $3,000,000 of additional debt and/or equity; and
•	cash flows from our operations.

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

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at March 31, 2008 are principally held by two institutions in the US and two banks in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At March 31, 2008, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $954,607

CASH AND CASH EQUIVALENTS

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

RESEARCH AND DEVELOPMENT

Research and development costs are clearly identified and are expensed as incurred in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 2, "Accounting for Research and Development Costs."

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the years ended December 31, 2007 and the three months ended March 31, 2008, the effect of the options and warrants were anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have any financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The EITF finalized the definition of a collaborative arrangement and concluded that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented.

Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however, required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations”, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of this statement on January 1, 2008. The Company did not elect the Fair Value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS 159 had no impact on the Company’s financial position, results of operations, or Cash Flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, "Fair Value Measurements" ("FAS 157")_ FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:
Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

RECLASSIFICATIONS

Certain reclassifications have been made to the 2007 financial statements in order to conform to the current presentation.

NOTE B- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

	Estimated	March 31,	December 31,
Asset Description	Useful Life	2008	2007

Furniture and Fixtures	3-5 years	$68,862	$62,444
Office Equipment	3-5 years	64,559	58,377
Computers	3 years	137,610	109,480
Software	3 years	59,387	59,387
Plant and Machinery	5 years	251,938	252,198
		582,356	541,886

Less: accumulated depreciation		(332,698)	(299,881)

Net Property and equipment		$249,658	$242,005

The Company recorded depreciation of $33,193 and $36,572 for the three months ended March 31, 2008 and 2007, respectively.

Maintenance and repairs are expensed as incurred and were $8,462 and $3,772 for the three months ended March 31, 2008 and 2007, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of March 31, 2008, the Company had capitalized internally developed patents of $644,834 and amortization expense of $474 relating to issued patents. Intangible assets are amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications. As of March 31, 2008, the Company had one patent issued in its own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our inventions for a certain period of time from the filing date of the patent application.

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore Pte. Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID Pte. Ltd. for an investment of SGD$300,000, or approximately $207,510. As a result of subsequent equity financings, Advance Nanotech Singapore Pte. Ltd.’s equity stake in Singular ID was reduced to 8.8% prior to its sale in December 2007. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte. Ltd. for $1.19 million and, as a result, realized a gain of $937,836.

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ended March 31, 2008.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:

•
Owlstone Nanotech, Inc. - At March 31, 2008, the Company owned 60% of Owlstone’s outstanding shares, which also represented its percentage of voting control before acquisition by the Company of additional shares upon consummation of the Exchange Agreement.

•	Advance Display Technologies plc- At March 31, 2008, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•	Advance Nanotech Singapore Pte. Ltd.- At March 31, 2008, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Bio-Nano Sensium Technologies Ltd.- At March 31, 2008, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At March 31, 2008, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interests in subsidiaries” in the consolidated balance sheets and “Minority interest in net loss of subsidiary” in the consolidated statements of operations.

NOTE F- REVENUE RECOGNITION

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB104). Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;
•	delivery of the products has occurred;
•	the selling price is both fixed and determinable; and
•	collectability is reasonably assured.

During the three months ended March 31, 2008 and 2007, the Company recognized revenue of $670,895 and $140,178, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping their Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and set-up services provided to customers as of March 31, 2008.

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

NOTE G - REVOLVING CREDIT FACILITIES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by certain collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of March 31, 2008, the Company had not used this facility. As of March 31, 2008, the Company maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At March 31, 2008, the Company had $47 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted market in London. NAB has agreed to provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7 million (GBP £3.5 million) subject to the terms and conditions set forth in the agreement. As of March 31, 2008, the Company had repaid this facility in full and had $0 principal amount outstanding. As of March 31, 2008, the Company owed $52,199.68 in accrued interest payable. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon will bear additional interest at a default rate of 1.5% per month, or 18.0% annum. The NAB credit facility has resulted in the Company recording deferred financing costs, of which $1,401,288 was unamortized as of March 31, 2008. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the 37-month life of the NAB credit facility and will be fully expensed on December 31, 2009.

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

NOTE H - STOCKHOLDERS' EQUITY

1. Common Stock

On June 19, 2006, the Company created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 million shares of authorized common stock, par value $0.001. At March 31, 2008, 36,667,686 shares of common stock were outstanding.

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of March 31, 2008, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2007 Stockholders’ Equity Transactions (See NOTE I for stock-based compensation equity transaction disclosure)

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, “Share-Based Payments” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services,” and recognized over the related service period.

4. Warrant Re-pricing
  As of February 15, 2008, the Company automatically re-priced warrants issued in 2005 to investors and placement agents as a result of the third closing of the 8% Convertible Note financing that closed on February 15, 2008 as follows:

	# Warrants	Price
Investor Warrants-Original Price (Expired as of March 31, 2008)	2,382,125	$1.67
Investor Warrants-Re-priced (Expired as of March 31, 2008)	3,507,200	$0.67
Agent Warrants-Original Price	192,502	$1.07
Agent Warrants-Re-priced	720,815	$0.67

     As of March 31, 2008, the above re-pricing was a result of anti-dilution provisions in the 2005 investor and agent warrants. The revised exercise price was out-of-the money on the measurement date because the closing stock price on March 31, 2008 was $0.18. There have been no other adjustments to the warrants’ original terms as discussed above. Subsequent to the February 15, 2008 re-pricing, as of March 31, 2008, all the 2005 investor warrants expired. These warrants were issued to the investors based upon arms-length negotiations and accounted for as part of the equity transaction related to the private placements in 2005 as discussed above.

     As of March 31, 2008, the Company reclassified a gain of $2,043,315 to additional paid in capital on the February 15, 2008 re-pricing of the warrant valuation. The gain was a result of using a Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

     As of December 31, 2007, the Company had automatically re-priced the 2005 investor and agent warrants as a result of the first and second closings of the 8% Convertible Note financing that closed in December 2007 as follows:

	# Warrants	Price
Investor Warrants-Original Price	2,382,125	$1.94
Investor Warrants-Re-priced	3,507,200	$0.81
Agent Warrants-Original Price	192,502	$1.29
Agent Warrants-Re-priced	720,815	$0.81

     As of December 31, 2007, the above re-pricing was a result of anti-dilution provisions in the 2005 investor and agent warrants. The revised exercise price was out-of-the money on the measurement date because the closing stock price on December 31, 2007 was $0.29.

     As of December 2007, the Company reclassified a gain for 2007 of $3,034,758 to additional paid in capital on the December re-pricing of the warrant valuation. The gain was a result of using a Black Scholes pricing model to determine the fair value. There was no statement of operations effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

5. Warrants

The following table summarizes information about our warrants:

	Warrants Summary		Weighted Average Exercise Price
August 2004 (Inception)	-

Granted	6,666,666	(a)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190	(c)	2.86
Exercised	(71,549)	(d)	2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	10,955,213	(a) (b) (c)	1.26
Exercised	-		-
Cancelled or Forfeited	(10,839,681)	(a) (c)	2.32

December 31, 2006	13,584,839		1.58

Granted	7,986,000	(e) (f) (g)	0.31
Exercised	-		-
Cancelled or Forfeited	(6,746,666)	(a) (e) (f)	1.27

December 31, 2007	14,824,173		0.73

Granted	5,494,000	(h)	0.30
Exercised	-		-
Cancelled or Forfeited	(5,889,325)	(i)	1.18

March 31, 2008	14,428,848		0.34

(a)
The Company’s predecessor, in June 2004, issued Jano Holdings Ltd. (“Jano”) warrants to purchase 6,666,666 shares of common stock of Advance Nanotech, Inc. The warrants were cancelled on March 30, 2007.

(b)
During 2005, the Company settled with investors in Artwork and Beyond with respect to certain corporate actions effected prior to a corporate share exchange conducted on October 1, 2005. The Company agreed to convert principal and interest due on the debentures issued on November 10, 2003 into warrants to purchase common stock. The Board of Directors approved the transaction on December 22, 2005, to issue warrants to purchase 19,300 shares of common stock. The warrants were issued in January 2006. The new warrants have an exercise price of $2.07 and expire on December 22, 2010. The awards vested 100% on the day they were finalized. The Company valued the warrants by using the Black-Scholes option pricing model and valued the warrants at $1.95 each. The Company recorded a non-cash expense of $37,635 related to the debenture settlement in 2005.

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

(g) (h) (i)
As of December 31, 2007, the Company had issued 7,906,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Common Stock", the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital. The fair value of the 7,906,000 warrant liability was re-valued according to EITF No. 00-19 as of the end of the current period. The Company recorded a gain for the period of $961,516 which was recorded as non-operating income in the Company's statement of operations.

As of March 31, 2008, the Company issued 5,494,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.31%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, the estimated fair value of the warrants, in the amount of $849,708, was recorded as a liability, with an offsetting charge to additional paid-in capital.

As of March 31, 2008, the 2005 Investor warrants totaling 5,889,325 expired according to the terms of the warrants.

NOTE I - STOCK OPTION PLANS AND STOCK BASED COMPENSATION

On December 30, 2005, 3,000,000 shares of common stock were reserved for issuance upon bonus grants and exercise of options granted under Advance Nanotech, Inc.’s 2005 Equity Incentive Plan. This non-qualified plan will expire on December 22, 2010, but options may remain outstanding past this date. The Board authorizes the grant of options to purchase stock as well as the grant of shares of stock under this plan. Grants cancelled or forfeited are available for future grants.

Shares Granted to Employees

As of March 31, 2008, the Company accrued a bonus grant of $6,907 for shares to be issued to certain employees of the Company for their performance related to service in the first quarter of 2008 and accrued a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of March 31, 2008 and are pending the Compensation Committee approval and the approval of a new 2008 Equity Incentive Plan.

     As of March 31, 2008, the Company accrued Executive Equity Grants totaling $70,094 for shares to be issued to certain executives of the Company according to their employment contracts related to service in the first quarter of 2008 and accrued a non-cash compensation expense related to the fair market value of the stock compensation. These awards were not yet issued as of March 31, 2008 and are pending the Compensation Committee approval and the approval of a new 2008 Equity Incentive Plan.

     As of March 31, 2008, there were 240 shares that had not been issued under the 2005 Equity Incentive Plan.

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) for public entities that file as small business issuers began on January 1, 2006. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The Company accounts for stock options in accordance with SFAS 123 and has also elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

     A predecessor entity of Artwork and Beyond, Inc., Dynamic IT, was a party to certain stock option plans. There are stock options remaining under the 2001, 2002, and 2003 Dynamic IT Stock Option Plans. These stock options were previously granted by other management and subsequently assumed by Advance Nanotech as a result of a reverse merger. The Company acknowledges and accounts for these options. No future grants may be made under these plans. The 2001, 2002, and 2003 Dynamic IT Stock Option Plans will expire on August 31, 2009, October 31, 2010, and February 2, 2012, respectively.

The following tables summarize disclosure information regarding stock options:
	Number of Options	Weighted Average Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11

Granted	1,060,000	2.11
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	827,027	3.58

Granted	525,000	0.25
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2007	1,352,027	2.29

Granted	262,500	0.25
Exercised	-	-
Cancelled or forfeited	-	-
Balance, March 31, 2008	1,614,527	1.96

Range of Exercise Prices	Number Outstanding as of March 31, 2008	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of March 31, 2008	Compensation Cost Yet to be Recorded
$0.25	787,500	9.51	$0.25	$152,178	$89,322
$2.03-$3.50	820,000	2.81	2.14	1,723,160	306,735
$20.00-80.00	4,913	1.09	27.23	-	-
$100.00-200.00	762	1.08	160.30	-	-
$700.00	1,352	1.44	700.00	-	-

NOTE J- FAIR VALUE ACCOUNTING

The following table sets forth the Company's financial assets and liabilities measured at fair value by level. within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Detachable warrants	$2,345,618	$-	$-	$2,345,618

	$2,345,618			$2,345,618

The Company had no financial assets that were classified within the fair value hierarchy as of the period ending March 31, 2008.

The Company's detachable warrants are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabiloities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants) for the three months ended March 31, 2008.

Balance at beginning of period	$2,184,266
Change in fair value of warrants	(961,516)
Fair value of warrants issued or accrued during the period	1,122,868
Balance at end of period	$2,345,618

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company's stock price from December 31, 2007.

NOTE K- COMMITMENTS AND CONTINGENCIES

1. Leases

As of March 31, 2008, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases

2008	147,221	16,903
2009	196,295	9,361
2010	139,043	5,460
2011	-	-
Thereafter	-	-

Amounts representing interest	-	(2,252)

Total principal payments	$482,559	$29,472

     The Company currently leases 3,569 square feet of general office space at its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $15,706 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010. Management believes the office space is adequate for the Company’s current needs.  On February 1, 2007, the Company subleased certain office space at the New York corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a director, Lee Cole, of the Company. Under the terms of the sublease, the sublease ran from February 1, 2007 through January 2008 and required monthly rent payments of approximately $8,000.  On March 1, 2008, the Company renewed the sublease agreement at the New York Corporate office located at 600 Lexington Avenue on a month- to-month term with required monthly payments of approximately $9,500.

     The Company’s indirectly owned subsidiary, Owlstone Nanotech, Ltd., has four leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All four leases are on a month-to-month basis. Under one lease, either party can terminate at any time with a 30-day notification. The remaining three leases require a 90-day notification. The following is a breakdown of the four leases and their other terms:

-	Unit 67- 460 square feet and monthly rent payments of approximately $3,308 (GBP £1,700) which commenced on Oct. 15, 2007
-	Unit 33- 1,280 square feet and monthly rent payments of approximately $8,925 (GBP £4,587) which commenced on Feb. 14, 2005
-	Unit 47- 205 square feet and monthly rent payments of approximately $1,568 (GBP £786) which commenced on Jan. 13, 2006
-	2 Dirac House- 1,815 square feet and monthly rent payments of approximately $12,658 (GBP £6,500) which commenced on March 28, 2008

     Effective August 14, 2006, the Company’s directly owned subsidiary, Owlstone Nanotech, Inc., began leasing office facilities at Park 80 West Plaza 2, Saddle Brook, NJ, for monthly rent of $2,000. The lease is on a month-to-month basis and either party can terminate at any time with a 30-day notification. The office is utilized as an executive office for Owlstone Nanotech, Inc.

2. Defined Contribution Plan

     The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of March 31, 2008.

NOTE L -INCOME TAXES

     Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

     The Company is subject to income taxes in the United States of America and the United Kingdom. As of December 31, 2007, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $8,312,393 that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements because the Company believes there is no assurance the carry-forwards will be used. Potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE M - RELATED PARTY TRANSACTIONS

     On February 1, 2007, the Company subleased certain office space at the New York corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a director, Lee Cole, of the Company. Under the terms of the sublease, the sublease ran from February 1, 2007 through January 2008 and required monthly rent payments of approximately $8,000.  On March 1, 2008, the Company renewed certain office space at the New York Corporate office located at 600 Lexington Avenue on a month- to-month term with required monthly payments of approximately $9,500.

NOTE N - CONVERTIBLE NOTES PAYABLE

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

In connection with the private placement, we received gross proceeds of an aggregate of $6,700,000. However, because we did not have a sufficient number of authorized shares of our common stock to allow for conversion of the notes and exercise of the warrants, representing the total amount of proceeds received, we issued notes and warrants in December 2007 for only that portion of the total proceeds that was allowed given our current capital structure. As a result, we issued notes with a principal face amount of $3,953,000 and warrants convertible into 7,906,000 shares of our common stock. The remainder of the proceeds received during the private placement was held in escrow as of December 31, 2007 pursuant to the terms of an escrow agreement, pending amendment of our certificate of incorporation to increase the number of our authorized shares of common stock from 75,000,000 to 200,000,000. This charter amendment was approved by our stockholders in February 2008. Upon obtaining approval of the charter amendment by the stockholders on February 15, 2008, the Company issued notes with a principal face amount of $2,747,000 and warrants convertible into 5,494,000 shares of common stock. As of March 31, 2008, in connection with the closings of the sale of convertible notes, the Company paid cash fees to certain placement agents in the amount of $610,500, and the Company accrued placement agents warrants to purchase, in aggregate, 1,742,000 shares of common stock at $0.25 per share.

Pursuant to the terms of the registration rights agreements entered into in connection with the December 2007 8% Convertible Note offering, the Company is required to pay a cash penalty if it fails to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the common stock underlying the Notes purchased and the common stock underlying the issued warrants. The fair value of the 7,906,000 warrants issued in connection with the December 2007 offering was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, ” the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital. The fair value of the 5,494,000 warrants issued upon obtaining approval of the charter amendment in connection with the December 2007 offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of $4.31%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock,” the estimated fair value of the 5,494,000 investor warrants, in the amount of $849,708, was recorded as a liability, with an offsetting charge to additional paid-in capital. As of March 31, 2008, the fair value of the 7,906,000 warrant liability was re-valued according to EITF No. 00-19 as of the end of the current period. The company recorded a gain for the period of $961,516 which was recorded as non-operating income in the Company's respective statement of operations. The 1,742,000 un-issued placement agent warrants’ fair value was also estimated using the Black-Scholes options pricing model as of March 31, 2008, and the Company accrued an estimated value of $273,161 as a liability. Once the placement agent warrants are issued, the accrual will be reversed with an off-setting charge to additional paid-in-capital.

NOTE O - SUBSEQUENT EVENTS
   On March 15, 2008, Antonio Goncalves, Jr., the Chief Executive Officer of Advance Nanotech, Inc., tendered his resignation to be effective 180 days after the date of such notice. Effective as of April 28, 2008, the Board of Directors of the Company accepted Mr. Goncalves’ resignation from the Company effective as of such date.

On March 14, 2008, Magnus R.E. Gittins, the President and Executive Chairman of the Company, tendered his resignation to be effective 180 days after the date of such notice. On May 2, 2008, the Board of Directors terminated Mr. Gittins employment with the Company pursuant to the terms of his Amended and Restated Employment Agreement with the Company dated August 13, 2007.

    Effective as of April 28, 2008, Mr. Peter Rugg was appointed acting Chairman of the Board and Mr. Lee Cole was appointed the acting Principal Executive Officer of the Company.

 FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. “Risk Factors” in our Form 10-K for the period ended December 31, 2007 and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc. and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company.

Overview and Plan of Operations

 Our efforts are principally focused on our most commercialized technology, namely those products developed by Owlstone. Owlstone has developed a chemical detector that has been incorporated into its lead product named Lonestar, which is currently being used in the marketplace. This product was launched in July 2007 and has a growing customer base. Our plan of operations includes a strategic mixture of selling completely integrated products and supplying component parts to original equipment manufacturers. We intend to both partner with market leaders to integrate our technologies into existing commercial applications and partner with contract manufacturers to bring our products direct to market, as is the case with our Lonestar product. We believe that this dual strategy positions us to best achieve the potential for our technologies in the most effective and time-sensitive manner.

Liquidity and Capital Resources

Cash Flows

Our operations have not historically generated positive cash flow. We do not expect that our business activities will begin to generate significant positive cash flows before the fourth quarter of 2008. We currently expect that our capital requirements for the next twelve months will be financed in part through the following:

•	cash on hand, which was $2,329,970 as of March 31, 2008;
•	issuances of up to $3,000,000 of additional debt and/or equity; and
•	cash flows from our operations.

Sources of Cash

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows us to pledge a broad range of eligible assets and accounts in various combinations to maximize our borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to us under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure a loan under this facility could force the sale of the underlying collateral. As of March 31, 2008, we had not used this facility. As of March 31, 2008, we maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. We may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At March 31, 2008, we had $47 of credit available under this agreement.

On November 6, 2006, our subsidiary, Advance Display Technologies plc, or ADT, entered into a conditional Facility Agreement with NAB Ventures Limited, or NAB. We entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB has agreed to provide us one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately $7 million (GBP £3.5 million) subject to the terms and conditions set forth in the agreement. As of March 31, 2008, the Company had repaid this facility in full and had $0 outstanding under the agreement. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon will also bear additional interest at a default rate of 1.5% per month, or 18.0% annum. We may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between us and NAB upon a budget. There are no financial covenants under this agreement. As an inducement to provide the facility under the agreement, NAB received 1,875,000 of ordinary shares of ADT and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted market, or approximately $1.00 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the agreement, NAB also owns 950,000 shares, or 2.7%, of our outstanding common stock. The NAB credit facility has resulted in our recording deferred financing costs, of which $1,401,288 was unamortized as of March 31, 2008. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the 37-month life of the NAB credit facility and will be fully expensed on December 31, 2009.

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

We generated revenues of $670,895 in the three months ended March 31, 2008 compared to $140,178 for the three months ended March 31, 2007, representing an increase of $530,717. Revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of March 31, 2008.

Research and development costs for the three months ended March 31, 2008 compared to the same three months ended March 31, 2007 were $550,202 and $1,166,781, respectively, representing a decrease of $616,579, or 52.8%. This decrease is attributable to the cancellation or suspension of a significant portion of our project portfolio involving our non-Owlstone subsidiaries. Research and development costs include costs associated with the projects as shown in the table below.
	THREE MONTHS ENDED MARCH 31
Project	2008	2007	Change From Prior Year
Owlstone Nanotech, Inc. (1)	$550,202	$559,376	$(9,174)
NanoFED Ltd	—	—	—
Bio-Nano Sensium Technologies Ltd	—	—	—
Cambridge Nanotechnology Ltd	—	252,531	(252,531)
Nano Solutions Ltd	—	74,025	(74,025)
Centre of Advanced Photonics & Electronics	—	245,338	(245,338)
Advance Nanotech (2)	—	35,511	(35,511)
Total	$550,202	$1,166,781	$(616,579)

______________________________________________
(1)	Developing three nanotechnologies
(2)	Management expenses related to projects

Our Singular ID technology was not included in the table above because our minority interest in the entity owning the technology was accounted for using the cost method. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte. Ltd. for $1.19 million.
General and administrative expenses for the three months ended March 31, 2008 compared to the same three months ended March 31, 2007 were $2,236,421 and $1,919,694, respectively, representing an increase of $316,727, or 16.5%. Non-cash related expenses for the period ended March 31, 2008 were approximately $800,000. Non-cash expenses include costs related to FAS123R options, employee and Board of Directors equity grants and deferred financing costs. The increase in general and administrative expenses for the three-month period ended March 31, 2008 was a result of:

•	an increase in non-cash expenses related to our equity and options plans of approximately $200,000;
•	an increase in salaries, employee benefits and medical insurance relating to additional personnel of approximately $80,000;
•	an increase in legal, accounting and SEC filing fees of approximately $70,000;
•	an increase in rents of approximately 20,000; and
•	a decrease in marketing costs of approximately $50,000.

Interest and other income for the three months ended March 31, 2008 and for the three months ended March 31, 2007 was $99,507 and $24,400, respectively, representing an increase of $75,107 from 2007. The increase in other income of $86,554 resulted from the Company’s forgiveness of previously incurred accounts payable that were canceled with our collaboration partners and vendors. Interest income decreased by $11,447 from 2007. This decrease was a result of our decreasing cash and cash equivalents maintained in our short-term money market account, which was invested as a result of the net proceeds raised in the 2005 private placements. Cash decreased as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

We had a net loss of $1,085,641 in the three months ended March 31, 2008 compared to $2,432,368 for the comparable period in 2007, representing a decrease of $1,346,727, or 55%. In 2008, the Company had a net loss of $0.03 cents per share, compared with a net loss of $0.07 cents per share, for the same quarter in 2007. Revenue increased by $530,717 while operating expenses decreased by $299,852 and the Company had a gain of $534,434 from minority interest related to subsidiaries’ losses.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2008, our management carried out an evaluation, under the supervision and with the participation of our Acting Principal Executive Officer ("PEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

Due to the growth of one of our majority owned subsidiaries, the number of accounting transactions and new business processes have increased as well.  It was identified in the fourth quarter of 2007 that as a result of that growth a new business process had been established and implemented between Owlstone Nanotech, Inc. and its wholly owned subsidiary, Owlstone Ltd., without adjusting existing systems to provide adequate documented controls and procedures required for external reporting by management.  Our management made multiple changes to improve our internal control over financial reporting throughout the organization in 2007; however, Owlstone Ltd. did not complete an integration to a new consolidated accounting system as planned for 2007. One key change for the Company going forward will be the design and implementation of internal controls over the accounting and oversight of Owlstone Ltd., including enhanced accounting systems, processes, policies and procedures that continue past March 31, 2008, and were initially applied in the preparation of our consolidated financial statements. In connection with the initial operation of these controls, we identified and recorded a number of adjustments to our consolidated financial statements and related disclosures, prior to including them in this report.

    During the quarter ended March 31, 2008, we identified a material weakness with the documented controls and procedures of our majority owned subsidiary and with the financial reporting associated with oversight of this subsidiary, particularly as it relates to the increase in business processes that were established. We intend to further develop and re-design controls over Owlstone throughout 2008 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls. During the period from inception (August 17, 2004) to March 31, 2008, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 6, 2008, Mr. Magnus Gittins, a director of the Company and former President and Executive Chairman, filed a complaint with the Department of Labor styled Magnus R. E. Gittins v. Advance Nanotech, Inc., Case No. 2-4173-08-048. Mr. Gittins alleges Sarbanes-Oxley Act retaliatory termination of employment with the Company resulting from his informing the Audit Committee about purportedly inadequate and inaccurate disclosures provided by the Company’s majority-owned subsidiary, Owlstone Nanotech, Inc. Mr. Gittins requests relief in the form of reinstatement of employment and damages in the amount of not less than $10,000,000, the issuance of 650,000 shares of Company common stock, the issuance of 350,000 stock options, salary and benefits through September 10, 2008, attorneys’ fees and costs. The Company does not believe that the complaint made by Mr. Gittins will result in any material liability or have any material adverse effect on the Company. The information allegedly provided by Mr. Gittins and upon which he bases his complaint was not new or previously undisclosed, as the Company had previously disclosed the matter in its Annual Report on Form 10-K for the year ended December 31, 2007, and discloses in Part I, Item 4T of this Form 10-Q. It was identified in the fourth quarter of 2007 that as a result of the growth of Owlstone’s business a new business process had been established and implemented between Owlstone and a subsidiary of Owlstone without adjusting existing systems to provide adequate documented controls and procedures required as a result of this growth for external reporting by management. As a consequence, a material deficiency existed, and continues to exist, regarding Owlstone’s disclosure process, which the Company and its Owlstone subsidiary have been and continue to be working to remedy by improving certain controls and procedures.

We are also involved from time to time in various other lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such other lawsuits currently pending would not have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On December 19 and 21, 2007, we entered into subscription agreements with selected institutional and accredited investors regarding the private placement of up to a maximum of $8,800,000 principal amount of 8% senior secured convertible notes, which was exempt from registration pursuant to Section 4(2) and Regulation D under the Securities Act of 1933. Each investor who subscribed to the notes received 50% warrant coverage at $0.30 per share as common stock warrants. The notes mature on the date that is three years from the date of issuance and are convertible into shares of our common stock at a price of $0.25 per share. The notes constitute our senior indebtedness and provide that we can not incur other indebtedness (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) without the consent of the note holders. The notes are secured by all of our intellectual property, books and records and proceeds of the sale of our intellectual property, as well as all of the equity interests in our subsidiaries. The warrants are exercisable into shares of our common stock for a period of five years from the date they are issued at a price of $0.30 per share.

In connection with the private placement, we received gross proceeds of an aggregate of $6,700,000. However, because we did not have a sufficient number of authorized shares of our common stock to allow for conversion of the notes and exercise of the warrants, representing the total amount of proceeds received, we issued notes and warrants in December 2007 for only that portion of the total proceeds that was allowed given our current capital structure. As a result, we issued notes with a principal face amount of $3,953,000 and warrants convertible into 7,906,000 shares of our common stock. The remainder of the proceeds received during the private placement was held in escrow as of December 31, 2007 pursuant to the terms of an escrow agreement, pending amendment of our certificate of incorporation to increase the number of our authorized shares of common stock from 75,000,000 to 200,000,000. This charter amendment was approved by our stockholders in February 2008. Upon obtaining approval of the charter amendment by the stockholders on February 15, 2008, the Company issued notes with a principal face amount of $2,747,000 and warrants convertible into 5,494,000 shares of common stock. As of March 31, 2008, in connection with the closings of the sale of convertible notes, the Company paid cash fees to certain placement agents in the amount of $610,500, and the Company accrued placement agents warrants to purchase, in aggregate, 1,742,000 shares of common stock at $0.25 per share.

On March 31, 2008, the Company entered into a consulting agreement with Indigo Securities, LLC for advisory services to be performed for the Company in 2008. The Company agreed to issue 1,650,000 warrants to purchase shares of our common stock in the same form of warrant that was issued to investors in the 8% convertible note offering. As of March 31, 2008, these warrants had not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

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

ITEM 5. OTHER INFORMATION.

None .

ITEM 6. EXHIBITS.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) See Index to Financial Statements located on page i.
(2) Financial Statement Schedules: None
(3) Exhibits

Exhibit No.	Document Description

31.1+	Certification of Acting Principal Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32+	Certification by Acting Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 16, 2008	ADVANCE NANOTECH, INC.

	By:	/s/ Lee Cole
Lee Cole
Acting Principal Executive Officer