Form 10-Q
period 2008-06-30
Advance Nanotech, Inc.
filed 2008-08-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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
36,667,686 shares as of August 12, 2008.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 and from inception (August 17, 2004) through June 30, 2008 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through June 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and six months ended June 30, 2008 and 2007 and from inception (August 17, 2004) through June 30, 2008 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4T	CONTROLS AND PROCEDURES	25

PART II --	OTHER INFORMATION	26

ITEM 1	LEGAL PROCEEDINGS	26

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5	OTHER INFORMATION	27

ITEM 6	EXHIBITS	27

SIGNATURES		28

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$750,092	$1,867,626
Restricted cash	78,067	77,557
Prepaid expenses and other current assets	206,205	162,622
Accounts receivable	530,508	1,325,080
Inventory	210,147	74,672
VAT tax refund receivable	10,383	3,902
Deferred financing costs, current position	800,856	801,618

TOTAL CURRENT ASSETS	2,586,258	4,313,077

Property plant and equipment, net	271,346	242,005
Patents	712,501	636,381
Deferred financing costs, net of current portion	400,429	801,620

TOTAL ASSETS	$3,970,534	$5,993,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$932,113	$1,291,882
Accrued expenses	1,344,654	1,369,538
Deferred equity compensation	457,741	345,268
Deferred revenue	-	38,279
Capital lease obligation, current portion	13,774	21,483
TOTAL CURRENT LIABILITIES	2,748,282	3,066,450

Loan payable	-	334,001
Convertible notes payable	9,005,423	6,294,105
Common stock warrants	3,196,104	2,184,266
Capital lease obligation, net of current portion	9,684	13,879
TOTAL LIABILITIES	14,959,493	11,892,701

Minority interests in subsidiaries	6,778,928	6,854,191

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 36,667,686 and 36,595,686 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	36,668	36,596
Additional paid in capital	17,160,687	16,128,733
Warrant valuation	665,044	2,708,358
Accumulated other comprehensive loss	(1,355,072)	(801,386)
Deficit accumulated during development stage	(34,275,214)	(30,826,109)
TOTAL STOCKHOLDERS' DEFICIT	(17,767,887)	(12,753,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,970,534	$5,993,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
					From Inception
	Three Months	Three Months	Six Months	Six Months	(August 17, 2004)
	Ended	ended	Ended	Ended	To
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008
Revenue- product	$254,506	1,370	$380,585	88,343	$826,466
Revenue- service	563,214	127,238	1,108,030	180,443	1,680,544
Total net revenue	817,720	128,608	1,488,615	268,786	2,507,010

Cost of Sales	(158,224)	(15,499)	(557,946)	(95.470)	(838,885)
Gross Margin	659,496	113,109	930,669	173,316	1,672,125

Research and development	(662,668)	(830,800)	(1,212,870)	(1,997,581)	(17,351,813)
Selling, general and administrative	(1,948,203)	(2,077,799)	(4,184,625)	(3,997,493)	(34,113,868)
Total operating expenses	(2,610,871)	(2,908,599)	(5,397,495)	(5,995,074)	(51,465,681)

Loss from operations	(1,951,375)	(2,795,490)	(4,466,826)	(5,821,758)	(49,793,556)

Other income/ (expense)
Interest income	3,507	38,084	16,460	62,484	433,879
Grant income	-	-	-	113,318	198,831
Gain on sale of investment	-	-	-	-	937,836
Forgiveness of accounts payable and other income	506,497	-	593,051	-	3,213,669
Interest and other expense	(190,240)	(28,998)	(355,889)	(48,735)	(597,063)
Fair value of warrants gain / (loss)	(850,486)	-	111,030	-	8,850,173
Accrued late registration cost	(66,392)	-	(66,392)	-	(2,391,585)

Net loss before minority interest	(2,548,490)	(2,786,404)	(4,168,566)	(5,694,691)	(39,147,817)

Minority interest in net loss of subsidiary	185,027	426,934	719,461	902,853	4,872,603

Net Loss	(2,363,463)	(2,359,470)	(3,449,105)	(4,791,838)	(34,275,214)

Foreign currency translation adjustment gain / (loss)	588,416	(145,755)	17,365	(278,197)	(784,021)

Comprehensive loss	$(1,775,047)	$(2,505,225)	$(3,431,740)	$(5,070,035)	$(35,059,235)

Net loss per share - basic and diluted	$(0.07)	$(0.08)	$(0.11)	$(0.16)	$(1.21)

Net loss per share after minority interest - basic and diluted	$(0.06)	$(0.07)	$(0.09)	$(0.14)	$(1.06)

Comprehensive loss per share - basic and diluted	$(0.05)	$(0.07)	$(0.09)	$(0.14)	$(1.08)

Weighted average shares outstanding - basic and diluted	36,667,686	35,699,701	36,658,983	35,118,307	32,351,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO JUNE 30, 2008
(Unaudited)

	Common Stock Shares	Amount	Preferred Stock	Additional Paid In Capital	Warrant Valuation	Deficit Accumulated During Development	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant loss				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of Dec 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued- FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of Dec 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

Warrants issued in connection with private placement				(849,708)				(849,708)
Placement costs relating to private placement				(772,869)				(772,869)
Shares issued to consultants for services				-				-
Shares issued to employees	72,000	72		15,768				15,840
Stock options issued- FAS123R				188,060				188,060
Common stock warrants				2,043,315	(2,043,315)			-
Net Loss						(1,085,641)		(1,085,641)
Foreign currency translation							(571,051)	(571,051)
Balance as of March 31, 2008	36,667,686	$36,668	-	$16,753,299	$665,043	$(31,911,750)	$(1,372,437)	$(15,829,177)

Warrants issued in connection with private placement				-				-
Placement costs relating to private placement				(29,665)				(29,665)
Shares issued to consultants for services				255,191				255,191
Shares issued to employees				-				-
Stock options issued- FAS123R				181,863				181,863
Common stock warrants				-	-			-
Net Loss						(2,363,464)		(2,363,464)
Foreign currency translation							17,365	17,365
Balance as of June 30, 2008	36,667,686	$36,668	-	$17,160,687	$665,043	$(34,275,214)	$(1,355,072)	$(17,767,887)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	From Inception (August 17, 2004) To June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,449,105)	$(4,791,838)	$(34,275,214)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	68,543	60,006	364,383
Fair value of warrant liability	(111,030)	-	(8,850,173)
Common stock issued for services	-	440,000	2,711,500
Common stock issued to employees	15,840	595,070	1,593,987
Stock options issued to employees	181,863	341,904	1,893,306
Warrants issued for services	255,191	-	412,899
Accrued late registration costs	66,392	-	2,391,585
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	(86,554)	-	(2,707,172)

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	(510)	526	(78,067)
Increase in prepayments and other	(43,583)	(20,881)	(206,205)
Decrease (increase) in accounts receivable	794,572	216,252	(530,508)
Decrease in grants receivable	-	113,318	-
Decrease (increase) in inventory	(135,475)	(11,197)	(210,147)
Decrease (increase) in VAT receivable	(6,481)	71,683	(10,383)
Increase (decrease) in accounts payable	(273,215)	1,355,835	3,639,285
Increase (decrease) in accrued expenses	(280,075)	631,761	1,089,463
Decrease in deferred grant income	(38,279)	(113,318)	-
Increase (decrease) in deferred equity compensation	112,473	(281,804)	457,741
NET CASH USED IN OPERATING ACTIVITIES	(2,929,433)	(1,392,683)	(33,251,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(42,723)	(22,082)	(580,569)
Development of patent technology	(76,120)	(140,223)	712,501)
Investment (See Note D)	-	(2,130)	937,836
Minority investment in subsidiary	(75,263)	217,964	6,778,928
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(194,106)	53,529	6,423,694

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	11,904	(10,949)	47,266
Proceeds from (payments on) credit facility- NAB	(334,001)	813,503	-
Amortization of deferred financing costs	401,953	348,192	(1,201,285)
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of convertible notes	2,711,318	177,500	9,005,423
Financing fees from issuance of convertible notes	(802,534)	-	(1,370,289)
Financing fees on merger shares issued	-	-	(425,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,988,640	1,328,246	28,361,975

Effect of exchange rates on cash and cash equivalents	17,365	(278,197)	(784,021)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,117,534)	$(289,105)	$750,092

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,867,626	$361,845	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$750,092	$72,740	$750,092

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$272,501	$11,034	$320,841
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan payable	$246,000	$-	$600,000
Warrants issued for services	$255,191	$-	$255,191
Warrants issued in connection with private placement	$849,708	$-	$3,033,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

CURRENT OPERATIONS

We are a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, called Owlstone, which offers an attractive combination of small size, high sensitivity, low power consumption, reprogrammability, high chemical selectivity and low cost. We have determined to progressively divest ourselves of our other subsidiaries and their respective technologies. We will, thereafter, become an operational business centered upon our Owlstone Nanotech, Inc. subsidiary and the ongoing commercialization of its products.

As used in these Notes to Consolidated Financial Statements, the terms “we”, “us”, “our” and “the Company” refer to Advance Nanotech, Inc. and its subsidiaries.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007 included in the Company's annual report on Form 10-K.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Advance Nanotech, Inc. and all of its subsidiaries (the "Company"). Minority stockholders of Owlstone Nanotech, Inc., Nano Solutions Limited and Bio-Nano Sensium Limited are not required to fund losses; accordingly, no losses have been allocated to them.

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

Our operations have not historically generated positive cash flow. We do not expect that our business activities will begin to generate significant cash flows before the fourth quarter of 2008. We currently expect that our capital requirements for the next twelve months will be financed in part through the following:

•	cash on hand, which was $750,092 as of June 30, 2008;
•	issuances of up to $3,000,000 of additional debt and/or equity; and
•	cash flows from our operations.

Management is actively exploring various debt and equity financing transactions. Plans to generate additional revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and applying for more government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until funds from operations can support the growth of the business. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at June 30, 2008 are principally held by two institutions in the US and two banks in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $100,000. At June 30, 2008, the Company had uninsured cash deposits in excess of the Federal Deposit Insurance Corporation insurance limit of $356,610.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the year ended December 31, 2007 and the six months ended June 30, 2008, the effect of the options and warrants were anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash equivalents and accounts payable. Because of the short-term nature of these instruments, their fair value approximates their recorded value. The Company does not have any financial instruments with off-balance sheet risk.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008. SFAS No. 161 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 161 may have on its consolidated financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS No. 162 will not have a material effect on the financial statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS No. 163 will not have a material effect on the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of this statement on January 1, 2008. The Company did not elect the Fair Value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS No. 159 had no impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

	Estimated	June 30,	December 31,
Asset Description	Useful Life	2008	2007

Furniture and Fixtures	3-5 years	$76,865	$62,444
Office Equipment	3-5 years	59,786	58,377
Computers	3 years	166,538	109,480
Software	3 years	59,387	59,387
Plant and Machinery	5 years	276,357	252,198
		638,933	541,886

Less: accumulated depreciation		(367,586)	(299,881)

Net Property and equipment		$271,347	$242,005

The Company recorded depreciation of $67,705 and $60,006 for the six months ended June 30, 2008 and 2007, respectively.

Maintenance and repairs are expensed as incurred and were $9,229 and $8,113 for the six months ended June 30, 2008 and 2007, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of June 30, 2008, the Company had capitalized internally developed patents of $713,802 and amortization expense of $1,301 relating to issued patents. Intangible assets are amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications. As of June 30, 2008, the Company had two patents issued in its own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our inventions for a certain period of time from the filing date of the patent application.

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

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ended June 30, 2008.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interests in subsidiaries represent the minority stockholders’ proportionate share of the equity of:

•
Owlstone Nanotech, Inc. - At June 30, 2008, the Company owned 60% of Owlstone’s outstanding shares, which also represented its percentage of voting control before acquisition by the Company of additional shares upon consummation of the Exchange Agreement.

•	Advance Display Technologies plc- At June 30, 2008, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•	Advance Nanotech Singapore Pte. Ltd.- At June 30, 2008, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Bio-Nano Sensium Technologies Ltd.- At June 30, 2008, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At June 30, 2008, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interests in subsidiaries” in the consolidated balance sheets and “Minority interest in net loss of subsidiary” in the consolidated statements of operations.

NOTE F- REVENUE RECOGNITION

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;
•	delivery of the products has occurred;
•	the selling price is both fixed and determinable; and
•	collectability is reasonably assured.

During the six months ended June 30, 2008 and 2007, the Company recognized revenue of $1,488,615 and $268,786, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping its Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and engineering services provided to customers as of June 30, 2008.

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

NOTE G - REVOLVING CREDIT FACILITIES

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by certain collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows the Company to pledge a broad range of eligible assets and accounts in various combinations to maximize the Company’s borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to the Company under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure the loan under this facility could force the sale of the underlying collateral. As of June 30, 2008, the Company had not used this facility. As of June 30, 2008, the Company maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. The Company may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At June 30, 2008, the Company had $47 of credit available under this agreement.

On November 6, 2006, the Company’s subsidiary, Advance Display Technologies, plc (“ADT”), entered into a conditional Facility Agreement with NAB Ventures Limited (“NAB”). The Company entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted market in London. NAB has agreed to provide the Company one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately USD $7 million (GBP £3.5 million) subject to the terms and conditions set forth in the agreement. As of June 30, 2008, the Company had $0 principal amount outstanding. As of June 30, 2008, the Company owed $52,208 in accrued interest payable. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon will bear additional interest at a default rate of 1.5% per month, or 18.0% annum. The NAB credit facility has resulted in the Company recording deferred financing costs, of which $1,201,285 was unamortized as of June 30, 2008. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the 37-month life of the NAB credit facility and will be fully expensed on December 31, 2009.

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

NOTE H - STOCKHOLDERS' EQUITY

1. Common Stock

On June 19, 2006, the Company created a new class of "blank check" preferred stock (discussed below at 2) which converted 25,000,000 shares of authorized common stock into preferred stock. As a result, the 100,000,000 shares of previously authorized common stock were reduced to 75,000,000 shares of authorized common stock, par value $0.001. At June 30, 2008, 36,667,686 shares of common stock were outstanding.

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of June 30, 2008, there were no shares of preferred stock issued or outstanding.

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

5. Warrants

The following table summarizes information about our warrants:

	Warrants Summary		Weighted Average Exercise Price
August 2004 (Inception)	-		-

Granted	6,666,666	(a)	2.00
Exercised	-		-
Cancelled or Forfeited	-		-

December 31, 2004	6,666,666		2.00

Granted	6,874,190	(c)	2.86
Exercised	(71,549)	(d)	2.00
Cancelled or Forfeited	-		-

December 31, 2005	13,469,307		2.45

Granted	10,955,213	(a) (b) (c)	1.26
Exercised	-		-
Cancelled or Forfeited	(10,839,681)	(a) (c)	2.32

December 31, 2006	13,584,839		1.58

Granted	7,986,000	(e) (f) (g)	0.31
Exercised	-		-
Cancelled or Forfeited	(6,746,666)	(a) (e) (f)	1.27

December 31, 2007	14,824,173		0.73

Granted	5,494,000	(h)	0.30
Exercised	-		-
Cancelled or Forfeited	(5,889,325)	(i)	1.18

March 31, 2008	14,428,848		0.34

Granted	1,650,000	(j)	0.30
Exercised	-		-
Cancelled or Forfeited	-		-

June 30, 2008	16,078,848		0.34

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

(g)
As of December 31, 2007, the Company had issued 7,906,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Common Stock", the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital. The fair value of the 7,906,000 warrant liability was re-valued according to EITF No. 00-19 as of the end of the current period. The Company recorded a gain for the period of $961,516 which was recorded as non-operating income in the Company's consolidated statement of operations.

(h)
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

(i)	As of March 31, 2008, the 2005 investor warrants totaling 5,889,325 expired according to the terms of the warrants.

(j)
As of June 30, 2008, 1,650,000 warrants were issued to a consultant for services to be performed in 2008. The warrant valuation for these warrants was estimated using the Black-Scholes option pricing model. The estimated fair value of the warrants was $255,191 which will be expensed quarterly in 2008.

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

Shares Granted to Employees

As of June 30, 2008, the Company accrued a bonus grant of $9,347 for shares to be issued to certain employees of the Company for their performance related to service in the second quarter of 2008 and accrued a non-cash compensation expense related to the fair market value of the stock compensation including applicable taxes. These awards were not yet issued as of June 30, 2008 and are pending approval of a new 2008 Equity Incentive Plan.

     As of June 30, 2008, the Company accrued executive equity grants totaling $33,705 for shares to be issued to certain executives of the Company according to their employment contracts related to service in the second quarter of 2008 and accrued a non-cash compensation expense related to the fair market value of the stock compensation. These awards were not yet issued as of June 30, 2008 and are pending approval of a new 2008 Equity Incentive Plan.

     As of June 30, 2008, there were 240 shares that had not been issued under the 2005 Equity Incentive Plan.

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

     In December 2004, the FASB issued SFAS No. 123(R)”). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation,” which provided alternative methods of disclosure for stock-based employee compensation. It also supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS 123(R) eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The effective date for SFAS 123(R) for public entities that file as smaller reporting companies began on January 1, 2006. Compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123(R) for either recognition or pro forma disclosures. The Company accounts for stock options in accordance with SFAS 123 and has also elected to adopt the disclosure only provisions of SFAS No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure.”

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, November 30, 2004,
(Inherited Options Post Reverse merger)	7,027	$171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2004	7,027	171.11

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2005	7,027	171.11

Granted	1,060,000	2.11
Exercised	-	-
Cancelled or forfeited	(240,000)	2.03
Balance, December 31, 2006	827,027	3.58

Granted	525,000	0.25
Exercised	-	-
Cancelled or forfeited	-	-
Balance, December 31, 2007	1,352,027	2.29

Granted	262,500	0.25
Exercised	-	-
Cancelled or forfeited	-	-
Balance, March 31, 2008	1,614,527	1.96

Granted	114,423	0.25
Exercised	-	-
Cancelled or forfeited	(665,125)	1.42
Balance, June 30, 2008	1,063,825	2.10

Range of Exercise Prices	Number Outstanding as of June 30, 2008	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of June 30, 2008	Compensation Cost Yet to be Recorded
$0.25	639,423	9.25	$0.25	$231,796	$9,704
$2.03-$3.50	420,000	2.55	2.24	1,825,405	204,490
$20.00-80.00	2,388	1.52	33.61	-	-
$100.00-200.00	663	1.09	160.34	-	-
$700.00	1,352	1.19	700.00	-	-

NOTE J- FAIR VALUE ACCOUNTING

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Detachable warrants	$3,196,104	$-	$-	$3,196,104

	$3,196,104	-	-	$3,196,104

The Company had no financial assets that were classified within the fair value hierarchy as of the period ending June 30, 2008.

The Company's detachable warrants were valued using pricing models, and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility, and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants) for the six months ended June 30, 2008.

Balance at beginning of period	$2,345,618
Change in fair value of warrants	850,486
Fair value of warrants issued or accrued during the period	-
Balance at end of period	$3,196,104

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company's stock price from March 31, 2008.

NOTE K- COMMITMENTS AND CONTINGENCIES

1. Leases

As of June 30, 2008, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases

2008	98,148	10,327
2009	196,295	9,361
2010	139,042	5,460
2011	-	-
Thereafter	-	-

Amounts representing interest	-	(1,691)

Total principal payments	$433,485	$23,457

The Company currently leases 3,569 square feet of general office space at its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $15,706 per month. These facilities are the center for all of our administrative functions in the United States. The lease expires on September 13, 2010. Management believes the office space is adequate for the Company’s current needs.  On February 1, 2007, the Company subleased certain office space at the New York corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a director of the Company, Lee Cole. Under the terms of the sublease, the sublease ran from February 1, 2007 through January 2008 and required monthly rent payments of approximately $8,000.  On March 1, 2008, the Company renewed the sublease agreement at the New York corporate office located at 600 Lexington Avenue on a month-to-month term with required monthly payments of approximately $9,500.

The Company’s indirectly owned subsidiary, Owlstone Ltd., has four leased offices in Cambridge (UK). The Cambridge (UK) offices are located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All four leases are on a month-to-month basis. Under one lease, either party can terminate at any time with a 30-day notification. The remaining three leases require a 90-day notification.  Owlstone Ltd submitted notices of termination for the four leases on June 24, 2008. The following is a breakdown of the four leases and their other terms:

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

Effective June 23, 2008, the Company’s indirectly owned subsidiary, Owlstone Ltd., entered into a five-year lease agreement for Unit 127/136 Cambridge Science Park, Milton Road, Cambridge (UK). The unit has approximately 10,037 square feet. The monthly rent is approximately $30,500 (GPB £15,800), payable quarterly in advance beginning December 24, 2008.

Effective August 14, 2006, the Company’s directly owned subsidiary, Owlstone Nanotech, Inc., began leasing office facilities at Park 80 West Plaza 2, Saddle Brook, NJ, for monthly rent of $2,000. The lease is on a month-to-month basis and either party can terminate at any time with a 30-day notification. The office is utilized as an executive office for Owlstone Nanotech, Inc.

2. Defined Contribution Plan

     The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of June 30, 2008.

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

NOTE M - RELATED PARTY TRANSACTIONS

     On February 1, 2007, the Company subleased certain office space at the New York corporate office located at 600 Lexington Avenue. The sublease tenant is an affiliate of a director of the Company, Lee Cole. Under the terms of the sublease, the sublease ran from February 1, 2007 through January 2008 and required monthly rent payments of approximately $8,000.  On March 1, 2008, the Company renewed certain office space at the New York corporate office located at 600 Lexington Avenue on a month-to-month term with required monthly payments of approximately $9,500.

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

Pursuant to the terms of the registration rights agreement entered into in connection with the December 2007 8% Convertible Note offering, the Company was required to pay a penalty if it failed to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the common stock underlying the notes purchased and the common stock underlying the issued warrants. The fair value of the 7,906,000 warrants issued in connection with the December 2007 offering was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, ” the estimated fair value of the warrants, in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital. The fair value of the 5,494,000 warrants issued upon obtaining approval of the charter amendment in connection with the December 2007 offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of $4.31%, the contractual life of 5 years and volatility of 138%. In accordance with EITF No. 00-19, the estimated fair value of the 5,494,000 investor warrants, in the amount of $849,708, was recorded as a liability, with an offsetting charge to additional paid-in capital. As of June 30, 2008, the fair value of the warrant liability was re-valued according to EITF No. 00-19 as of the end of the current period. The Company recorded a gain for the six-month period ended June 30, 2008 of $111,030 which was recorded as non-operating income in the Company's consolidated statement of operations.

As of June 30, 2008, in accordance with the registration rights agreement, the Company accrued for late registration costs in the amount of $66,392. On July 24, 2008, the Company was notified by the Securities Exchange Commission that the Form S-1 Registration (No. 333-148780) statement, filed on January 22, 2008, was declared effective.

NOTE O - SUBSEQUENT EVENTS

Effective August 1, 2008, the Company has leased a new office facility at 400 Rella Blvd, Suite 160, Montebello, NY 10901 consisting of 2,450 square feet. The terms of the lease include monthly payments of approximately $4,100 per month through June 30, 2011. The Company is consolidating office space with its majority owned subsidiary Owlstone Nanotech, Inc. in the same location. Owlstone Nanotech, Inc. has cancelled its month-to-month lease effective July 31, 2008. This facility will serve as the new corporate headquarters for the Company.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. “Risk Factors” in our Form 10-K for the period ended December 31, 2007 and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

Liquidity and Capital Resources

Management is actively exploring various debt and equity financing transactions. Plans to generate additional revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and applying for more government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until funds from operations can support the growth of the business. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

Cash Flows

Our operations have not historically generated positive cash flow. We do not expect that our business activities will begin to generate significant cash flows before the fourth quarter of 2008. We currently expect that our capital requirements for the next twelve months will be financed in part through the following:

•	cash on hand, which was $750,092 as of June 30, 2008;
•	issuances of up to $3,000,000 of additional debt and/or equity; and
•	cash flows from our operations.

Sources of Cash

On March 31, 2006, Merrill Lynch extended a line of credit with loans to be secured by collateral. Amounts withdrawn under this facility bear interest at a variable rate of 2.0% over the effective LIBOR rate. This loan management account allows us to pledge a broad range of eligible assets and accounts in various combinations to maximize our borrowing capacity. Collateral may include cash and cash equivalents, debts, claims, securities, entitlements, financial assets, investment property and other property. The amount of borrowings available to us under this facility increases proportionally to the assets pledged as security for the loan. Accordingly, a decline in the value of collateral pledged to secure a loan under this facility could force the sale of the underlying collateral. As of June 30, 2008, we had not used this facility. As of June 30, 2008, we maintained a cash balance of $47 and a security balance of $0 in Merrill Lynch investment accounts. We may cancel this agreement at any time subject to being supported by a collateral account sufficient to support an outstanding loan balance, if any. At June 30, 2008, we had $47 of credit available under this agreement.

On November 6, 2006, our subsidiary, Advance Display Technologies plc, or ADT, entered into a conditional Facility Agreement with NAB Ventures Limited, or NAB. We entered into the credit facility in part in order to allow the shares of ADT to be listed on the PLUS-quoted in London. NAB has agreed to provide us one or more loans, each called a drawdown, in the aggregate principal amount of up to approximately $7 million (GBP £3.5 million) subject to the terms and conditions set forth in the agreement. As of June 30, 2008, the Company had $0 outstanding under the agreement. Any outstanding principal amount bears interest per annum at an interest rate of 9.0%. In the event the agreement is not repaid on the maturity date of December 31, 2009, the unpaid principal amount and accrued interest thereon will also bear additional interest at a default rate of 1.5% per month, or 18.0% annum. We may cancel this agreement at any time subject to having no outstanding loan balance. Before each drawdown, there must be a mutual written agreement between us and NAB upon a budget. There are no financial covenants under this agreement. As an inducement to provide the facility under the agreement, NAB received 1,875,000 of ordinary shares of ADT and a warrant to purchase an additional 1,875,000 ordinary shares of ADT at an exercise price per share equal to the share price that ADT’s ordinary shares commenced trading on the PLUS-quoted market, or approximately $1.00 (GBP £0.50). The warrants have a cashless exercise provision. In addition to being the lender under the agreement, NAB also owns 950,000 shares, or 2.7%, of our outstanding common stock. The NAB credit facility has resulted in our recording deferred financing costs, of which $1,201,285 was unamortized as of June 30, 2008. The financing costs resulted from the issuance of 1,875,000 ordinary shares of ADT and a warrant to purchase 1,875,000 additional ordinary shares of ADT. These financings costs are amortized over the 37-month life of the NAB credit facility and will be fully expensed on December 31, 2009.

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

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

We generated revenues of $817,720 in the three months ended June 30, 2008 compared to $128,608 for the three months ended June 30, 2007, representing an increase of $689,112. The Company has generated revenues of $1,488,615 in the six months ended June 30, 2008 as compared to $268,786 in the six months ended June 30, 2007, representing an increase of $1,219,829. Increased revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of June 30, 2008.

Research and development costs for the three months ended June 30, 2008 compared to the same three months ended June 30, 2007 were $662,668 and $830,800, respectively, representing a decrease of $168,132, or 20.2%. Research and development costs for the six months ended June 30, 2008, as compared to the same six months ended June 30, 2007 were $1,212,870 and $1,997,581, respectively, representing a decrease of $784,711 or 39.3%. This decrease is attributable to the cancellation or suspension of a significant portion of our project portfolio involving our non-Owlstone subsidiaries. Research and development costs include costs associated with the projects as shown in the table below.
	Six Months Ended June 30
Project	2008	2007	Change From Prior Year
Owlstone Nanotech, Inc. (1)	$1,208,833	$1,113,776	$95,057
NanoFED Ltd	—	-	—
Bio-Nano Sensium Technologies Ltd	—	-	—
Cambridge Nanotechnology Ltd	—	256,508	(256,508)
Nano Solutions Ltd	—	75,191	(75,191)
Centre of Advanced Photonics & Electronics	—	493,060	(493,060)
Advance Nanotech (2)	4,037	59,046	(55,009)
Total	$1,212,870	$1,997,581	$(784,711)

(1)	Developed and selling three products
(2)	Management expenses related to projects

Our Singular ID technology was not included in the table above because our minority interest in the entity owning the technology was accounted for using the cost method. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte. Ltd. for $1.19 million.

General and administrative expenses for the three months ended June 30, 2008 compared to the same three months ended June 30, 2007 were $1,948,203 and $2,077,799, respectively, representing a decrease of $129,596, or 6.2%. General and administrative expenses for the six months ended June 30, 2008 compared to the same six months ended June 30, 2007 were $4,184,625 and $3,997,493, respectively, representing an increase of $187,132, or 4.7%. Non-cash related expenses for the six month period ended June 30, 2008 were approximately $1.2 million. Non-cash expenses include costs related to FAS123R options, employee and Board of Directors equity grants, equity grants and warrants for consultants in lieu-of-cash and deferred financing costs. The increase in general and administrative expenses for the six-month period ended June 30, 2008 was a result of:

•	an increase in legal, accounting and SEC filing fees of approximately $125,000;
•	an increase in investor relation fees of approximately $79,000;
•	an increase in business license fees and board fees of approximately $72,000;
•	an increase in Owlstone salespeople salaries of approximately $96,000; and
•	an increase in Owlstone IT Consulting costs of approximately $145,000;
which were offset by:
•	a decrease in general consulting costs of approximately $200,000; and
•	a decrease in salaries, employee benefits and medical insurance relating to $125,000.

Interest and other income for the three months ended June 30, 2008 and for the three months ended June 30, 2007 was $510,004 and $38,084, respectively, representing an increase of $471,920 from 2007. Interest and other income for the six months ended June 30, 2008 and for the six months ended June 30, 2007 was $609,511 and $62,484, respectively, representing an increase of $547,027 from 2007. The increase in other income of $593,051 resulted from the Company’s subsidiary receiving a tax credit of approximately $406,000 from the UK government and the Company receiving approximately $110,000 of rent income from the sublease of its New York City offices and for the forgiveness of previously incurred accounts payable that were canceled with our collaboration partners and vendors. Interest income decreased by $46,024 for the same six month period in 2008. This decrease was a result of our decreasing cash and cash equivalents maintained in our short-term money market account, which was invested as a result of the net proceeds raised in the 2005 private placements. Cash decreased as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

We had a net loss of $2,363,463 in the three months ended June 30, 2008 compared to a similar amount of $2,359,470 for the comparable period in 2007. Revenue increased by $689,112 while operating expenses decreased by $297,728 for the three months ended June 30, 2008. Total loss from operations decreased by approximately $844,000 for the three months ending June 30, 2008. Although revenue was up and operating expenses were down, the Company had approximately $850,000 in losses due to the revaluation of the warrant liability and approximately a $160,000 increase in interest expense for the three months ended June 30,2008.

We had a net loss of $3,449,105 in the six months ended June 30, 2008 compared to $4,791,838 for the comparable period in 2007, representing a decrease of $1,342,733, or 28%. In the first six months of 2008, the Company had a net loss of $0.11 cents per share, compared with a net loss of $0.16 cents per share for the same six month period in 2007. Revenue increased by $1,219,829 while operating expenses decreased by $597,580, and the Company had a gain of $719,461 from minority interest related to subsidiaries’ losses for the six months ended June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2008, our management carried out an evaluation, under the supervision and with the participation of our Acting Principal Executive Officer ("PEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the growth of one of our majority owned subsidiaries, the number of accounting transactions and new business processes have increased as well.  It was identified in the fourth quarter of 2007 that as a result of that growth a new business process had been established and implemented between Owlstone Nanotech, Inc. and its wholly owned subsidiary, Owlstone Ltd., without adjusting existing systems to provide adequate documented controls and procedures required for external reporting by management.  Our management made multiple changes to improve our internal control over financial reporting throughout the organization in 2007; however, Owlstone Ltd. did not complete an integration to a new consolidated accounting system as planned for 2007. One key change for the Company going forward will be the design and implementation of internal controls over the accounting and oversight of Owlstone Ltd., including enhanced accounting systems, processes, policies and procedures that continue past June 30, 2008, and were initially applied in the preparation of our consolidated financial statements. In connection with the initial operation of these controls, we identified and recorded a number of adjustments to our consolidated financial statements and related disclosures, prior to including them in this report.

Changes in Internal Control over Financial Reporting

We continue to work on improving the material weakness that was previously identified in the fourth quarter of 2007 with the documented controls and procedures of our majority owned subsidiary and with the financial reporting associated with oversight of this subsidiary, particularly as it relates to the increase in business processes that were established and with an increase in the number of revenue transactions. We continue to develop and re-design accounting controls for Owlstone throughout 2008 including assigning responsibility for execution of the controls throughout various levels of our organization, deploying additional resources in the financial function and focusing on increasing the precision, speed and efficiency of reporting and financial controls. During the quarter ended June 30, 2008, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 6, 2008, Mr. Magnus Gittins, a director of the Company and former President and Executive Chairman, filed a complaint with the Department of Labor styled Magnus R. E. Gittins v. Advance Nanotech, Inc. , Case No. 2-4173-08-048. Mr. Gittins alleges Sarbanes-Oxley Act retaliatory termination of employment with the Company resulting from his informing the Audit Committee about purportedly inadequate and inaccurate disclosures provided by the Company’s majority-owned subsidiary, Owlstone Nanotech, Inc. Mr. Gittins requests relief in the form of reinstatement of employment and damages in the amount of not less than $10,000,000, the issuance of 650,000 shares of Company common stock, the issuance of 350,000 stock options, salary and benefits through September 10, 2008, attorneys’ fees and costs. The Company does not believe that the complaint made by Mr. Gittins will result in any material liability or have any material adverse effect on the Company. The information allegedly provided by Mr. Gittins and upon which he bases his complaint was not new or previously undisclosed, as the Company had previously disclosed the matter in its Annual Report on Form 10-K for the year ended December 31, 2007, and discloses in Part I, Item 4T of this Form 10-Q. It was identified in the fourth quarter of 2007 that as a result of the growth of Owlstone’s business a new business process had been established and implemented between Owlstone and a subsidiary of Owlstone without adjusting existing systems to provide adequate documented controls and procedures required as a result of this growth for external reporting by management. As a consequence, a material deficiency existed, and continues to exist, regarding Owlstone’s disclosure process, which the Company and its Owlstone subsidiary have been and continue to be working to remedy by improving certain controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2008, the Company entered into a consulting agreement with Indigo Securities, LLC for advisory services to be performed for the Company in 2008. The Company agreed to issue 1,650,000 warrants to purchase shares of our common stock in the same form of warrant that was issued to investors in the 8% convertible note offering. As of June 30, 2008, these warrants had been issued and had an estimated fair value of $255,191, which was calculated using the Black-Scholes option pricing model. The cost associated with these warrants will be expensed quarterly in 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

    SIGNATURE S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2008	ADVANCE NANOTECH, INC.

	By:	/s/ Lee Cole
Lee Cole
Acting Principal Executive Officer