Form 10-Q
period 2008-09-30
Advance Nanotech, Inc.
filed 2008-11-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549
___________________

FORM 10-Q
___________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-10065

ADVANCE NANOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1614256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Rella Blvd, Suite 160, Montebello, NY	10901
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(845) 533-4225

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
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 51,727,913 shares as of November 12, 2008.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and from inception (August 17, 2004) through September 30, 2008 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through September 30, 2008 (unaudited)	3

	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2008 and 2007 and from inception (August 17, 2004) through September 30, 2008 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4T	CONTROLS AND PROCEDURES	19

PART II --	OTHER INFORMATION	20

ITEM 1	LEGAL PROCEEDINGS	20

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5	OTHER INFORMATION	21

ITEM 6	EXHIBITS	21

SIGNATURES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$427,604	$1,867,626
Restricted cash	264	77,557
Prepaid expenses and other current assets	250,094	162,622
Accounts receivable	549,956	1,325,080
Inventory	277,896	74,672
VAT tax refund receivable	19,607	3,902
Deferred financing costs, current position	729,455	801,618

TOTAL CURRENT ASSETS	2,254,876	4,313,077

Property plant and equipment, net	309,199	242,005
Patents	699,056	636,381
Deferred financing costs, net of current portion	182,365	801,620

TOTAL ASSETS	$3,445,496	$5,993,083

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,145,731	$1,291,882
Accrued expenses	1,225,878	1,369,538
Deferred equity compensation	472,366	345,268
Deferred revenue	-	38,279
Capital lease obligation, current portion	9,794	21,483
TOTAL CURRENT LIABILITIES	2,853,769	3,066,450

Loan payable	-	334,001
Convertible notes payable	10,045,123	6,294,105
Common stock warrants	2,795,761	2,184,266
Capital lease obligation, net of current portion	7,523	13,879
TOTAL LIABILITIES	15,702,176	11,892,701

Minority interests in subsidiaries	6,088,896	6,854,191

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 50,751,164 and 36,595,686 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	50,751	36,596
Additional paid in capital	16,636,429	16,128,733
Warrant valuation	662,200	2,708,358
Accumulated other comprehensive loss	(1,037,186)	(801,386)
Deficit accumulated during development stage	(34,657,770)	(30,826,109)
TOTAL STOCKHOLDERS' DEFICIT	(18,345,576)	(12,753,808)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,445,496	$5,993,083

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	From Inception (August 17, 2004)
	Ended	Ended	Ended	Ended	To
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
Revenue- product	$390,464	$1,596	$771,049	$89,939	$1,216,931
Revenue- service	618,776	98,994	1,726,806	279,437	2,299,319
Total net revenue	1,009,240	100,590	2,497,855	369,376	3,516,250

Cost of Sales	(449,293)	(31,182)	(1,007,239)	(126,652)	(1,284,178)
Gross Margin	559,947	69,408	1,490,616	242,724	2,232,072

Research and development	(500,474)	(671,279)	(1,713,344)	(2,668,860)	(17,852,288)
Selling, general and administrative	(1,620,022)	(1,808,376)	(5,804,647)	(5,805,869)	(35,733,890)
Total operating expenses	(2,120,496)	(2,479,655)	(7,517,991)	(8,474,729)	(53,586,178)

Loss from operations	(1,560,549)	(2,410,247)	(6,027,375)	(8,232,005)	(51,354,106)

Other income/ (expense)
Interest income	3,054	19,253	19,514	81,737	436,933
Grant income	-	-	-	113,318	198,831
Gain on sale of investment	-	-	-	-	937,836
Forgiveness of accounts payable and other income	(14,755)	-	578,296	-	3,616,228
Interest and other expense	(199,052)	(42,378)	(554,941)	(91,113)	(796,115)
Fair value of warrants gain / (loss)	1,140,885	-	1,251,915	-	9,991,058
Accrued late registration cost	(21,827)	-	(88,219)	-	(2,413,412)

Net loss before minority interest	(652,244)	(2,433,372)	(4,820,810)	(8,128,063)	(39,800,061)

Minority interest in net loss of subsidiary	269,688	544,178	989,149	1,447,031	5,142,291

Net loss	(382,556)	(1,889,194)	(3,831,661)	(6,681,032)	(34,657,770)

Foreign currency translation adjustment gain / (loss)	300,521	1,630,844	(317,886)	(2,041,483)	(483,500)

Comprehensive loss	$(82,035)	$(258,350)	$(3,513,775)	$(8,722,515)	$(35,141,270)

Net loss per share - basic and diluted	$(0.02)	$(0.07)	$(0.13)	$(0.23)	$(1.22)

Net loss per share after minority interest - basic and diluted	$(0.01)	$(0.05)	$(0.10)	$(0.19)	$(1.06)

Comprehensive loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.09)	$(0.24)	$(1.07)

Weighted average shares outstanding - basic and diluted	39,501,968	36,753,295	37,613,562	35,671,318	32,721,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO SEPTEMBER 30, 2008
(Unaudited)

	Common Stock Shares	Amount	Preferred Stock	Additional Paid In Capital	Warrant Valuation	Deficit Accumulated During Development	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant loss				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of Dec 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued- FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of Dec 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

Warrants issued in connection with private placement				(849,708)				(849,708)
Placement costs relating to private placement				(772,869)				(772,869)
Shares issued to consultants for services				-				-
Shares issued to employees	72,000	72		15,768				15,840
Stock options issued- FAS123R				188,060				188,060
Common stock warrants				2,043,315	(2,043,315)			-
Net Loss						(1,085,641)		(1,085,641)
Foreign currency translation							(571,051)	(571,051)
Balance as of March 31, 2008	36,667,686	$36,668	-	$16,753,299	$665,043	$(31,911,750)	$(1,372,437)	$(15,829,177)

Warrants issued in connection with private placement				-				-
Placement costs relating to private placement				(29,665)				(29,665)
Shares issued to consultants for services				255,191				255,191
Shares issued to employees				-				-
Stock options issued- FAS123R				181,863				181,863
Common stock warrants				-	-			-
Net Loss						(2,363,464)		(2,363,464)
Foreign currency translation							17,365	17,365
Balance as of June 30, 2008	36,667,686	$36,668	-	$17,160,687	$665,043	$(34,275,214)	$(1,355,072)	$(17,767,887)

Warrants issued in connection with private placement				(740,542)				(740,542)
Placement costs relating to private placement				(78,945)				(78,945)
Shares issued on conversion of notes	427,888	428		105,872				106,300
Shares issued in connection with Owlstone Exchange	13,291,039	13,291		(13,291)	-			-
Shares issued as late registration penalty	364,551	364		87,855				88,219
Shares issued to employees				-				-
Stock options issued- FAS123R				111,949				111,949
Common stock warrants				2,844	(2,844)			-
Net loss						(382,556)		(382,556)
Foreign currency translation							317,886	317,886
Balance as of September 30, 2008	50,751,164	$50,751	-	$16,636,429	$662,200	$(34,657,770)	$(1,037,186)	$(18,345,576)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	From Inception (August 17, 2004) To September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,831,661)	$(6,681,032)	$(34,657,770)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	104,463	107,450	400,303
Fair value of warrant liability	(1,251,915)	-	(9,991,058)
Common stock issued for services	-	440,000	2,711,500
Common stock issued to employees	15,840	595,070	1,593,987
Common stock issued on conversion of notes	106,300	-	106,300

Stock options issued to employees	481,872	527,050	2,193,315
Warrants issued for services	255,191	-	412,899
Accrued late registration costs	88,219	-	2,413,412
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	(578,296)	-	(3,198,914)

Changes in operating assets and liabilities
Decrease (increase) in restricted cash	77,293	257	(264)
Increase in prepayments and other	(87,472)	(29,932)	(250,094)
Decrease (increase) in accounts receivable	775,124	215,226	(549,956)
Decrease in grants receivable	-	113,318	-
Decrease (increase) in inventory	(203,224)	(20,510)	(277,896)
Decrease (increase) in VAT receivable	(15,705)	21,620	(19,607)
Increase (decrease) in accounts payable	684,821	1,303,099	4,597,321
Increase (decrease) in accrued expenses	(143,660)	554,226	1,225,878
Decrease in deferred grant income	(38,279)	(113,318)	-
Increase (decrease) in deferred equity compensation	127,098	(265,288)	472,366
NET CASH USED IN OPERATING ACTIVITIES	(3,540,291)	(3,232,764)	(33,862,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(151,172)	(32,667)	(689,018)
Development of patent technology	(62,675)	(163,063)	(699,056)
Investment (See Note D)	-	(6,420)	937,836
Minority interest in subsidiary	(765,296)	1,835,680	6,088,895
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(979,143)	1,633,530	5,638,657

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(18,045)	(16,597)	17,317
Proceeds from (payments on) credit facility- NAB	(334,001)	1,160,549	-
Amortization of deferred financing costs	691,418	509,706	(911,820)
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of convertible notes	3,857,319	1,904,770	10,151,424
Financing fees from issuance of convertible notes	(881,479)	-	(1,449,234)
Financing fees on merger shares issued	-	-	(425,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,315,212	3,558,428	29,688,547

Effect of exchange rates on cash and cash equivalents	(235,800)	(2,041,483)	(1,037,186)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,440,022)	$(82,289)	$427,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$1,867,626	$361,845	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$427,604	$279,556	$427,604

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$415,998	$31,974	$464,338
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan/accounts payable/accruals	$602,000	$-	$956,000
Warrants issued for services	$255,191	$-	$255,191
Warrants issued in connection with private placement	$1,590,250	$-	$3,774,516
Convesion of convertible notes payable into common shares	$106,300	$-	$106,300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

CURRENT OPERATIONS

We are a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, called Owlstone, which offers an attractive combination of small size, high sensitivity, low power consumption, re-programmability, high chemical selectivity and low cost. We have determined to progressively divest ourselves of our other subsidiaries and their respective technologies. We will, thereafter, become an operational business centered upon our Owlstone Nanotech, Inc. subsidiary and the ongoing commercialization of its products.

As used in these Notes to Consolidated Financial Statements, the terms “we”, “us”, “our” and “the Company” refer to Advance Nanotech, Inc. and its subsidiaries.

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION and USE OF ESTIMATES

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2007 included in the Company's annual report on Form 10-K.

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

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional financing.

At September 30, 2008, the Company had a total of approximately $427,604 of cash and cash equivalents. Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional financing. The Company is presently pursuing various financing options.  If the Company is unable to arrange new financing or generate sufficient cash flow to support its operations and meet its obligations within the first quarter of 2009, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking of protection from its creditors, or ceasing of operations and liquidation.

Management is also exploring ways to generate additional revenue from operations including co-development and co-funding of its products, licensing products for upfront and milestone payments, and applying for more government grants. The Company has initiated cost reduction programs and will continue to control and reduce expenses until funds from operations can support the growth of the business. Although the Company is exploring all opportunities to improve its financial condition, there is no assurance that these programs will be successful.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2007 under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at September 30, 2008 are principally held by two financial institutions in the US and two banks in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to the current insurance limit.  At September 30, 2008, the Company had uninsured cash deposits, in excess of the Federal Deposit Insurance Corporation insurance limit, of $150,058, which includes funds held by non-US banking institutions.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the year ended December 31, 2007 and the nine months ended September 30, 2008, the effect of the options and warrants were anti-dilutive.

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

	Estimated	September 30,	December 31,
Asset Description	Useful Life	2008	2007

Furniture and Fixtures	3-5 years	$144,445	$62,444
Office Equipment	3-5 years	58,917	58,377
Computers	3 years	165,697	109,480
Software	3 years	59,387	59,387
Plant and Machinery	5 years	264,612	252,198
		693,058	541,886

Less: accumulated depreciation		(383,859)	(299,881)

Net Property and equipment		$309,199	$242,005

The Company recorded depreciation of $104,463 and $107,450 for the nine months ended September 30, 2008 and 2007, respectively.

Maintenance and repairs are expensed as incurred and were $11,301 and $12,269 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of September 30, 2008, the Company had capitalized internally developed patents of $699,056 and amortization expense of $2,141 relating to issued patents. Intangible assets are amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

The Company has filed 30 of its own US and foreign patent applications. As of September 30, 2008, the Company had two patents issued in its own name or the name of a majority owned subsidiary. The Company intends to obtain and defend patents which will give us an exclusive right to commercially exploit our inventions for a certain period of time from the filing date of the patent application.

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

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ended September 30, 2008.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interests in subsidiaries represent the minority stockholders’ proportionate share of the equity of:

•	Owlstone Nanotech, Inc. - At September 30, 2008, the Company owned 84.03% of Owlstone’s outstanding shares, which included shares acquired by the Company upon consummation of the Exchange Agreement.
•	Advance Display Technologies plc- At September 30, 2008, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•
Advance Nanotech Singapore Pte. Ltd.- At September 30, 2008, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.

•	Bio-Nano Sensium Technologies Ltd.- At September 30, 2008, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At September 30, 2008, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

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

During the nine months ended September 30, 2008 and 2007, the Company recognized revenue of $2,497,855 and $369,376, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping its Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and engineering services provided to customers as of September 30, 2008.

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

NOTE G - STOCKHOLDERS' EQUITY

1. Common Stock

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.  At September 30, 2008, 50,751,164 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of September 30, 2008, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2007 Stockholders’ Equity Transactions (See NOTE H for stock-based compensation equity transaction disclosure)

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, “Share-Based Payments” and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services,” and recognized over the related service period.

4. Warrant Re-pricing

    As of September 30, 2008, the Company had automatically re-priced the warrants granted to the placement agent issued in 2005 as a result of the fourth closing of the 8% Convertible Note financing that occurred on September 4, 2008 as follows:

	# Warrants	New Price
Agent Warrants	192,502	$0.91
Agent Warrants	720,815	$0.57

     As of September 30, 2008, the above re-pricing was a result of anti-dilution provisions in the 2005 investor and agent warrants. The revised exercise price was out-of-the money on the measurement date because the closing stock price on September 30, 2008 was $0.18.

     As of September 30, 2008, the Company reclassified a loss for 2008 of $2,844 to additional paid in capital on the September re-pricing of the placement agent warrant valuation. The loss was a result of using a Black Scholes pricing model to determine the fair value. There was no statement of operations effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

As of February 15, 2008, the Company automatically re-priced the warrants granted to the placement agent issued in 2005 as a result of the third closing of the 8% Convertible Note financing that occurred on February 15, 2008 as follows:

	# Warrants	New Price
Investor Warrants- (Expired as of March 31, 2008)	2,382,125	$1.67
Investor Warrants- (Expired as of March 31, 2008)	3,507,200	$0.67
Agent Warrants	192,502	$1.07
Agent Warrants	720,815	$0.67

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

5. Warrants

The following table summarizes information about our warrants:

	Warrants Summary		Weighted Average Exercise Price
June 30, 2008	16,078,848		0.34

Granted	5,547,317	(a ) (b) (c)(d)	0.36
Exercised	-		-
Cancelled or Forfeited	(913,317)	(c)(d)	0.75

September 30, 2008	20,712,848		0.32

(a)
As of September 30, 2008, the Company issued 2,292,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.14%, the contractual life of 5 years and volatility of 149%. In accordance with EITF No. 00-19, the estimated fair value of the warrants, in the amount of $366,276, was recorded as a liability, with an offsetting charge to additional paid-in capital.

(b)
 As of September 30, 2008, the Company issued 2,342,000 placement agent warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.14%, the contractual life of 5 years and volatility of 149%. In accordance with EITF No. 00-19, the estimated fair value of the warrants, in the amount of $374,266, was recorded as a liability, with an offsetting charge to additional paid-in capital.

(c) (d)
As of September 30, 2008, the Company had re-priced certain placement agent warrants, relating to the 2005 private placement, to purchase 192,502 shares to a new exercise price of $0.91. The revised exercise price was out-of-the money on the measurement date because the closing stock price on September 30, 2008 was $0.18.
As of September 30, 2008, the Company had re-priced certain placement agent warrants, relating to the 2005 private placement, to purchase 720,815 shares to a new exercise price of $0.57. The revised exercise price was out-of-the money on the measurement date because the closing stock price on September 30, 2008 was $0.18.

NOTE H - STOCK OPTION PLANS AND STOCK BASED COMPENSATION

On August 28, 2008, the Board of Directors of Advance Nanotech, Inc. adopted the Advance Nanotech, Inc. 2008 Equity Incentive Plan (the " 2008 Plan "). The aggregate number of shares of Common Stock that may be issued under the Plan shall be the sum of i) 10% of the fully diluted shares of the Company (the "2008 Equity Plan Shares"), subject to adjustment as set forth in the 2008 Equity Incentive Plan, ii) securities under the Old Plan as necessary, and iii) the shares and options as defined in the Exchange Agreement for the issuance of the a) AVNA Exchange Shares, b) the AVNA Restricted Stock shares, c) the AVNA Options, and such shares are hereby reserved for issuance out of the authorized but previously unissued Shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive stock options, restricted stock, performance awards and other stock- or performance-based awards. Incentive stock options may be granted only to employees. The Plan will continue until the earlier of the termination of the Plan by the board of directors or ten years after the effective date.

The 2008 Plan will be administered by a committee of the Board of Directors of the Company. The 2008 Plan is currently being administered by the Company's compensation committee which is comprised of three directors who are "independent directors" within the meaning of the NASDAQ listing requirements. The compensation committee may determine the specific terms and conditions of all Awards (as defined in the 2008 Plan) granted under the 2008 Plan, including, without limitation, the number of shares subject to each Award, the price to be paid for the shares and the vesting criteria, if any. The compensation committee has discretion to make all determinations necessary or advisable for the administration of the 2008 Plan.

The foregoing description of the 2008 Plan is qualified in its entirety by the terms and provisions of the 2008 Plan that was executed, a copy of which is incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 4, 2008. The Board of Directors also adopted a form of stock option agreements under the 2008 Plan, a form of which is incorporated by reference to Exhibit 10.2 to Form 8-K filed on September 4, 2008.

Shares Granted to Employees

     As of September 30, 2008, the Company accrued executive equity grants totaling $14,265 for shares to be issued to certain executives of the Company according to their employment contracts related to service in the third quarter of 2008 and accrued a non-cash compensation expense related to the fair market value of the stock compensation. These awards were not yet issued as of September 30, 2008 and are pending issuance through the recently filed 2008 Equity Incentive Plan.

     As of September 30, 2008, there were 40,462,293 shares that had not been issued under the 2008 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2008	1,063,825	2.10

Granted	-	-
Exercised	-	-
Cancelled or forfeited	(1,750)	20.00
Balance, September 30, 2008	1,062,075	2.07

Range of Exercise Prices	Number Outstanding as of September 30, 2008	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of September 30, 2008	Compensation Cost Yet to be Recorded
$0.25	639,423	9.00	$0.25	$241,500	$-
$2.03-$3.50	420,000	2.30	2.24	1,927,650	102,245
$20.00-80.00	638	1.30	70.98	-	-
$100.00-200.00	663	0.83	160.34	-	-
$700.00	1,352	0.93	700.00	-	-

NOTE I- FAIR VALUE ACCOUNTING

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Detachable warrants	$2,795,762	$-	$-	$2,795,762

	$2,795,762	-	-	$2,795,762

The Company had no financial assets that were classified within the fair value hierarchy as of the period ending September 30, 2008.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants) for the nine months ended September 30, 2008.

Balance at beginning of period	$3,196,104
Change in fair value of warrants	(400,343)
Fair value of warrants issued or accrued during the period	-
Balance at end of period	$2,795,762

The total amount of the changes in fair value for the period was included in net loss as a result of changes in the Company's stock price from June 30, 2008.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Leases

As of September 30, 2008, the Company had the following lease commitments:
	Operating	Capital
Year ending December 31,	Leases	Leases

2008	61,477	3,752
2009	245,908	9,361
2010	188,655	5,460
2011	24,806	-
Thereafter	-	-

Amounts representing interest	-	(1,257)

Total principal payments	$520,846	$17,316

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

The Company previously leased 3,569 square feet of general office space for its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $15,706 per month. These facilities were the center for all of our administrative functions in the United States. The lease was due to expire on September 13, 2010.  On September 30, 2008, the Company assigned the entire lease for the premises located at 600 Lexington Avenue to Meredith Financial Group (“MFG”).  MFG is an affiliate of a director of the Company, Lee Cole.  Under the terms of the assignment, MFG assumes all cost of the lease with the Landlord.

Effective June 23, 2008, the Company’s indirectly owned subsidiary, Owlstone Ltd., entered into a five-year lease agreement for Unit 127/136 Cambridge Science Park, Milton Road, Cambridge (UK). The unit has approximately 10,037 square feet. The monthly rent is approximately $28,716 (GPB £15,800), payable quarterly in advance beginning December 24, 2008.

 2. Defined Contribution Plan

     The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of September 30, 2008.

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

NOTE L - RELATED PARTY TRANSACTIONS

   The Company previously leased 3,569 square feet of general office space for its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $15,706 per month. These facilities were the center for all of our administrative functions in the United States. The lease was due to expire on September 13, 2010.   On September 30, 2008, the Company assigned the entire lease for the premises located at 600 Lexington Avenue to Meredith Financial Group (“MFG”).  MFG is an affiliate of a director of the Company, Lee Cole.  Under the terms of the assignment, MFG assumes all cost of the lease with the Landlord.

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

As of September 30, 2008, the fair value of the warrant liability was re-valued according to EITF No. 00-19 as of the end of the current period. The Company recorded a gain for the nine-month period ended September 30, 2008 of $400,343 which was recorded as non-operating income in the Company's consolidated statement of operations.

On July 24, 2008, the Company was notified by the Securities Exchange Commission that the Form S-1 Registration (No. 333-148780) statement, filed on January 22, 2008, was declared effective.  As of September 30, 2008, in accordance with the registration rights agreement for the shares registered in the Form S-1 registration, the Company issued late registration costs in the amount of $88,219.

On September 4, 2008, the Company entered into additional subscription agreements with selected institutional and accredited investors regarding the private placement of $1,146,000 principal amount of 8% Senior Secured Convertible Notes, increasing the total amount of notes issued to $7,846,000. Each investor who subscribed to the notes received 50% warrant coverage at $0.30 per share as common stock warrants. The Company issued investor warrants of 2,292,000 in relation to this issuance of notes.  The private placement was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the transaction complied with the requirements of Rule 506 of Regulation D promulgated under the Securities Act of 1933. Axiom Capital Management Inc. ("Axiom") acted as placement agent in connection with the private placement.

The notes mature in September 2011 and are convertible into shares of the Company's common stock, par value $0.001 par value per share, at a price of $0.25 per share. The notes constitute senior indebtedness of the Company and provide that no other indebtedness of the Company (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) shall be incurred without the consent of the note holders. The warrants are exercisable into shares of common stock until September 2013 at a price of $0.30 per share. The notes and the warrants each have anti-dilution provisions that provide for conversion or exercise price adjustments under certain circumstances.

The obligations outstanding under the notes are secured by all of the Company's intellectual property, books and records and proceeds of the sale of its intellectual property owned directly by the Company, as well as all of its equity interests in its subsidiaries pursuant to that certain Security Agreement, dated December 19, 2007, between the Company and Axiom and the Collateral Agent Agreement, dated December 19, 2007, among the Company, Axiom and each of the investors named therein, copies of which were filed as Exhibits 10.16 and 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and are incorporated herein by reference.

The subscription agreements require the Company to register the shares of common stock to be issued upon conversion of the Notes sold to the investors pursuant to the Subscription Agreements and exercise of the warrants and to use its commercially reasonable efforts to maintain the effectiveness of such registration until the earlier of (a) the date that all of such Common Stock has been sold by the Investors, or (b) the date that the Common Stock may be sold without volume restrictions under Rule 144.

The foregoing descriptions of the subscription agreement, notes and warrants are qualified in their entirety by the executed documents, forms of which are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Form 8-K filed on September 10, 2008.

As of September 30, 2008, in connection with the closings of the sale of convertible notes totaling $7,846,000, the Company paid cash fees to certain placement agents in the aggregate of approximately $600,000, and the Company issued placement agents warrants to purchase, in aggregate, 2,342,000 shares of common stock at $0.30 per share.  The warrants are exercisable into shares of our common stock for a period of five years from the date they are issued at a price of $0.30 per share.

The fair value of the 2,292,000 investor warrants issued on September 4, 2008 and the 2,342,000 placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of $4.14%, the contractual life of 5 years and volatility of 149%. In accordance with EITF No. 00-19, the estimated fair value of the 2,292,000 investor warrants and the 2,342,000 placement agent warrants, in the amount of $740,542, was recorded as a liability, with an offsetting charge to additional paid-in capital.

NOTE N - SUBSEQUENT EVENTS

On November 6, 2008, Advance Nanotech, Inc. (the “Company”) posted on its website at www.advancenanotech.com a letter to its shareholders from its Chief Executive Officer to update shareholders on recent developments and strategies going forward (the “Shareholder Letter”). A copy of the Shareholder Letter is furnished as Exhibit 99.1 to Form 8-K filed on November 6, 2008 and is incorporated herein by reference.

On November 14, 2008, Advance Display Technologies plc (“ADT”), a majority owned U.K. subsidiary of the Company, voluntarily de-listed from the PLUS Markets Group exchange in the U.K.  After strategic review, it became clear that the cost of being on the PLUS Market and the associated compliance requirements were not the best use of its resources.  In addition, having received notice of resignation as a Director of ADT from Gerhard Rebel, ADT did not have a Board size sufficient to continue being listed at this time.  ADT intends to promptly restructure the Board and its business model.  ADT concluded that for the foregoing reasons, it intends to withdraw from PLUS market at the close of business on November 14, 2008.

ADT is conscious that this may make it harder to deal in shares of ADT.  However, ADT is of the opinion that this proposed course of action is in the best interest of its U.K. shareholders as it plans for the future and gives it the ability to restructure its Board and its business model going forward.

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

Cash Flows

               Our operations have not historically generated positive cash flow.  The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional financing.  (See Note A Going Concern section)

At September 30, 2008, the Company had a total of approximately $427,604 of cash and cash equivalents. Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional financing. The Company is presently pursuing various financing options.  If the Company is unable to arrange new financing or generate sufficient cash flow to support its operations and meet its obligations within the first quarter of 2009, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking of protection from its creditors, or ceasing of operations and liquidation.

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

On September 4, 2008, the Company entered into additional subscription agreements with selected institutional and accredited investors regarding the private placement of $1,146,000 principal amount of 8% Senior Secured Convertible Notes, increasing the total amount of notes issued to $7,846,000. Each investor who subscribed to the notes received 50% warrant coverage at $0.30 per share as common stock warrants. The Company issued investor warrants of 2,292,000 in relation to this issuance of notes.  The private placement was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the transaction complied with the requirements of Rule 506 of Regulation D promulgated under the Securities Act of 1933. Axiom Capital Management Inc. ("Axiom") acted as placement agent in connection with the private placement.

The notes mature in September 2011 and are convertible into shares of the Company's common stock, par value $0.001 par value per share, at a price of $0.25 per share. The notes constitute senior indebtedness of the Company and provide that no other indebtedness of the Company (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) shall be incurred without the consent of the note holders. The warrants are exercisable into shares of common stock until September 2013 at a price of $0.30 per share. The notes and the warrants each have anti-dilution provisions that provide for conversion or exercise price adjustments under certain circumstances.

The obligations outstanding under the notes are secured by all of the Company's intellectual property, books and records and proceeds of the sale of its intellectual property owned directly by the Company, as well as all of its equity interests in its subsidiaries pursuant to that certain Security Agreement, dated December 19, 2007, between the Company and Axiom and the Collateral Agent Agreement, dated December 19, 2007, among the Company, Axiom and each of the investors named therein, copies of which were filed as Exhibits 10.16 and 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and are incorporated herein by reference.

The subscription agreements require the Company to register the shares of common stock to be issued upon conversion of the Notes sold to the investors pursuant to the Subscription Agreements and exercise of the warrants and to use its commercially reasonable efforts to maintain the effectiveness of such registration until the earlier of (a) the date that all of such Common Stock has been sold by the Investors, or (b) the date that the Common Stock may be sold without volume restrictions under Rule 144.

The foregoing descriptions of the subscription agreement, notes and warrants are qualified in their entirety by the executed documents, forms of which are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Form 8-K filed on September 10, 2008.

As of September 30, 2008, in connection with the closings of the sale of convertible notes totaling $7,846,000, the Company paid cash fees to certain placement agents of approximately $600,000, and the Company issued placement agents warrants to purchase, in aggregate, 2,342,000 shares of common stock at $0.30 per share.

The fair value of the 2,292,000 investor warrants issued on September 4, 2008 and the 2,342,000 placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of $4.14%, the contractual life of 5 years and volatility of 149%. In accordance with EITF No. 00-19, the estimated fair value of the 2,292,000 investor warrants and the 2,342,000 placement agent warrants, in the amount of $740,542, was recorded as a liability, with an offsetting charge to additional paid-in capital.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

We generated revenues of $1,009,240 in the three months ended September 30, 2008 compared to $100,590 for the three months ended September 30, 2007, representing an increase of $908,650. The Company has generated revenues of $2,497,855 in the nine months ended September 30, 2008 as compared to $369,376 in the nine months ended September 30, 2007, representing an increase of $2,128,479. Increased revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of September 30, 2008.

Research and development costs for the three months ended September 30, 2008 compared to the same three months ended September 30, 2007 were $500,474 and $671,279, respectively, representing a decrease of $170,805, or 25.4%. Research and development costs for the nine months ended September 30, 2008, as compared to the same nine months ended September 30, 2007 were $1,713,344 and $2,668,860, respectively, representing a decrease of $955,516 or 35.8%. This decrease is attributable to the cancellation or suspension of a significant portion of our project portfolio involving our non-Owlstone subsidiaries. Research and development costs include costs associated with the projects as shown in the table below.

	Nine Months Ended September 30
Project	2008	2007	Change From Prior Year
Owlstone Nanotech, Inc. (1)	$1,709,462	$1,715,749	$(6,287)
NanoFED Ltd	—	—	—
Bio-Nano Sensium Technologies Ltd	—	—	—
Cambridge Nanotechnology Ltd	—	261,143	(261,143)
Nano Solutions Ltd	—	76,550	(76,550)
Centre of Advanced Photonics & Electronics	—	494,788	(494,788)
Advance Nanotech (2)	3,882	120,630	(116,748)
Total	$1,713,344	$2,668,860	$(955,516)

______________________________________________
(1)	Developed and selling three products
(2)	Direct management expenses related to projects

Our Singular ID technology was not included in the table above because our minority interest in the entity owning the technology was accounted for using the cost method. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte. Ltd. for $1.19 million.

General and administrative expenses for the three months ended September 30, 2008 compared to the same three months ended September 30, 2007 were $1,620,022 and $1,808,376, respectively, representing a decrease of $188,354, or 10.4%. General and administrative expenses for the nine months ended September 30, 2008 compared to a similar amount for the same nine months ended September 30, 2007 were $5,804,647 and $5,805,869, respectively. Non-cash related expenses for the nine month period ended September 30, 2008 were approximately $1.3 million. Non-cash expenses include costs related to FAS123R options, employee and Board of Directors equity grants, equity grants and warrants for consultants in lieu-of-cash and deferred financing costs.  General and administrative expenses for the nine-month period ended September 30, 2008 included:

•	an increase in legal, accounting and SEC filing fees of approximately $234,000;
•	an increase in business license fees for our products and Board of Director fees of approximately $65,000; and
•	an increase in Owlstone salespeople salaries of approximately $162,000 which were offset by:
•	a decrease in general consulting costs of approximately $70,000; and
•	a decrease in salaries, non-cash equity & option awards and medical insurance relating of approximately $600,000.

Interest and other income for the three months ended September 30, 2008 and for the three months ended September 30, 2007 was ($11,701) and $19,253, respectively, representing a decrease of $30,954 from 2007. The decrease in other income for the three month period was driven by the fluctuation in exchange rate with the Great Britain Pound.  Interest and other income for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007 was $597,810 and $81,737, respectively, representing an increase of $516,073 from 2007. The increase in other income resulted from the Company’s Owlstone subsidiary receiving a tax credit of approximately $406,000 from the UK government, the Company receiving approximately $35,000 of rent income from the sublease of its New York City offices and for the forgiveness of previously incurred expenses in accounts payable that were canceled with our collaboration partners and vendors.  Interest income decreased by $62,223 for the same nine month period in 2008. This decrease was a result of our decreasing cash and cash equivalents maintained in our short-term money market account, which was invested as a result of the net proceeds raised in the 2005 private placements. Cash decreased as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest and other expenses for the three months ended September 30, 2008 and for the three months ended September 30, 2007 was $199,052 and $42,378, respectively, representing an increase of $156,674 from 2007. Interest and other expenses for the nine months ended September 30, 2008 and for the nine months ended September 30, 2007 was $554,941 and $91,113, respectively, representing an increase of $463,828 from 2007. The increase in interest expense correlates to the increase in convertible notes that the Company issued and the corresponding interest expense obligation on those notes.  In addition, the Company recognized a non-cash late registration cost of $88,219 for the nine months ended September 30, 2008 and also incurred a non-cash gain of $1,251,915, during the same period, for the re-valuation of the Company’s warrant liability driven by the decline in the price of the Company’s common stock.

The Company had a loss from operations of $1,560,549 in the three months ended September 30, 2008, compared to $2,410,247 for the comparable period in 2007, representing a decrease of $849,698, or 35%.  We had a net loss of $382,556 for the three months ended September 30, 2008 compared to a net loss of $1,889,194 for the comparable period in 2007, representing a decrease of $1,506,638, or approximately 80%.  Revenue increased by $908,650 while operating expenses decreased by $359,159 for the three months ended September 30, 2008.  The Company had approximately $1,141,000 in non-cash gains due to the revaluation of the warrant liability and approximately a $156,000 increase in interest expense for the three months ended September 30, 2008.

The Company had a loss from operations of $6,027,375 in the nine months ended September 30, 2008, compared to $8,232,005 for the comparable period in 2007, representing a decrease of $2,204,630, or approximately 27%. We had a net loss of $3,831,661 in the nine months ended September 30, 2008 compared to $6,681,032 for the comparable period in 2007, representing a decrease of $2,849,371, or approximately 43%. In the first nine months of 2008, the Company had a net loss of $0.10 cents per share, compared with a net loss of $0.19 cents per share for the same nine month period in 2007. Revenue increased by $2,128,479 while operating expenses decreased by $956,738, and the Company had a gain of $989,149 from minority interest related to subsidiaries’ losses for the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2008, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the growth of one of our majority owned subsidiaries, the number of accounting transactions and new business processes have increased as well.  It was identified in the fourth quarter of 2007 that as a result of that growth a new business process had been established and implemented between Owlstone Nanotech, Inc. and its wholly owned subsidiary, Owlstone Ltd., without adjusting existing systems to provide adequate documented controls and procedures required for external reporting by management.  Our management made multiple changes to improve our internal control over financial reporting throughout the organization in 2007; however, Owlstone Ltd. did not complete an integration to a new consolidated accounting system as planned for 2007. One key change for the Company going forward will be the design and implementation of internal controls over the accounting and oversight of Owlstone Ltd., including enhanced accounting systems, processes, policies and procedures that continue past September 30, 2008, and were initially applied in the preparation of our consolidated financial statements. In connection with the initial operation of these controls, we identified and recorded a number of adjustments to our consolidated financial statements and related disclosures, prior to including them in this report.

Changes in Internal Control over Financial Reporting

We continue to work on improving the material weakness that was previously identified in the fourth quarter of 2007 with the documented controls and procedures of our majority owned subsidiary and with the financial reporting associated with oversight of this subsidiary, particularly as it relates to the increase in business processes that were established and with an increase in the number of revenue transactions. We continue to develop and re-design accounting controls for Owlstone throughout 2008 including assigning responsibility for execution of the controls throughout various levels of our organization, deploying additional resources in the financial function and focusing on increasing the precision, speed and efficiency of reporting and financial controls. During the quarter ended September 30, 2008, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved from time to time in various other lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits currently pending would not have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 4, 2008, the Company entered into additional subscription agreements with selected institutional and accredited investors regarding the private placement of $1,146,000 principal amount of 8% Senior Secured Convertible Notes, increasing the total amount of notes issued to $7,846,000. Each investor who subscribed to the notes received 50% warrant coverage at $0.30 per share as common stock warrants. The Company issued investor warrants of 2,292,000 in relation to this issuance of notes.  The private placement was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the transaction complied with the requirements of Rule 506 of Regulation D promulgated under the Securities Act of 1933. Axiom Capital Management Inc. ("Axiom") acted as placement agent in connection with the private placement.

The notes mature in September 2011 and are convertible into shares of the Company's common stock, par value $0.001 par value per share, at a price of $0.25 per share. The notes constitute senior indebtedness of the Company and provide that no other indebtedness of the Company (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) shall be incurred without the consent of the note holders. The warrants are exercisable into shares of common stock until September 2013 at a price of $0.30 per share. The notes and the warrants each have anti-dilution provisions that provide for conversion or exercise price adjustments under certain circumstances.

The obligations outstanding under the notes are secured by all of the Company's intellectual property, books and records and proceeds of the sale of its intellectual property owned directly by the Company, as well as all of its equity interests in its subsidiaries pursuant to that certain Security Agreement, dated December 19, 2007, between the Company and Axiom and the Collateral Agent Agreement, dated December 19, 2007, among the Company, Axiom and each of the investors named therein, copies of which were filed as Exhibits 10.16 and 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and are incorporated herein by reference.

The subscription agreements require the Company to register the shares of common stock to be issued upon conversion of the Notes sold to the investors pursuant to the Subscription Agreements and exercise of the warrants and to use its commercially reasonable efforts to maintain the effectiveness of such registration until the earlier of (a) the date that all of such Common Stock has been sold by the Investors, or (b) the date that the Common Stock may be sold without volume restrictions under Rule 144.

The foregoing descriptions of the subscription agreement, notes and warrants are qualified in their entirety by the executed documents, forms of which are incorporated by reference to Exhibits 10.1, 10.2 and 10.3, respectively, to the Form 8-K filed on September 10, 2008.

As of September 30, 2008, in connection with the closings of the sale of convertible notes totaling $7,846,000, the Company paid cash fees to certain placement agents in the aggregate of approximately $600,000, and the Company issued placement agents warrants to purchase, in aggregate, 2,342,000 shares of common stock at $0.30 per share.  The warrants are exercisable into shares of our common stock for a period of five years from the date they are issued at a price of $0.30 per share.  The warrants have anti-dilution provisions that provide for conversion or exercise price adjustments under certain circumstances.

The fair value of the 2,292,000 investor warrants issued on September 4, 2008 and the 2,342,000 placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of $4.14%, the contractual life of 5 years and volatility of 149%. In accordance with EITF No. 00-19, the estimated fair value of the 2,292,000 investor warrants and the 2,342,000 placement agent warrants, in the amount of $740,542, was recorded as a liability, with an offsetting charge to additional paid-in capital.

On March 31, 2008, the Company entered into a consulting agreement with Indigo Securities, LLC for advisory services to be performed for the Company in 2008. The Company agreed to issue 1,650,000 warrants to purchase shares of our common stock in the same form of warrant that was issued to investors in the 8% convertible note offering. As of September 30, 2008, these warrants had been issued and had an estimated fair value of $255,191, which was calculated using the Black-Scholes option pricing model. The cost associated with these warrants is being expensed quarterly in 2008.  The warrants are exercisable into shares of our common stock for a period of five years from the date they are issued at a price of $0.30 per share.  The warrants have anti-dilution provisions that provide for conversion or exercise price adjustments under certain circumstances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None ..

ITEM 6. EXHIBITS.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) See Index to Financial Statements located on page i.
(2) Financial Statement Schedules: None
(3) Exhibits

Exhibit No.	Document Description

10.1+	Amended and Restated Employment Agreement dated November 13, 2008 by and between the Company and Thomas P. Finn

31.1+	Certification of Principal Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32+	Certification by Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2008	ADVANCE NANOTECH, INC.

	By:	/s/ Bret Bader
Bret Bader
Principal Executive Officer