Form 10-K
period 2008-12-31
Advance Nanotech, Inc.
filed 2009-03-31
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-10065

ADVANCE NANOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1614256
(State of Incorporation)	(I.R.S. Employer Identification No.)

400 Rella Boulevard, Suite 160
Montebello, NY, 10901
(845) 533-4225
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $9,094,732, based upon the average bid and asked price of the registrant’s common stock, $.001 par value, of $0.25 per share as of June 30, 2008 multiplied by the approximate number of shares of common stock (36,378,926) held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “AVNA.”

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 55,407,572 at March 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Advance Nanotech, Inc.’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

ADVANCE NANOTECH, INC.

ANNUAL REPORT
ON FORM 10-K

INDEX

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

WHERE YOU CAN FIND MORE INFORMATION

As a public company, we are required to file annually, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, or you may read and copy any of our materials on file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Our filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. Please call the SEC at 1-800-732-0330 for further information on the Public Reference Room. We also provide copies of our Forms 8-K, 10-K and 10-Q, Proxy Statement and Annual Report at no charge to investors upon request and make electronic copies of our most recently filed reports available through our website at www.owlstonenanotech.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc. and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company.

Overview

Current Operations

We are a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, developed by our Owlstone Nanotech, Inc. subsidiary.  Our technology offers an attractive combination of small size, high sensitivity, low power consumption, reprogrammability, high chemical selectivity and low cost.  Historically, we were developing several nanotechnologies.  In December 2007, we decided to revise our strategy to focus our efforts principally on the commercialization of our chemical detection technology.  As such, we determined to progressively divest ourselves of our other technologies and their respective subsidiaries, which we have substantially completed.  Our operating business today is centered upon our Owlstone subsidiary and the ongoing commercialization of its products.

In the United States alone, the chemical sensor market is projected to surpass $5 billion by 2012, according to Freedonia Group, with additional opportunities in the military market.  We have initially targeted the industrial and homeland defense sectors.  In later stages, we plan to commercialize sensing products for the consumer, environmental monitoring and medical diagnostics markets. We are poised to benefit from powerful trends driving the demand for improved technologies within the chemical sensing arena, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

 The market for chemical sensing faces unique challenges in detecting hazardous substances in various forms and in a myriad of operating environments. In homeland defense, chemical sensors are used to detect chemical warfare agents and explosives to protect military personnel, government buildings and civilians. In industrial applications, chemical sensors monitor air quality for health and safety purposes and also provide vital information during manufacturing processes. The existing technologies for chemical sensors in these industries are outdated and are typically limited by physical size, sensitivity and/or reliability. We believe that these factors have led to unacceptable sample collections, uninspired deployment scenarios, high false-positive rates and, subsequently, a call to action by the U.S. Department of Defense for better solutions.

Our Solution

Our sensing technology was specifically designed to meet the specifications set forth by the U.S. Department of Defense. The key element of the Owlstone sensor is a silicon chip that provides a chemical-sensing mechanism using Field Asymmetric Ion Mobility Spectrometry, or FAIMS, a variant of conventional Ion Mobility Spectrometry, or IMS. Our technology enables unprecedented miniaturization of sensors with superior analytical capability at a compelling cost advantage, the ability to be programmed and reprogrammed to detect a wide range of substances, and high selectivity and sensitivity. The Owlstone detector was conceived by Andrew Koehl who began the development of Owlstone’s fundamental technology in 2001.  Mr. Koehl was later joined by Paul Boyle and David Ruiz-Alonso and, together, they developed the core technology.  A summary of the benefits of our solution is as follows:

Unprecedented Miniaturization using Standard Manufacturing Techniques

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

Software Reprogrammable Sensor

Most competing sensors are designed to detect a narrow set of substances and cannot be reprogrammed once deployed, thereby limiting their scope of use. To update a deployed sensor, additional costs are incurred due to the need to physically replace sensor modules that detect substances other than the ones they were originally intended to detect. The Owlstone sensor solves this problem through the modularity of the components that comprise its sensing system. The separation of the detector hardware from the software application containing the “intelligence” to distinguish chemical signatures allows the Owlstone sensor system to be reprogrammed without having to replace hardware. Whether the sensor is programmed to detect benzene or sarin, the underlying hardware remains the same; when coupled with a wireless device, the sensor can be updated remotely at the direction of the end user. This enables an installed base of Owlstone sensors to be remotely reprogrammed to detect additional substances or even new substances not yet developed. Given today’s dynamic terrorist threats, the ability to quickly and cost-effectively adapt to new hazards will be invaluable for applications, such as in airports and subway systems. In comparison to competing technologies, the Owlstone sensor allows for the specialization and mass production of a single set of hardware devices for use across the spectrum of applications. Owlstone’s approach creates a significant time-to-market advantage for new product creation: as new products or applications are desired, the fundamental hardware remains the same, thereby eliminating the need for customization of manufacturing.

Vast Reduction in False-Positives

A major problem with most existing detection systems is their cross-sensitivity to background interferants, which leads to false-positives. False-positives resulting from seemingly normal background interferants, such as perfumes, result in unnecessary and costly responses. The Owlstone sensor offers significant selectivity advantages over other micro-sensors currently being utilized by providing a more detailed chemical fingerprint, thereby resulting in a higher degree of confidence in the chemical identification process and a lower false-positive rate. In addition, a distributed network provides more points of analysis and further reduces spurious responses. Current development partnerships are focused on bringing to market chemical sensing devices for gases like benzene and formaldehyde, known as volatile organic compounds, or VOCs, at detection levels many times more sensitive than other technologies with much lower corresponding false-positive rates. These features of the Owlstone sensor enable applications where false-positive rates must be minimized. For example, it allows the deployment of sensors to mass transit systems and government buildings where common interferants are difficult to predict or control and currently result in disruptions in operations.

Our Products

We are currently marketing two chemical sensing products, Tourist and Lonestar, and have partnered with various organizations to develop additional products based on our technology. Tourist is an evaluation platform currently being sold by Owlstone to select partners and customers. Our Lonestar product is a fully functional unit for certain applications in industrial markets as well as a test platform for partners providing a fully integrated and deployable chemical detection system. Lonestar was launched in July 2007, and we have commenced shipping units to end-users. In addition, we have also developed and shipped a third product called the Owlstone OVG-4, which is a system for generating trace concentration levels of chemicals and calibration gas standards for the purpose of testing and calibrating Owlstone and other sensor systems in both laboratory and field deployment.

We intend to keep our sales organization lean and are pursuing product-based strategies within markets that are characterized by high-volume, centralized procurements.  In applications where procurement is fragmented, we intend to partner with existing market leaders that already possess distribution networks and infrastructure using either “component” supply or contract sales strategies and with other partners whose placement in a territory or market offers advantages, particularly if the territory is one in which we would not otherwise concentrate our own efforts.

  Industry Overview

The market for chemical sensors in the United States for existing technologies is forecast to exceed approximately $5 billion by 2012, according to the Freedonia Group. This market forecast excludes military applications. Chemical sensing for military applications using existing technologies was forecast at $1.2 billion in 2008, according to Frost & Sullivan. This does not include markets formed by the introduction of new innovative technologies that enable expanded deployment scenarios. There are significant trends driving the demand for improved technologies within the chemical sensing market, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

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

 The most mature market within CBRNE is the explosives market, which has wide acceptance and deployment across government and civilian entities. Ion Mobility Spectrometry, or IMS, has heretofore been the technology of choice for explosives because of its significant sensitivity to defined explosive threats. However, IMS-based technologies are bulky, costly and unreliable.

 Chemical sensing, while showing the greatest potential and garnering much of the attention in homeland defense, has primarily been the domain of the military and first responders, leaving the general public and most government facilities unprotected. The chemical sensing market consists of three major segments: worn, handheld and 24/7 monitoring.

•
Worn Sensors: The worn sensor market has been redefined by U.S. military programs such as JCAD (Joint Chemical Agent Detector) and includes requirements that aggressively combine performance, size, weight and cost characteristics. The objective of JCAD is to develop and provide military services with a lightweight portable monitoring and chemical agent detector for ships, aircraft and individual war-fighting applications.

•
Handheld Sensors: The handheld sensor market is predominately driven by the use of chemical detection systems within first responders and the military. A mature marketplace with tens of thousands of systems currently deployed, opportunities are currently driven by the naturally occurring replacement cycle and the introduction of improved systems for use in mobile applications. The push for improved solutions will be increasingly driven by the integration of multiple technologies (e.g., photoionization detector and chemical detection) rather than the individual improvement of one detection technique. By combining chemical detection with an existing, established and standard first response instrument, we have the opportunity to redefine the handheld systems currently in this market and create an immediate replacement cycle opportunity.

•
24/7 Monitoring: 24/7 monitoring includes sensing systems with the purpose of protecting critical infrastructure on a continuous basis. The creation of governmental programs for the purpose of protecting critical infrastructure within mass transit systems and select government facilities has exposed the deficiencies of existing chemical sensing solutions. These deficiencies include ineffective sample collection, nuisance alarms and significant cost. For example, the introduction of chemical sensing into building protection has created scenarios where the requirement for proper sampling includes the addition of complex mechanical systems and the modification of building infrastructure. The result of these scenarios is a cost-prohibitive investment that leaves the market relegated to only the most high-profile facilities. Another challenge facing chemical sensing solutions is the presence of nuisance alarms as a result of common cleaning agents, such as bleach- or ammonia-based products. Current chemical sensing solutions offer little to no quantitative capabilities for the validation and management of nuisance alarms.

Industrial Market

The industrial market is divided into process control and health and safety applications.

•
Process Control: Process control involves the monitoring of manufacturing processes to ensure quality control and consistency in manufacturing operations. For example, chemical sensors can be used by pharmaceutical, food processing and petrochemical companies to monitor manufacturing processes and react when inconsistencies are identified. In certain markets, there is an absence of detection-based process control sensors providing continuous information on chemical presence and composition. As a result of sample collection limitations, existing technologies do not offer real-time, continuous monitoring of process control and instead offer only a single “point-in-time” analysis. In-line monitoring provides companies with continuous quality control, thereby allowing users to immediately identify and rectify deviations from the intended process and save companies time and money. Our sensor is uniquely positioned to capitalize on these challenges through its flexible deployment and selectivity characteristics.

•
Health and Safety: Health and safety detection systems are intended to protect personnel occupying industrial facilities from hazardous chemicals. There is a known deficiency with existing sensors in industrial environments with respect to the simultaneous detection of multiple gases and the detection and concurrent identification of specific substances (e.g., benzene). Our sensor has been demonstrated to detect a range of volatile organic compounds, including benzene, and has done so in the presence of complex mixtures and common interferants.

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

Miniature sensors do exist in the market today, but they are limited based on their underlying technology. For example, current miniature chemical sensors, such as sorbent materials sensors, provide low performance and have several limitations such as:

•	they typically provide a simple “yes/no” response to the identification of individual gases;

•	measurements can be adversely affected by slight changes in environmental variables, like fluctuations in temperature;

•	the presence of chemicals unrelated to the target chemicals of interest, called interferants, can cause an erroneous response;

•	they are typically pre-functionalized, meaning they are built to detect a certain chemical and cannot be reprogrammed to detect other chemicals if needed after deployment in the field; and

•	most miniature sensors on the market today target simple gases with a low molecular weight, leaving few solutions to sense more complex substances like benzene or formaldehyde.

Higher performance instruments, such as those using IMS, also have their limitations:

•	they are large, costly and power hungry;

•	they typically require high voltages and are difficult to assemble, leading to power, weight and cost deficiencies; and

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

The following outlines the combination of features that distinguish our technologies from our competition:

•
Small and Lightweight: Cutting-edge, micro-electromechanical systems and micro-fabrication techniques are used to integrate the spectrometer (or sensor) onto a silicon microchip, thereby enabling a new class of detection solutions with unprecedented analytical unit miniaturization capability.

•
Cost Effective: Use of standard, micro-fabrication techniques makes it possible to manufacture in volume accurately and repeatedly at an extremely low cost. This affordability opens up the prospect of new applications and deployment scenarios, including disposable use for selective volatile chemical detection.

•
Customizable and Reprogrammable: Because our technology relies on programmable intelligence rather than pre-functionalization, it is easily customized through software updates and can be dynamically reprogrammed remotely for new target applications even after commissioning.

•
Rapid Analysis and Continuous Monitoring: Analysis and results are obtained in a fraction of a second, with the ability to measure the presence, absence or concentration of chemicals accurately, rapidly and continuously in real-time.

•
Sensitive: Ion-based detection offers the highest level of sensitivity, thereby enabling the detection of minute traces of targeted substances down to parts-per-billion levels so that compounds can be identified before they reach significant levels. This is especially important in prognostics and health management systems.

•
Low Power: Integration onto a chip leads to low power consumption, which allows for battery operation. The “instant on” capability of our sensor means that it can be quickly cycled on and off to maximize battery lifetime.

•	Reduced False-Positive Rate: By creating a complete “fingerprint” of a chemical and by operating in a distributed network environment, it is possible to dramatically reduce anomalous false-positives.

•
Networkable: The addition of a drop-in wireless capability provides a networked sensor solution. This eases installation and facilitates deployment in an ad-hoc manner for remote monitoring applications. Networked sensors also provide greater coverage in obtaining samples from various locations within a desired environment.

•	Durable: A semi-permeable membrane on the sensor excludes dust and dirt and allows continued operation in environments with high traffic, humidity or contamination.

•	Long Life: There are no degradable materials used in manufacturing our sensor that would otherwise limit the lifetime of the sensor, thereby reducing overall maintenance costs.

Our chemical sensing technology can be used wherever there is the need for a highly sensitive and selective method of detection. In addition, our low power requirements and potential for miniaturization and cost optimization creates further advantage and separation as compared to other available solutions.  The following outlines potential applications of our sensors in various markets. While our initial focus is on the homeland defense and industrial markets, we believe that there is significant growth potential within these markets for novel deployments of chemical sensors.

In the homeland defense market, we believe that the following are some of the uses of our chemical sensors:

•
“temporary” battlefield detection network - air-dropping, disposable, small devices across a battlefield which would provide an intelligent, wireless network of chemical sensors that could alert central command about a chemical threat to protect troops;

•	chemical sensor “button” - a small sensor can be worn by soldiers to create an immediate sensing device for soldiers to save time in seeking shelter or dawning chemical protection gear if needed; and

•	nitrogen oxides monitor - monitoring of nitrogen oxides (NOx) concentrations in exhaust gas to ensure values do not exceed permissible limits; and

•	cabin air quality sensor - detection of volatile organic compounds and other pollutants inside a car for cabin air quality management.

In the consumer market, we believe that the following are some of the uses of our chemical sensors:

•
next generation smoke detectors for the home - smoke detectors that detect pre-combustion chemical signatures (i.e., “the smoke before the smoke before the fire”) to help alert occupants about fire dangers, thereby possibly preventing a fire before it occurs; and

•	integrated gas monitors - the detection of smoke, carbon monoxide, radon, volatile organic compounds and other gases could all be integrated into a home network of sensors protecting families.

In the environmental applications market, we believe that the following are some of the uses of our chemical sensors:

•	Emissions monitor - monitor the emission of harmful industrial gases into the atmosphere that may damage the environment;

•	detection of toxic industrial compounds - test for the release of toxic compounds, monitor decontamination efforts and confirm effective remediation of the chemical agent; and

•	water quality monitor - monitor for contamination and toxicity to ensure the safety of drinking water supplies.

In the medical applications market, we believe that the following are some of the uses of our chemical sensors:

•	Diagnostic instrument - analysis of breath or bodily fluids for non-invasive diagnosis or monitoring of disease;

•	treatment monitor - analysis of breath or bodily fluids for non-invasive monitoring of treatment efficacy and progress; and

•	anesthesia and respiratory monitor - detect exhaled anesthesia agents and other relevant indicators in the breath to minimize the response time of clinicians to vital signs.

Our Technology

Hardware Component

Our microchip sensor sits at the center of each of our products. It enables quicker and more accurate chemical detection and analysis. The sensor has the ability to measure the presence, absence or concentration of chemicals accurately, rapidly and continuously for real-time analysis at the point of need. The silicon sensor can be tuned to detect a wide range of airborne or dissolved chemical agents in extremely small quantities. It works by using a proprietary form of Field Asymmetric Ion Mobility Spectrometry, or FAIMS, which is a sensitive and proven method of trace detection in which a chemical fingerprint is generated for each threat and is identified and classified using software. FAIMS is the evolution of IMS, which is the current method of choice for the detection of chemical warfare agents and explosives in the field.

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

Intellectual Property

Our ability to successfully commercialize our products and technologies is significantly enhanced by our ability to secure strong intellectual property rights-generally patents-covering these products and technologies. The development and protection of intellectual property and proprietary technology is a key priority in our current and ongoing activities. As of March 31, 2009, we had been issued four U.S. patents. As of March 31, 2009, we had ten patent applications submitted and awaiting response and four patent applications pending submittal under PCT protection with the United States Patent and Trademark Office. In addition, we had six patent applications pending with European patent offices and four applications pending submittal, covering the key functional and operational features of our chemical detection technologies. Lastly, we had one patent issued in other jurisdictions with three applications submitted and four applications pending.

Government Approvals

In order to test, manufacture, distribute and market products for commercial use, we may need to satisfy mandatory procedures, licensing and safety and effectiveness standards established by our customers, including various regulatory bodies. Any adverse event, either before or after approval, can result in product liability claims against us, which could significantly and adversely impact our business, results of operations and the value of our common stock.

Corporate History

We were originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980, and subsequently changed our name to Dynamic I-T, Inc. and then in January 2004, changed our name to Artwork & Beyond, Inc., or Artwork. On October 1, 2004, Artwork entered into a share exchange agreement to acquire all of the issued and outstanding common stock of Advance Nanotech Holdings, Inc. pursuant to the terms and conditions set forth in the share exchange agreement. The acquisition transaction closed simultaneously with the execution of the share exchange agreement. Artwork and its affiliates were unrelated to the stockholders of Advance Nanotech Holdings, Inc. prior to the execution, delivery and performance of the share exchange agreement. As a result of this transaction (and certain capital transactions, including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork was changed, with the former stockholders of Advance Nanotech Holdings, Inc. acquired approximately 99% of Artwork’s outstanding common stock. In addition, all of the officers and directors of Artwork prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, Inc., and Artwork’s corporate name was changed to “Advance Nanotech, Inc.” As a consequence of the change in control of Artwork resulting from these transactions, all prior business activities of Artwork were completely terminated, and Artwork adopted the business plan developed by Advance Nanotech Holdings, Inc. prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc. (a Colorado corporation),” or Advance Nanotech Colorado.

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

 On December 19, 2007, the Company entered into an exchange agreement (as amended, the “Exchange Agreement”) with certain stockholders (the “Owlstone Founders”) of its majority owned subsidiary Owlstone Nanotech, Inc. (“Owlstone”) to increase the Company's ownership interest in Owlstone.  Pursuant to the Exchange Agreement, the Company on September 4, 2008 (i) issued 13,291,039 shares of its common stock to the Owlstone Founders in exchange for Owlstone shares representing approximately 24% of Owlstone that we did not already own and (ii) granted to the employees of Owlstone options to purchase in the aggregate 11,000,000 shares of common stock for $0.25 per shares in exchange for the cancellation of Owlstone options outstanding and the right to acquire further Owlstone option grants.  The Company is also obligated under the Exchange Agreement (i) to issue in the aggregate 10,000,000 shares of restricted stock with a vesting schedule still to be determined and (ii) to offer to acquire the remaining shares of Owlstone common stock outstanding or issuable upon conversion of Owlstone convertible notes (representing approximately 26.21% of the remaining Owlstone shares) for in the aggregate up to 16,511,760 shares of our common stock and warrants to purchase 9,448,881 additional shares of our common stock for $0.30 per share.

Discontinued Operations

In November 2008, we de-listed Advance Display Technologies plc from the Plus Market Group in the United Kingdom as part of our strategy of divesting away from our non-core technologies and also shut down all our U.K. subsidiaries, except for Owlstone Limited, to further reduce operating costs. Therefore, the Company has discontinued operations of the following U.K. subsidiaries:  Advance Nanotech Limited, Nanofed Limited, Cambridge Nanotechnology Limited, Bio-Nano Sensium Limited, Nano Solutions Limited, Advance Display Technologies plc, Advance Homeland Security plc.  The operations and cash flows of these subsidiaries have been eliminated from the accounts of our ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The loss from discontinued operations and including the impairment of certain assets of discontinued operations have been reflected in the financial statements of this annual report.

Employees

As of March 28, 2009, we had 35 employees, including 32 full-time employees, on a consolidated basis.

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

CERTAIN RISK FACTORS RELATING TO OUR BUSINESS

We may need to obtain additional funds in the near future, and, if we are unable to secure adequate funds on acceptable terms, we may be unable to support our business plan and be required to suspend operations.

We may need to obtain additional funds in the near-term, and may seek to do so by entering into one or more strategic arrangements, borrowing funds on a senior secured basis, conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such alternatives. There can be no assurance that any additional funds will be available to us as and when required, or on terms that will be acceptable to us. If we are unable to obtain the funds required on a timely basis, we may not be able to fund our projects and the development of the businesses of our subsidiaries. In such event, we may be required to suspend our plan of operations. Moreover, even if the necessary funding is available to us, the issuance of additional securities would dilute the equity interests of our existing stockholders, perhaps substantially.

We have not generated significant revenue in the past and have not been profitable historically.

Since inception, we have generated revenue of $4,284,610 as of December 31, 2008. Given our strategy of developing unproven technologies in the chemical detection business, we do not expect to realize significant revenue from operations and achieve profitability before the end of 2009.  However, the Company projects to be cash flow positive in the fourth quarter of 2009, assuming that our efforts to obtain additional funds are achieved.  Any delays beyond the expected development periods for our technologies would prolong, and could increase the level of, our operating losses and negative operating cash flow. Many factors (including factors beyond our control) could result in a disparity between liquidity sources and cash needs, including those discussed below.

We are a development stage company, and our success is subject to the substantial risks inherent in the establishment of a new business venture.

Our business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, many of which may be beyond our control, or which cannot be predicted at this time. We may encounter unforeseen difficulties or delays in the implementation of our plan of operations, which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our common stock.  In November 2008, we refined our strategy to focus solely on chemical detection technologies and as a result de-listed one of our U.K. subsidiaries from the Plus Market exchange and discontinued operations of our noncore U.K. subsidiaries.  Implementation of this strategy is still in its early stages.

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

A substantial portion of our revenues currently depends on sales to the U.S. government and could be affected by changes in federal funding levels.

Agencies and departments of the U.S. government currently account for substantially all of our revenues from research and development contracts and grants. We are counting on significant revenues from U.S. government contracts for the foreseeable future. U.S. government programs are limited by budgetary constraints and are subject to uncertain future funding levels that could result in the termination of programs. A decline in security-related government spending, or a shift away from chemical detection programs that we address, could hurt our sales, put pressure on our prices and reduce our revenues and margins.

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

Any technologies that we successfully develop will require third-party assistance in manufacturing them. If we are unable to collaborate with outside parties capable of performing manufacturing operations, at acceptable costs, our effort to commercialize a particular technology may not prove successful. The efforts of those third parties may not be successful. We may not be able to establish relationships with third-parties to manufacture our products, or the cost thereof may result in our not generating a profit from the product. Any interruption or failure by these suppliers, distributors and collaboration partners to meet their obligations pursuant to various agreements with us could have a material adverse effect on our business, profitability and cash flows.

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

There is increasing public concern about the environmental and ethical implications of nanotechnology which could impede or delay market acceptance of products developed through these means. Nanotechnology-enabled products are mainly composed of materials such as carbon, silicon, silicon carbide, germanium, gallium arsenide, gallium nitride, cadmium selenide or indium phosphide. Because of the size, shape or composition of the nanostructures or because they may contain harmful elements, nanotechnology-enabled products could pose a safety risk to human health or the environment. The regulation and limitation of the kinds of materials used in or to develop nanotechnology-enabled products, or the regulation of the products themselves, could harm the commercialization of nanotechnology-enabled products and impair our ability to achieve revenue from the license of nanotechnology applications.

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

We have begun divesting businesses and assets which we have determined no longer fit our strategy. For example, in November 2008 we de-listed Advance Display Technologies plc from the Plus Market exchange in the U.K.  In addition, we sold an equity interest in a business in December 2007 to redirect our efforts away from the development of early-stage nanotechnologies. We may undertake divestiture transactions when we believe there is a financial or strategic benefit to us in doing so. Such divestitures, should they occur, may result in losses. There may also be costs and liabilities that we incur or retain in connection with these divestitures. We may be unable to successfully divest non-strategic assets and, if we incorrectly evaluate the strategic fit and valuation of divested businesses or assets, we may forego opportunities that would otherwise have benefited our business.

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

CERTAIN RISK FACTORS RELATING TO OUR COMMON STOCK

The market for common stock is limited, and you may not be able to sell the shares of our common stock that you hold.

Our common stock is currently traded on the Over-The-Counter Bulletin Board, not on a national securities exchange. Therefore, our common stock can be thinly traded, and as such the market for purchases and sales of our common stock may at times be limited, which could cause the price of our common shares to rise or fall significantly. Accordingly, it may be difficult to sell shares of our common stock quickly without significantly depressing the value of the stock. Unless we are successful in developing  investor interest in our stock, purchases or sales of our stock could result in major fluctuations in the price of the stock.

Stockholder interest in us may be substantially diluted as a result of the sale or issuance of additional securities pursuant to existing commitments and to fund our plan of operation.

Our certificate of incorporation authorizes us to issue an aggregate of 200,000,000 shares of common stock, on such terms and at such prices as our Board of Directors may determine. Issuances of additional shares of common stock would result in dilution of the percentage interest in our common stock of all stockholders ratably and might result in dilution in the tangible net book value of a share of our common stock, depending upon the price and other terms on which the additional shares are issued. In addition, the issuance of additional shares of common stock upon exercise of the warrants or stock options, or even the prospect of such issuance, may have an effect on the market for our common stock and may have an adverse impact on the price at which shares of our common stock trade.

As of March 28, 2009, we had 55,407,572 shares of common stock issued and outstanding. We had also issued warrants to purchase approximately 18,000,000 shares of our common stock, notes convertible into approximately 30,300,000 shares of our common stock.  In addition, according to the Owlstone exchange, additional warrants and common stock to acquire up to approximately 26,000,000 shares of our common stock are anticipated to be issued.  The Company filed with the Commission on Form S-8 the Company’s 2008 Equity Incentive Plan on September 24, 2008 (File No. 333-153654) in which a total of 40,462,293 shares were registered, which includes stock options exercisable into approximately 11,600,000 shares of our common stock, all of which remained outstanding, along with up to approximately 25,200,000 shares of our common stock for the Company’s 2008 Equity Incentive Plan.  In addition, the Company accrued approximately 3,700,000 stock grants as a contingent liability remaining from the 2005 equity incentive plan and certain employee employment contracts which are scheduled to be issued and granted to certain employees.  If all of these shares are issued and if all of our options and warrants currently outstanding and anticipated to be issued are exercised in full, the number of our outstanding shares of common stock would increase from approximately 55,407,572 as of March 28, 2009 to approximately 170,000,000, with approximately 30,000,000 authorized common shares remaining available to be issued under our certificate of incorporation. Furthermore, if all our warrants currently outstanding were to be exercised, it would generate additional working capital to the Company of approximately $5,400,000.  There is no public market for our warrants or stock options. Nonetheless, exercise of a significant number of warrants and stock options, and the issuance of additional shares of our common stock, would be dilutive to existing stockholders.

If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our common stock, our stock price and trading volume may decline.

The trading market for our common stock will be influenced by the research reports that industry or securities analysts publish about our business. We do not currently have, and may never obtain, research coverage by industry or securities analysts. If no industry or securities analysts commence coverage of us, the trading price of our common stock could be negatively impacted. In the event we obtain industry or security analyst coverage, and if one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price would likely decline, or if one or more of these analysts cease to cover us or our industry or fails to publish reports about us regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline.

We may be the subject of securities class action litigation due to future stock price volatility.

Our common stock price has fluctuated significantly since our inception in August 2004 and may continue to do so in the future. We expect that the market price of our common stock will likely continue to fluctuate significantly and remain highly volatile. We will not have control over the factors that cause such volatility. Historically, when the market price of a stock has been volatile, holders of that stock have often initiated securities class action litigation against the company that issued the stock. If any of our stockholders bring a similar lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management from the operation of our business.

We do not intend to declare cash dividends on our common stock.

We will not distribute any cash to our stockholders until and unless we can develop sufficient funds from operations to meet our ongoing needs and implement our business plan. As a result, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. The future market price for our common stock may never exceed the price that you pay for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

        We do not own any interest in real property.  We lease 2,450 square feet of office space in Montebello, New York for our corporate headquarters.  Also, our majority-owned subsidiary Owlstone Limited leases 10,037 square feet of office and laboratory space in Cambridge, England.  We believe that our leased space is adequate to meet our business needs for the foreseeable future and that, if such space were to become unavailable, we would be able to acquire other space that would be adequate for our business needs at comparable rent.

  ITEM 3. LEGAL PROCEEDINGS.

On May 6, 2008, Magnus Gittins, a former director of the Company and former President and Executive Chairman, filed a complaint with the Department of Labor titled Magnus R. E. Gittins v. Advance Nanotech, Inc., Case No. 2-4173-08-048. Mr. Gittins alleges Sarbanes-Oxley Act retaliatory termination of employment with the Company resulting from his informing the Audit Committee about purportedly inadequate and inaccurate disclosures provided by the Company’s majority-owned subsidiary, Owlstone Nanotech, Inc. Mr. Gittins requests relief in the form of reinstatement of employment and damages in the amount of not less than $10,000,000, the issuance of 650,000 shares of Company common stock, the issuance of 350,000 stock options, salary and benefits through September 10, 2008, attorneys’ fees and costs. The Company believes that the complaint made by Mr. Gittins is without merit and that it will not result in any material liability or have any materially adverse effect on the Company.

We are not aware of any other pending or threatened litigation against us that we expect will have a materially adverse effect on our business, financial condition, liquidity, or operating results. However, legal claims are inherently uncertain, and we cannot assure you that we will not be adversely affected in the future by legal proceedings.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol AVNA.OB   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. The below prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Year Ended December 31,
	2008		2007
	High	Low	High	Low
1st Quarter	0.29	0.14	0.82	0.41
2nd Quarter	0.30	0.14	0.52	0.25
3rd Quarter	0.28	0.13	0.40	0.20
4th Quarter	0.18	0.06	0.38	0.20

Holders

As of March 28, 2009, an aggregate of 55,407,572 shares of our common stock were issued and outstanding and were owned by approximately 2,474 holders of record, based on information provided by our transfer agent, Computershare Trust Company.

Dividends

The Company has never paid dividends on its common stock and does not anticipate to do so in the foreseeable future.

Sales of Unregistered Securities

On October 9, 2008, we issued 521,437 shares of common stock to holders of the Company’s 8% Convertible Notes in payment of $79,309 in accrued interest on the Notes.  The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in that all of the holders of the Notes were “accredited investors” within the meaning of the Securities Act and Regulation D.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during fiscal 2008 or fiscal 2007.

Information Regarding Equity Compensation Plans

EQUITY INCENTIVE PLAN INFORMATION

We presently have a single plan for the granting of equity incentives to directors, employees and consultants - the 2008 Equity Incentive Plan, or the Plan. Stock grants and options to purchase common stock may be issued under the Plan. The Plan is intended to be a broad-based, long-term retention program that is intended to attract and retain talented employees, directors and consultants and align their interests with stockholder interests. The purpose of the Plan is to promote the success, and enhance the value, of the Company by aligning the interests of participants with those of our stockholders. Our Board adopted the Plan on September 23, 2008.

We have reserved 40,462,293 shares of our common stock for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of our common stock or options to purchase common stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board delegated administration of the Plan to the Compensation Committee consisting of directors Joseph Peters, Virgil Wenger and Joseph Zappulla. The Compensation Committee will be responsible for recommendations to the Board of Directors for final approval of all grants made under the Plan.

The following table provides certain information as of December 31, 2008, with respect to all of the Company’s equity compensation plans in effect on that date.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	11,622,845	$0.38	26,613,793

Total	11,622,845		26,613,793

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc. and its subsidiaries, whether conducted through Advance Nanotech or a subsidiary of the company.

Overview and Plan of Operations

Our efforts are principally focused on the development of chemical sensing products using our Owlstone technology. Owlstone has developed a chemical detector that has been incorporated into its lead product named Lonestar, which is currently being sold and used in the marketplace. This product was launched in July 2007 and has a growing customer base. Our plan of operations includes a strategic mixture of selling completely integrated products and supplying component parts to original equipment manufacturers, as is the case with our Lonestar product.. We intend to partner with market leaders to integrate our technologies into existing commercial applications, partner with contract manufacturers to bring our products directly to market and to partner with others whose placement in a territory or market offers advantages, particularly if the territory is one on which we would not otherwise concentrate our own efforts.  We believe that this strategy positions us to best achieve the potential for our technologies in the most effective and time-sensitive manner.

Liquidity and Capital Resources

Cash Flows

                    Our operations have not historically generated positive cash flow.  The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional funds.  (See Note A Going Concern section)

At December 31, 2008, the Company had a total of approximately $66,810 of cash and cash equivalents. Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds. The Company is presently pursuing various options to generate additional funds, including, among others, strategic partnering arrangement, financing on a senior secured basis, and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through sales or partnering arrangements or obtain additional financing  through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

The Company is actively exploring various debt and equity financing transactions. In addition, plans to generate additional revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and applying for more government grants. We have initiated cost reduction programs and will continue to control and reduce expenses until funds from operations can support the growth of the business. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

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

              As of December 31, 2008, the fair value warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.69%, the contractual life of 4.25-5 years and volatility of 196%. In accordance with EITF No. 00-19, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $1,150,224, was recorded as a liability, with an offsetting charge to additional paid-in capital.  The Company recognized a non-cash gain of $2,897,452 for this revaluation for the twelve month period ending December 31, 2008, which correlates to the decline in the Company’s share price of its common stock.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

We generated revenues of $3,266,215 in the year ended December 31, 2008 compared to $512,350 for the year ended December 31, 2007, representing an increase of $2,753,865, or a multiple over five times.  Increased revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of December 31, 2008.

Research and development costs for the year ended December 31, 2008 compared to the year ended December 31, 2007 were relatively flat at $2,233,829 and $2,253,750, respectively.  Research and development costs relate directly to the Owlstone Nanotech, Inc. majority owned subsidiary.

General and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 were $6,101,880 and $6,356,403, respectively, representing a decrease of $254,523, or 4%.  Non-cash related expenses for the year ended December 31, 2008 were approximately $1,700,000. Non-cash expenses include costs related to FAS123R options, employee and Board of Directors equity grants, equity options and grants and warrants for consultants in lieu-of-cash.  General and administrative expenses for the year ended December 31, 2008 included:

•	an increase in legal, accounting and SEC filing fees of approximately $205,000;
•	an increase in facilities cost of approximately $250,000;
•	an increase in business license fees for our products and Board of Director fees of approximately $50,000; and
•	an increase in Owlstone salespeople salaries of approximately $163,000 which were offset by:
•	a decrease in general consulting costs of approximately $200,000; and
•	a decrease in non-cash equity & option awards of approximately $1,000,000.

                Interest and other income for the year ended December 31, 2008 and for the year ended December 31, 2007 was $3,572,591 and $2,110,588, respectively, representing an increase of $1,462,003 from 2007. The increase in other income was a direct result of the revaluation of the warrant liability due to the decline in the share price of the Company’s common stock.  The Company recognized a non-cash gain of $2,897,452 for this revaluation.  This was offset by a decrease in other income due to the forgiveness of accounts payable in 2008 of $171,465 compared to $469,928 in 2007.  For 2008, other income also included a research and development tax credit from the Company’s Owlstone subsidiary of approximately $406,000 from the UK government.  In addition, the Company received approximately $35,000 of rent income from the sublease of its New York City offices prior to assignment of the lease.  For 2007, other income also includes grant income of $146,331 as well as a gain from sale of investment of $937,836.  The gain on the sale of investment related to the sale of the Company’s investment in Singular ID in Singapore.  Interest income increased by $10,196 for the same period in 2008 compared to 2007. This increase was a result of our increased cash and cash equivalents maintained in our short-term money market account, which was invested as a result of the net proceeds raised at the end of 2007 and beginning of 2008 in convertible notes.  Cash decreased throughout 2008 as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest and other expenses for the year ended December 31, 2008 and for the year ended December 31, 2007 was $766,315 and $73,788, respectively, representing an increase of $692,527 from 2007.  The increase in interest expense correlates to the increase in convertible notes that the Company issued and the corresponding interest expense obligation on those notes.  In addition, the Company recognized a non-cash late registration cost of $122,303 for the year ended December 31, 2008 and also incurred a non-cash gain of $2,897,452, during the same period, for the re-valuation of the Company’s warrant liability driven by the decline in the price of the Company’s common stock.

The Company had a loss from operations of $6,165,266 for the year ended December 31, 2008, compared to $8,223,291 for the comparable period in 2007, representing a decrease of $2,058,025, or approximately 25%.  The Company had a loss from continuing operations of $2,469,669 for the year ended December 31, 2008, compared to $4,736,582 for the comparable period in 2007, representing a decrease of $2,266,913, or approximately 48%. We had a net loss of $4,055,374 for the year ended December 31, 2008 compared to $4,644,230 for the comparable period in 2007, representing a decrease of $588,856, or approximately 13%. The decrease in Net Loss for 2008 is a result of the non-cash gain of the warrant liability revaluation of $2,897,452 which is off-set by the losses from discontinued operations of $1,585,705.  Revenue increased by $2,753,865 while operating expenses decreased by $274,444, and the Company had a gain of $1,011,624 from minority interest related to subsidiaries’ losses for the year ended December 31, 2008. For the twelve months of 2008, the Company had a loss from continuing operations of $0.06 cents per share, compared with a loss of $0.13 cents per share for the same twelve month period in 2007.

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

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no material off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)     Evaluation of disclosure controls and procedures

As of December 31, 2008, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Mendoza Berger & Company LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective.  However, as more fully explained below, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, the company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In performing the assessment, management has identified the following control deficiency that we have concluded is a material weakness in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2008.

•
Insufficient resources, systems and controls in the accounting and finance function, including weakness in the oversight of our majority owned  subsidiary in the U.K., Owlstone Limited, due to lack of personnel and resources.

Our management made multiple changes to improve our internal control over financial reporting throughout the organization in 2008; Improvements included improved communications and reporting between subsidiaries and the Company.  However, our main operating subsidiary, Owlstone Limited, has a separate and non-integrated accounting system which increases complexity of consolidation and financial reporting and also limits the amount of visibility to local transactional detail at the parent company level.  Since manual trial balances have to be prepared and mapped to the parent’s chart of accounts, there are inherent risks of potential misclassifications that may result in a material misstatement.  The Company and the subsidiary, Owlstone Limited, are aware of this inadequacy and have implemented additional controls to minimize the risk of errors in consolidation and in the Company’s external financial reports.  In addition, the Company and subsidiary are in the process of sourcing a senior level Financial Controller/Finance Director in the U.K. to oversee day-to-day operations and provide local oversight, subsidiary reporting and local technical expertise directly to the Chief Financial Officer in the United States.  Key changes for the Company going forward will be the design and implementation of additional internal controls over the accounting and oversight of all subsidiaries, including enhancing our accounting systems, processes, policies and procedures that continue past December 31, 2008 and were initially applied in the preparation of our 2008 consolidated financial statements. In connection with the initial operation of these controls, we identified and recorded a number of adjustments to our 2008 consolidated financial statements and related disclosures, prior to including them in this report.

As a result of the material weakness described above, management has concluded that, as of December 31, 2008, our system of internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework.

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

(c)     Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, we identified a material weakness with the accounting of our majority owned subsidiary and with the internal controls associated with oversight of this subsidiary. We intend to further develop and re-design controls over Owlstone Limited throughout the first quarter and beyond in 2009 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls.  The Company plans to hire a senior level Financial Controller/Finance Director in the U.K. to provide oversight, improve internal financial controls and provide local accounting expertise for the Company.  During the period from inception (August 17, 2004) to December 31, 2008 and during the fourth quarter of 2008, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to our board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “PROPOSAL 1–ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE” and “SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” appearing in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

All of our employees, officers and directors are subject to our Code of Business Conduct and Ethics Policy, which is filed as Exhibit 14.1 to this Form 10-K.  The ethics policy meets the code of ethics requirements of the SEC. If any material provisions of our Code of Business Conduct and Ethics Policy are waived for our Chief Executive Officer or senior financial officers, or if any substantive changes are made to our policy as they relate to any director or executive officer, we will disclose that fact on our website within four (4) business days. In addition, any other material amendment of our Code of Business Conduct and Ethics Policy will be so disclosed.

MANAGEMENT

Our directors and executive officers as of March 28, 2009, are as follows:

Name	Age	Positions with the Company
Bret Bader	42	Chief Executive Officer
Thomas P. Finn	43	Chief Financial Officer and Secretary
Andrew J. Cosentino	54	Non-Executive Chairman of the Board and Director
Jon Buttles	34	Director
Lee J. Cole	48	Director
Peter Gammel	48	Director
Joseph Peters	51	Director
Peter Rugg	61	Director
Virgil E. Wenger	78	Director
Joseph Zappulla	51	Director
Douglas Zorn	58	Director

Bret Bader, Chief Executive Officer

Bret Bader has held several senior leadership positions over the past 16 years with leading manufacturers of security screening sensors including EG&G Astrophysics, Heimann Systems and Smiths Detection.  Most recently he served as general manager and vice president of Smiths Detection Americas division. Mr. Bader joined Owlstone Nanotech, Inc. in April 2006 as the Chief Executive Officer of the Company’s majority owned subsidiary.  In September 2008, Bret Bader was appointed as the Chief Executive Officer of the Company.

Thomas P. Finn, Chief Financial Officer and Secretary

Thomas Finn has served as our Chief Financial Officer since October 2005, having joined us in February 2005 as our Financial Controller. Prior to joining us, Mr. Finn was employed by Purdue Pharmaceutical L.P., and its independent associated companies in various capacities, as an internal auditor from January 2004 to February 2005.  As an independent consultant focused on improving controls, procedures and operations, Mr. Finn served positions as interim CFO, controller or auditor for various start-up companies from May 2000 to January 2004.  Mr. Finn worked as a senior accountant for six years with IBM Corporation until May 2000.  Mr. Finn holds a Bachelor of Business Administration in Finance from the University of Massachusetts at Amherst and a Masters of Business Administration in International Business from the Helsinki School of Economics in Helsinki, Finland.

Andrew Cosentino, Chairman of the Board and Director

Andrew Cosentino is a Yale graduate with 30 years of experience in structuring, negotiating and consummating strategic transactions for, and advising on other matters integral to the businesses of, public and private companies ranging from early growth phase companies to mature industry leaders, as well as investment banking firms and funds, worldwide. Through 2003, he practiced law, and was a partner in major U.S. law firms. Since then, he has been a high level advisor to public and private companies, venture companies and private equity funds. He is a director and executive officer of Inflect Technologies plc, a company engaged in development of novel technologies, and of First London Securities, plc, a London-based merchant banking firm. Andrew is also a non-executive director of Nviro Cleantech plc, a company engaged in development and commercialization of clean technologies; Prize Mobile Group plc, a company engaged in developing and selling customized mobile reward games; and Greenwich Water Polo, Inc., a not-for-profit corporation engaged in operating youth aquatics programs.

Jon Buttles, Director

Jon Buttles is the founder and managing partner of Core Equity Group LLC, a financial advisory and strategic consulting firm focused on building, financing and growing emerging technologies companies.  Prior to Core Equity Group LLC, Jon was managing director at SBI USA LLC, a boutique investment bank formerly affiliated with SOFTBANK Japan, where he led banking transactions in the public and private banking sectors across a diverse set of industries.  Prior to SBI USA, Jon worked at Monument Advisors Inc, a middle market private equity boutique managing a mezzanine fund and a leveraged buyout fund.  Jon has a strong base of corporate finance experience in technology investment banking, public and private placements, leveraged buy-outs, private equity fund management and mergers and acquisitions.  Jon is a director of Inflect Technologies Limited, a company engaged in development of novel technologies, and a director of Ophthaltec Limited, a company engaged in the business of detection, diagnosis, and treatment of eye disease.

 Lee J. Cole, Director

Mr. Cole has served as our director since October 2005 and formerly served as Chairman of the Board from October 2004 to April 2006. Mr. Cole served as the interim Acting Chief Executive Officer of the Company from April 28, 2008 to September 4, 2008. Since 1998, Mr. Cole has been a principal with Tech Capital Group, a technology consulting and investment firm that has investments in private and public information and healthcare technology companies. Mr. Cole has also been a director since June 2004 of Enhance Biotech, Inc., an OTC-traded developer of lifestyle drug pharmaceuticals, and a director since December 2002 of Electronic Game Card, Inc., an OTC-traded developer and designer of gaming devices, serving as the interim Chief Executive Officer for that company from January 2006 to February 1, 2009.

Peter Gammel, Director

Peter Gammel has over 20 years experience in new product and funding development, intellectual property investment, and team building and management. His extensive technical expertise coverers single electron devices, superconducting devices, MEMS and RF acoustic wave devices. He has more than 200 referred technical publications and has over 25 patents issued and in process.

Peter serves as CTO at SiGe Semiconductor.   Previous positions include VP engineering at a venture backed start-up company, CTO of Advance Nanotech Inc., CTO of Agere Systems' analog products business unit, and research director at Bell Laboratories (Alcatel-Lucent). He holds a PhD in physics from Cornell University and Bachelor of Science degrees in physics and mathematics from Massachusetts Institute of Technology (MIT).

Joseph Peters, Director

Mr. Peters has served as our director since January 2008. Mr. Peters served President George W. Bush as the Assistant Deputy Director for State and Local Affairs of the White House’s Drug Policy Office (commonly referred to as the Drug Czar’s Office), where his duties included supervision of the country’s High Intensity Drug Trafficking Area (HIDTA) Program. Mr. Peters also served as the Drug Czar’s Liaison to the White House Office of Homeland Security and Governor Tom Ridge. Previously, Mr. Peters joined the Clinton White House to direct the country’s 26 HIDTAs, with an annual budget of a quarter billion dollars. Mr. Peters also represented the White House Drug Czar’s office with police, prosecutors, governors, mayors and many non-governmental organizations.

Mr. Peters was named as a special organized crime prosecutor with the U.S. Department of Justice and received its “John Marshall Award” from U.S. Attorney General Dick Thornburg. Mr. Peters began his career as a State prosecutor when he joined the Pennsylvania Attorney General’s office in 1983. He later served as a Chief Deputy Attorney General of the Organized Crime Section, and in 1989 was named the first Executive Deputy Attorney General of the newly created Drug Law Division. In that capacity, Mr. Peters oversaw the activities of 56 operational drug task forces throughout the State, involving approximately 760 local police departments with 4,500 law enforcement officers. Mr. Peters consults to national and international law enforcement organizations on narco-terrorism and related intelligence and prosecution issues. He is a member of the International Association of Chiefs of Police (IACP), where he sits on their Terrorism Committee. Mr. Peters serves as President and Director of MSGI Security Solutions, Inc (MSGI.OB) since 2004. Mr. Peters also serves on the Board of Directors of Vigicomm Inc. since 2007.

Peter Rugg, Director

Mr. Rugg has served as our director since October 2005.  Mr. Rugg, a Senior Partner of Tatum, LLC, an executive services firm, has been employed as a partner of that firm for over five years. Mr. Rugg has more than 30 years of diversified business experience with special competence in capital structure, and creative financing alternatives and general management of small and medium sized companies. Prior to Tatum, Mr. Rugg was Senior Vice President and Chief Financial Officer of Triton Energy, a NYSE listed international oil and gas exploration and development company that was subsequently sold to Amerada Hess. Before that he had a 23 year career in corporate finance with JP Morgan. Over his long career, he has managed public company financial reporting, investor relations, tax compliance and audit, budget and planning, and information technology systems, human resources, operations, and business development.  Mr. Rugg also serves as a director of Celsia Technogies, Inc. (CLST, PK) since July 2005, and Nviro Cleantech, plc (NVR, London AIM) beginning in July 2006. He sits on several private and non-profit boards.

Virgil E. Wenger, Director

Mr. Wenger has served as our director since October 2005.  Mr. Wenger, a CPA, retired as a partner of Ernst & Young LLP in 1990 after a 37-year career with the firm.  Since 1990, Mr. Wenger has continued his business activities as an independent consultant.  Since 1992, Mr. Wenger has served as a Trustee of the Pittsburgh & West Virginia Railroad, an American Stock Exchange listed company. Since 2005, Mr. Wenger has served as Chief Financial Officer of Shareholder Intelligence Services, LLC, a provider to publicly traded companies of information about their shareholders and trading activity.  Mr. Wenger is a graduate of the University of Kansas and the Harvard Business School’s Advanced Management Program.  He is the father-in-law of our CFO and Secretary, Thomas P. Finn.

Joseph M. Zappulla, Director

Mr. Zappulla, who serves as chairman of the Audit Committee and on the Compensation Committee, has over 25 years of executive management experience in financial operations, investment banking, mergers and acquisitions, investment analysis, capital raising, corporate development and strategic planning and budgeting. Mr. Zappulla founded in 1999 and serves as CEO of Grannus Financial Advisors, Inc., a strategic consulting firm on matters such as financial operational review, corporate governance, investor relations, capital raising, mergers and acquisitions, and general business needs. Prior to Grannus, Mr. Zappulla served as a director for Mabon Securities engaged to help turn-around the 100 year brokerage firm. In this role, he also managed strategic planning, compliance, and internal audit. Earlier, he served as member of the U.S. equities management team at S.G.Warburg and Co. directing the firm’s institutional equities effort worldwide, as well as its finance and administration, treasury operations, and accounting in the U.S. For nearly 10 years, Mr. Zappulla worked at Donaldson, Lufkin and Jenrette in its institutional equities division in varying capacities from trading to management, including strategic planning and budgeting and financial administration. He began his career at American Express Co. as an analyst, where he spent two years analyzing financial operations and markets. He holds an MBA from Suffolk University (Boston, MA) and is currently FINRA Registered Series 7, 24 and 63.

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

ITEM 11. EXECUTIVE COMPENSATION.

For information required by Item 11 with respect to executive compensation, see the information set forth under the captions “EXECUTIVE COMPENSATION” and “CORPORATE GOVERNANCE” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

EQUITY INCENTIVE PLAN INFORMATION

We presently have a single plan for the granting of equity incentives to directors, employees and consultants - the 2008 Equity Incentive Plan, or the Plan. Stock grants and options to purchase common stock may be issued under the Plan. The Plan is intended to be a broad-based, long-term retention program that is intended to attract and retain talented employees, directors and consultants and align their interests with stockholder interests. The purpose of the Plan is to promote the success, and enhance the value, of the Company by aligning the interests of participants with those of our stockholders. Our Board adopted the Plan on September 23, 2008.

We have reserved 40,462,293 shares of our common stock for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of our common stock or options to purchase common stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board delegated administration of the Plan to the Compensation Committee consisting of directors Joseph Peters, Virgil Wenger and Joseph Zappulla. The Compensation Committee will be responsible for recommendations to the Board of Directors for final approval of all grants made under the Plan.

Information about our 2008 Equity Incentive Plan information as of December 31, 2008 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	11,622,845	$0.38	26,613,793

Total	11,622,845	$0.38	26,613,793

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Proposal 2- RATIFICATION OF THE APPOINTMENT OF MENDOZA BERGER & COMPANY, L.L.P. AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2009 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

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

2.2
Exchange Agreement, dated December 19, 2007, by and among Bret Bader, Mark Brennan, Paul Boyle, Andrew Koehl, David Ruiz-Alonso and the Company (incorporated by reference to Exhibit 2.2 to Form 10-K filed by the Company on March 31, 2008).

2.3	Exchange Agreement Amendment No. 1, dated May 28, 2008, between the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 28, 2008).

2.4
Exchange Agreement Amendment No. 2, dated September 4, 2008, between the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on September 10, 2008).

2.5
Agreement, dated December 18, 2007, between the Company, the other vendors party thereto and Bilcare Singapore Pte Limited (incorporated by reference to Exhibit 2.3 to Form 10-K filed by the Company on March 31, 2008).

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).

3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 12, 2007 and filed February 15, 2007).

3.3	Company’s Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K dated June 19, 2006 and filed June 20, 2006).

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

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.41 to Form 10-K filed by the Company on March 31, 2008).

4.5	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.5 to Form 10-K filed by the Company on March 31, 2008).

4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to Form 8-K filed by the Company on September 10, 2008).

4.7	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 10.2 to Form 8-K filed by the Company on September 10, 2008).

10.1	Loan Management Account Agreement, by and between the Company and Merrill Lynch Bank USA (incorporated by reference to Exhibit 10.1 to Form 10-QSB filed by the Company on November 14, 2007).

10.2*	2008 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed by the Company on September 4, 2009).

10.3*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed by the Company on September 4, 2009).

Exhibit No.	Document Description
10.4*	2005 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed by the Company on December 29, 2005).

10.5*	Amended and Restated 2005 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.8 to Form 10-QSB filed by the Company on May 15, 2006).

10.6*	Form of Director Compensation and Confidential Information Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Company on September 10, 2008).

10.7*	Employment Agreement dated September 4, 2008 by and between the Company and Bret Bader (incorporated by reference to Exhibit 10.5 to Form 8-KB filed by the Company on September 10, 2008).

10.8*
Amended and Restated Employment Agreement dated November 13, 2008 by and between the Company and Thomas P. Finn (incorporated by reference to Exhibit 10.1 to Form 10-Q filed by the Company on November 14, 2008).

10.9
Form of Subscription Agreement, dated December 19 and 21, 2007, between the Company and the subscribers thereto (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).

10.10
Pledge and Security Agreement, dated December 19, 2007, between the Company and Axiom Capital Management, Inc (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).

10.11
Collateral Agent Agreement, dated December 19, 2007, among Axiom Capital Management, Inc. and the parties thereto (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).

10.12
Form of Subscription Agreement, dated September 4, 2008, between the Company and the subscribers thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on September 10, 2008).

14.1w	Code of Business conduct and Ethics Policy

21.1	Subsidiaries of the Registrant (Direct or Indirect) Advance Nanotech Singapore Pte. Limited (a Singapore corporation) Owlstone Nanotech, Inc. (a Delaware corporation) Owlstone

23.1 w	Consent of Mendoza Berger & Company, LLP

31.1 w	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2 w	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1 w	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 w	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
w	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2009.

ADVANCE NANOTECH, INC.

/S/ BRET BADER
BRET BADER CHIEF EXECUTIVE OFFICER

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ BRET BADER	Chief Executive Officer (Principal Executive officer )	March 31, 2009
Bret Bader

/S/ THOMAS P. FINN	Chief Financial Officer (Principal Financial Officer)	March 31, 2009
Thomas P. Finn	and (Principal Accounting Officer)

/S/ ANDREW J. COSENTINO	Non-Executive Chairman and Director	March 31, 2009
Andrew J. Cosentino

/S/ JON BUTTLES	Director	March 31, 2009
Jon Buttles

/S/ LEE J. COLE	Director	March 31, 2009
Lee J. Cole

/S/ PETER GAMMEL	Director	March 31, 2009
Peter Gammel

/S/ JOSEPH PETERS	Director	March 31, 2009
Joseph Peters

/S/ PETER RUGG	Director	March 31, 2009
Peter Rugg

/S/ VIRGIL E. WENGER	Director	March 31, 2009
Virgil E. Wenger

/S/ JOSEPH ZAPPULLA	Director	March 31, 2009
Joseph Zappulla

/S/ DOUGLAS ZORN	Director	March 31, 2009
Douglas Zorn

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.	F-2

Consolidated Balance Sheets of Advance Nanotech, Inc. and Subsidiaries, as of December 31, 2008 and 2007.	F-3

Consolidated Statements of Operations and Comprehensive Loss of Advance Nanotech, Inc. and Subsidiaries for the year ended December 31, 2008 and 2007 and for the period from August 17, 2004 (inception) through December 31, 2008.
F-4

Consolidated Statement of Stockholders' Equity (Deficit) of Advance Nanotech, Inc. and Subsidiaries for the period from August 17, 2004 (inception) through December 31, 2008.	F-5

Consolidated Statements of Cash Flows of Advance Nanotech, Inc. and Subsidiaries for the years ended December 31, 2008 and 2007 and the period from August 17, 2004 (inception) through December 31, 2008.
F-6

Notes to Consolidated Financial Statements of Advance Nanotech, Inc. and Subsidiaries.	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advance Nanotech, Inc.

We have audited the accompanying consolidated balance sheets of Advance Nanotech, Inc., as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from inception (April 17, 2004) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advance Nanotech, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 17, 2004) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/S/ MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 30, 2009

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$66,810	$1,867,626
Restricted cash	-	77,557
Prepaid expenses and other current assets	201,524	148,641
Accounts receivable	511,213	1,325,080
Inventory	221,376	74,672
VAT tax refund receivable	23,476	40,352
Current assets of discontinued operations	-	779,149

TOTAL CURRENT ASSETS	1,024,399	4,313,077

Property plant and equipment, net	282,076	242,005
Patents	569,835	516,513
Deferred financing costs of discontinued operations	-	801,620
Intangibles of discontinued operations	-	119,868

TOTAL ASSETS	$1,876,310	$5,993,083

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,107,614	$693,168
Accrued expenses	1,120,248	987,840
Deferred equity compensation	61,001	345,268
Deferred revenue	-	38,279
Capital lease obligation, current portion	8,561	21,483
Current liabilities of discontinued operations	326,617	980,412
TOTAL CURRENT LIABILITIES	2,624,041	3,066,450

Convertible notes payable	9,905,623	6,294,105
Common stock warrants	1,150,224	2,184,266
Capital lease obligation, net of current portion	5,318	13,879
Other liabilities of discontinued operations	-	334,001

TOTAL LIABILITIES	13,685,206	11,892,701

Minority interests in subsidiaries	6,201,034	6,854,191

STOCKHOLDERS' EQUITY / (DEFICIT)
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding in 2008 and 2007, respectively	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 53,590,459 and 36,595,686 shares issued and outstanding in 2008 and 2007, respectively	53,591	36,596
Additional paid in capital	17,287,151	16,128,733
Warrant valuation	662,200	2,708,358
Accumulated other comprehensive income (loss)	(1,131,389)	(801,386)
Deficit accumulated during development stage	(34,881,483)	(30,826,109)
TOTAL STOCKHOLDERS' DEFICIT	(18,009,930)	(12,753,808)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,876,310	$5,993,083

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2008	Year ended December 31, 2007	Period from August 17, 2004 (Date of inception) to December 31, 2008
Revenue- product	$981,481	$185,496	$1,427,362
Revenue- service	2,284,734	326,854	2,857,248
Total net revenue	3,266,215	512,350	4,284,610

Cost of sales	(1,095,772)	(125,488)	(1,372,711)
Gross margin	2,170,443	386,862	2,911,899

Research and development	(2,233,829)	(2,253,750)	(8,513,661)
Selling, general and administrative	(6,101,880)	(6,356,403)	(32,449,841)
Total operating expenses	(8,335,709)	(8,610,153)	(40,963,502)

Loss from operations	(6,165,266)	(8,223,291)	(38,051,603)

Other income/ (expense)
Interest income	18,629	8,433	378,066
Grant income	-	146,331	198,831
Gain on sale of investment	-	937,836	937,836
Forgiveness of accounts payable	171,465	469,928	641,393
Other Income	485,045	548,060	1,047,768
Interest expense	(766,315)	(73,788)	(885,358)
Fair value of warrants gain	2,897,452	-	11,636,595
Accrued late registration costs	(122,303)	-	(2,447,496)

Loss before minority interest	$(3,481,293)	$(6,186,491)	$(26,543,968)

Minority interest in net loss of subsidiary	1,011,624	1,449,909	5,164,766

Loss from continuing operations	$(2,469,669)	$(4,736,582)	$(21,379,202)

Loss from discontinued operations	(1,585,705)	92,352	(13,502,281)
Provision for income taxes	-	-	-
Net loss	$(4,055,374)	$(4,644,230)	$(34,881,483)

Foreign currency translation adjustment loss	(330,003)	(320,606)	(1,131,389)

Comprehensive loss	$(4,385,377)	$(4,964,836)	$(36,012,872)

Loss per share from continuing operations- basic and diluted	$(0.06)	$(0.13)	$(0.65)

Loss per share from discontinued operations- basic and diluted	$(0.04)	$(0.00)	$(0.42)

Net loss per share - basic and diluted	$(0.10)	$(0.13)	$(1.07)

Comprehensive loss per share- basic and diluted	$(0.11)	$(0.14)	$(1.09)

Weighted average shares outstanding- basic and diluted	41,224,811	35,906,842	32,721,806

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO DECEMBER 31, 2008

						Deficit	Accumulated
	Common			Additional		Accumulated	Other	Total
	Stock		Preferred	Paid In	Warrant	During	Comprehensive	Stockholders'
	Shares	Amount	Stock	Capital	Valuation	Development	Income/(Loss)	Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of December 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant gain / (loss)				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of December 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued-FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of December 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

Warrants issued in connection with private placement				(1,590,250)				(1,590,250)
Placement costs relating to private placement				(896,427)				(896,427)
Shares issued to consultants for services	89,192	89		11,506				11,595
Warrants issued to consultants for services	-	-		255,191				255,191
Shares issued on conversion of notes	985,888	986		244,814				245,800
Shares issued in connection with Owlstone Exchange	13,291,039	13,291		(13,291)				-
Shares issued for interest paid on convertible notes	518,749	519		78,120				78,639
Shares issued as late registration penalty	364,551	365		87,854				88,219
Shares issued to employees	1,745,354	1,745		219,568				221,313
Stock options issued-FAS123R	-	-		715,175				715,175
Common stock warrants	-	-		2,046,158	(2,046,158)			-
Net Loss						(4,055,374)		(4,055,374)
Foreign currency translation							(330,003)	(330,003)

Balance as of December 31, 2008	53,590,459	53,591	-	17,287,151	662,200	(34,881,483)	(1,131,389)	(18,009,930)

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
			Period from
			August 17, 2004
	Year ended	Year ended	(Date of inception)
	December 31, 2008	December 31, 2007	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,469,669)	$(4,736,582)	$(21,379,202)
Adjustments to reconcile net loss to cash flows
used in operating activities
Depreciation	132,353	131,206	428,193
Loss from discontinued operations	(1,585,705)	92,352	(13,502,280)
Fair value of warrant liability	(2,897,452)	-	(11,636,595)
Common stock issued for services	11,595	440,000	2,723,095
Common stock issued to employees	221,313	595,070	1,799,461
Common stock issued for interest on convertible note	78,639	-	78,639
Common stock issued on conversion of notes	245,800	-	245,800
Stock options issued to employees	715,175	748,901	2,426,618
Warrants issued for services	255,191	-	412,899
Accrued late registration costs	122,303	-	2,447,496
Gain on sale of investment	-	(937,836)	(937,836)
Forgiveness of accounts payable	(171,465)	(469,928)	(641,393)
Changes in operating assets and liabilities
Decrease (increase) in restricted cash	77,557	(33)	-
Increase in prepayments and other	(52,883)	(128,072)	(222,092)
Decrease (increase) in accounts receivable	813,867	(1,087,422)	(511,213)
Decrease (increase) in grants receivable	-	146,373	-
Decrease (increase) in inventory	(146,704)	813	(221,376)
Decrease (increase) in VAT receivable	16,876	107,409	(23,476)
Increase (decrease) in accounts payable	585,911	123,224	1,749,007
Increase (decrease) in accrued expenses	132,408	390,878	1,120,248
Increase (decrease) in deferred revenue	(38,279)	(108,094)	-
Increase (decrease) in deferred equity compensation	(284,267)	(150,390)	61,001
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(4,237,434)	(4,842,132)	(35,583,006)
NET CASH USED IN DISCONTINUED OPERATIONS	(533,928)	(872,398)	326,617
NET CASH USED IN OPERATING ACTIVITIES	(4,771,362)	(5,714,530)	(35,256,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(179,147)	(22,488)	(710,269)
Development of patent technology	(53,322)	(146,417)	(569,835)
Investment	-	1,133,466	937,836
Minority investment in subsidiary	(653,156)	358,098	6,201,035
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(885,625)	1,322,659	5,858,767

CASH FLOWS FROM FINANCING ACTIVITIES:

Capital lease obligations, net	(21,483)	(22,365)	13,879
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of convertible notes	3,857,318	6,294,105	10,151,423
Financing fees on issuance of notes	(896,427)	(567,755)	(1,464,182)
Financing fees on merger shares issued		-	(425,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	2,939,408	5,703,985	30,581,980
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	1,246,766	514,273	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,186,174	6,218,258	30,581,980

Effect of exchange rates on cash and equivalents	(330,003)	(320,606)	(1,131,389)

NET INCREASE (DECREASE) IN CASH	(1,800,816)	1,505,781	66,810
CASH AT BEGINNING OF PERIOD	1,867,626	361,845	-
CASH AT END OF PERIOD	$66,810	$1,867,626	$66,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$357,713	$15,552	$406,053
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible notes issued as repayment of loan and accounts payable	$602,000	$354,000	$956.000

The accompanying notes are an integral part of these financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Corporate History

We were originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980, and subsequently changed our name to Dynamic I-T, Inc. and then in January 2004, changed our name to Artwork & Beyond, Inc., or Artwork. On October 1, 2004, Artwork entered into a share exchange agreement to acquire all of the issued and outstanding common stock of Advance Nanotech Holdings, Inc. pursuant to the terms and conditions set forth in the share exchange agreement. The acquisition transaction closed simultaneously with the execution of the share exchange agreement. Artwork and its affiliates were unrelated to the stockholders of Advance Nanotech Holdings, Inc. prior to the execution, delivery and performance of the share exchange agreement. As a result of this transaction (and certain capital transactions, including a reverse 100-to-1 stock split on October 5, 2005), control of Artwork was changed, with the former stockholders of Advance Nanotech Holdings, Inc. acquired approximately 99% of Artwork’s outstanding common stock. In addition, all of the officers and directors of Artwork prior to the transaction were replaced by designees of the former shareholders of Advance Nanotech Holdings, Inc., and Artwork’s corporate name was changed to “Advance Nanotech, Inc.” As a consequence of the change in control of Artwork resulting from these transactions, all prior business activities of Artwork were completely terminated, and Artwork adopted the business plan developed by Advance Nanotech Holdings, Inc. prior to the transaction. On October 5, 2004, the new Board of Directors approved the change of the issuer’s name to “Advance Nanotech, Inc. (a Colorado corporation),” or Advance Nanotech Colorado.

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

 On December 19, 2007, the Company entered into an exchange agreement (as amended, the “Exchange Agreement”) with certain stockholders (the “Owlstone Founders”) of its majority owned subsidiary Owlstone Nanotech, Inc. (“Owlstone”) to increase the Company's ownership interest in Owlstone.  Pursuant to the Exchange Agreement, the Company on September 4, 2008 (i) issued 13,291,039 shares of its common stock to the Owlstone Founders in exchange for Owlstone shares representing approximately 24% of Owlstone that we did not already own and (ii) granted to the employees of Owlstone options to purchase in the aggregate 11,000,000 shares of common stock for $0.25 per shares in exchange for the cancellation of Owlstone options outstanding and the right to acquire further Owlstone option grants.  The Company is also obligated under the Exchange Agreement (i) to issue in the aggregate 10,000,000 shares of restricted stock with a vesting schedule still to be determined and (ii) to offer to acquire the remaining shares of Owlstone common stock outstanding or issuable upon conversion of Owlstone convertible notes (representing approximately 26.21% of the remaining Owlstone shares) for in the aggregate up to 16,511,760 shares of our common stock and warrants to purchase 9,448,881 additional shares of our common stock for $0.30 per share.

Discontinued Operations

In November 2008, we de-listed Advance Display Technologies plc from the Plus Market Group in the United Kingdom as part of our strategy of divesting away from our non-core technologies and also shut down all our U.K. subsidiaries, except for Owlstone Limited, to further reduce operating costs. Therefore, the Company has discontinued operations of the following U.K. subsidiaries:  Advance Nanotech Limited, Nanofed Limited, Cambridge Nanotechnology Limited, Bio-Nano Sensium Limited, Nano Solutions Limited, Advance Display Technologies plc, Advance Homeland Security plc.  The operations and cash flows of these subsidiaries have been eliminated from the accounts of our ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this annual report.

  Current Operations

We are a development stage company seeking to commercialize novel chemical sensor products based on our proprietary and innovative gas sensing technology, developed by our Owlstone Nanotech, Inc. subsidiary.  Our technology offers an attractive combination of small size, high sensitivity, low power consumption, reprogrammability, high chemical selectivity and low cost.  Historically, we were developing several nanotechnologies.  In December 2007, we decided to revise our strategy and to focus our efforts, principally, on the commercialization of our chemical detection technology.  As such, we have determined to progressively divest ourselves of our other technologies and their respective subsidiaries, which we have substantially completed.  Our operating business today is centered upon our Owlstone subsidiary and the ongoing commercialization of its products.

In the United States alone, the chemical sensor market is projected to surpass $5 billion by 2012, according to Freedonia Group, with additional opportunities in the military market.  We have initially targeted the industrial and homeland defense sectors.  In later stages, we plan to commercialize sensing products for the consumer, environmental monitoring and medical diagnostics markets. We are poised to benefit from powerful trends driving the demand for improved technologies within the chemical sensing arena, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

 The market for chemical sensing faces unique challenges in detecting hazardous substances in various forms and in a myriad of operating environments. In homeland defense, chemical sensors are used to detect chemical warfare agents and explosives to protect military personnel, government buildings and civilians. In industrial applications, chemical sensors monitor air quality for health and safety purposes and also provide vital information during manufacturing processes. The existing technologies for chemical sensors in these industries are outdated and are typically limited by physical size, sensitivity and/or reliability. We believe that these factors have led to unacceptable sample collections, uninspired deployment scenarios, high false-positive rates and, subsequently, a call to action by the U.S. Department of Defense for better solutions.

Our Solution

Our sensing technology was specifically designed to meet the specifications set forth by the U.S. Department of Defense. The key element of the Owlstone sensor is a silicon chip that provides a chemical-sensing mechanism using Field Asymmetric Ion Mobility Spectrometry, or FAIMS, a variant of conventional Ion Mobility Spectrometry, or IMS. Our technology enables unprecedented miniaturization of sensors with superior analytical capability at a compelling cost advantage, the ability to be programmed and reprogrammed to detect a wide range of substances, and high selectivity and sensitivity. The Owlstone detector was conceived by Andrew Koehl who began the development of Owlstone’s fundamental technology in 2001.  Mr. Koehl was later joined by Paul Boyle and David Ruiz-Alonso and, together, they developed the core technology.

Our Products

We are currently marketing two chemical sensing products: Tourist and Lonestar. Tourist is an evaluation platform currently being sold by Owlstone to select partners and customers. Our Lonestar product is a fully functional unit for certain applications in industrial markets as well as a test platform for partners providing a fully integrated and deployable chemical detection system. Lonestar was launched in July 2007, and we have commenced shipping units to end-users. In addition, we have also developed and shipped a third product called the Owlstone OVG-4, which is a system for generating trace concentration levels of chemicals and calibration gas standards.

We intend to keep our sales organization lean and are pursuing product-based strategies within markets that are characterized by high-volume, centralized procurements. In applications where procurement is fragmented, we intend to partner with existing market leaders that already possess distribution networks and infrastructure using either “component” supply or contract sales strategies and with other partners whose placement in a territory or market offers advantages, particularly if the territory is one in which we would not otherwise concentrate our own efforts.

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

 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of continuing operations include the accounts of Advance Nanotech, Inc., Owlstone Nanotech, Inc., Owlstone Limited and Advance Nanotech (Singapore) Pte Ltd. (the "Company").  The consolidated financial statements of discontinued operations include Advance Nanotech Ltd, Bio-Nano Sensium Limited, Advance Display Technologies plc, Nanofed Limited, Cambridge Nanotechnology Limited, Nano Solutions Limited and Advance Homeland Security plc (the “Discontinued Group”).

Minority stockholders of Owlstone Nanotech, Inc. (15.97%), Advance Nanotech (Singapore) Pte Ltd (10%), Bio-Nano Sensium Limited (45%), Nano Solutions Limited (25%) and Advance Display Technologies plc (7.1%) are not required to fund losses; accordingly no losses have been allocated to them.  All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional funds.

                 At December 31, 2008, the Company had a total of approximately $66,810 of cash and cash equivalents. Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds. The Company is presently pursuing various options to generate additional funds, including, among others, strategic partnering arrangements, financing on a senior secured basis, and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through sales or partnering arrangements or obtain additional financing through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

The Company is actively exploring various debt and equity financing transactions.  Other plans to generate additional revenue from operations could include co-development and co-funding of its products, licensing products for upfront and milestone payments, and applying for more government grants. The Company has initiated cost reduction programs and will continue to closely manage expenses until funds from operations can support the growth of the business. Although the Company is exploring all opportunities to improve its financial condition, there is no assurance that these programs will be successful.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at December 31, 2007 are principally held by two institutions in the US and two banks in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $250,000. At December 31, 2008, the Company had uninsured cash deposits in excess of or not covered by the Federal Deposit Insurance Corporation insurance limit of approximately $50,000, held by a non U.S. Bank in the U.K.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in liquid instruments having maturity of three months or less at the time of purchase. The Company had restricted cash as a result of placing the security deposit related to our principal executive offices in New York in a standby letter of credit account. The Company is entitled to all of the interest earned on the account and receives unrestricted access to both the cash and interest at the end of the lease term or upon assignment of the lease.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the years ended December 31, 2008 and 2007, the effect of the options and warrants were anti-dilutive.

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

 In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.   Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”).  FSP EITF 03-6-1 addresses the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009.  The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or financial position.

In June 2008, the FASB issued EITF Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for us on January 1, 2009.  The adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share”.  This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that are presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities” (“FSP 140-4”).  FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 is effective for the first reporting period ending after December 15, 2008. FSP 140-4 is not expected to have a material impact on our consolidated financial statements.

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

	Estimated	December 31,	December 31,
Asset Description	Useful Life	2008	2007

Furniture and Fixtures	3-5years	$184,662	$62,444
Office Equipment	3-5years	72,165	58,377
Computers	3years	113,341	109,480
Software	3years	59,387	59,387
Plant and Machinery	5years	284,755	252,198
		714,310	541,886

Less: accumulated depreciation		(432,234)	(299,881)

Net Property and equipment		$282,076	$242,005

The Company recorded depreciation of $132,353 and $131,206 for the years ended December 31, 2008 and 2007, respectively.

Maintenance and repairs are expensed as incurred and were $22,878 and $14,161 for the years ended December 31, 2008 and 2007, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of December 31, 2008 and 2007, the Company had capitalized internally developed patents of $569,835 and $516,513, respectively. The Company has not yet recorded amortization expense related to the patents because the patents are not subject to amortization until issued and placed in use. Intangible assets will be amortized in accordance with Statement of Financial Accounting Standards No. 142, “ Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

Our ability to successfully commercialize our products and technologies is significantly enhanced by our ability to secure strong intellectual property rights-generally patents-covering these products and technologies. The development and protection of intellectual property and proprietary technology is a key priority in our current and ongoing activities. As of December 31, 2008, we had been issued three U.S. patents.  As of March 31, 2009, we had one additional U.S. Patent issued and we had ten patent applications submitted and awaiting response and four patent applications pending submittal under PCT protection with the United States Patent and Trademark Office. In addition, we had six patent applications pending with European patent offices and four applications pending submittal, covering the key functional and operational features of our chemical detection technologies. Lastly, we had one patent issued in other jurisdictions with three applications submitted and four applications pending.

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

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ending December 31, 2008.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:
•	Owlstone Nanotech, Inc. - At December 31, 2008, the Company owned 87.03% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies plc- At December 31, 2008, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•
Advance Nanotech Singapore Pte. Ltd.- At December 31, 2008, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.

•	Bio-Nano Sensium Technologies Ltd.- At December 31, 2008, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At December 31, 2008, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interests in subsidiaries” in the consolidated balance sheets and “Minority interest in net loss of subsidiary” in the consolidated statements of operations.

In November 2008, we de-listed Advance Display Technologies plc from the Plus Market Group in the United Kingdom as part of our strategy of divesting away from our non-core technologies and also shut down all our U.K. subsidiaries, except for Owlstone Limited, to further reduce operating costs. Therefore, the Company has discontinued operations of the following U.K. subsidiaries:  Advance Nanotech Limited, Nanofed Limited, Cambridge Nanotechnology Limited, Bio-Nano Sensium Limited, Nano Solutions Limited, Advance Display Technologies plc, and Advance Homeland Security plc.

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

As of December 31, 2008 and 2007, the Company has recognized revenue of $3,266,215 and $512,350, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping its Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and engineering services provided to customers as of December 31, 2008.

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

NOTE G - STOCKHOLDERS' EQUITY

1. Common Stock

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.  At December 31, 2008, 53,590,459 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of December 31, 2008, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2007 Stockholders’ Equity Transactions (See NOTE H for stock-based compensation equity transaction disclosure)

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, “Share-Based Payment” and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services”, and recognized over the related service period.

4. Warrant Re-pricing

               On September 30, 2008, the Company had automatically re-priced the warrants granted to the placement agent issued in 2005 as a result of the fourth closing of the 8% Convertible Note financing that occurred on September 4, 2008 as follows:

	# Warrants	New Price
Agent Warrants	192,502	$0.91
Agent Warrants	720,815	$0.57

                The above re-pricing was a result of anti-dilution provisions in the 2005 investor and agent warrants. The revised exercise price was out-of-the money on the measurement date because the closing stock price on September 30, 2008 was $0.18.

                On September 30, 2008, the Company reclassified a loss for 2008 of $2,844 to additional paid in capital on the September re-pricing of the placement agent warrant valuation. The loss was a result of using a Black Scholes pricing model to determine the fair value. There was no statement of operations effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

On February 15, 2008, the Company automatically re-priced the warrants granted to the placement agent issued in 2005 as a result of the third closing of the 8% Convertible Note financing that occurred on February 15, 2008 as follows:

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

     On March 31, 2008, the Company reclassified a gain of $2,043,315 to additional paid in capital on the February 15, 2008 re-pricing of the warrant valuation. The gain was a result of using a Black Scholes pricing model to determine the fair value. There is no income statement effect for the re-pricing of the warrants because they were priced “out-of-the-money” and as such would not contain a beneficial conversion feature to record.  The reclassification remained in stockholders’ equity.

5. Warrants

The following table summarizes information about our warrants:

	Warrants Summary		Weighted Average Exercise Price
December 31, 2007	14,824,173		$0.73

Granted	12,691,317	(a ) (c) (d) (e)	$0.33
Exercised	-		-
Cancelled or Forfeited	(6,802,642)	(b) (c) (d)	$1.12

December 31, 2008	20,712,848		$0.32

(a)
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

(b)	As of March 31, 2008, the 2005 Investor warrants totaling 5,889,325 expired according to the terms of the warrants.

(c)
As of June 30, 2008, 1,650,000 warrants were issued to a consultant for services to be performed in 2008. The warrant valuation for these warrants was estimated using the Black-Scholes option pricing model. The estimated fair value of the warrants was $255,191 which was expensed in 2008.

(d)
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

(e)
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

(f)
As of September 30, 2008, the Company had re-priced 913,317 placement agent warrants, relating to the 2005 private placement, to purchase 192,502 shares to a new exercise price of $0.91. The revised exercise price was out-of-the money on the measurement date because the closing stock price on September 30, 2008 was $0.18.

NOTE H - STOCK OPTION PLANS AND STOCK BASED COMPENSATION

On August 28, 2008, the Board of Directors of Advance Nanotech, Inc. adopted the Advance Nanotech, Inc. 2008 Equity Incentive Plan (the "2008 Plan"). The aggregate number of shares of Common Stock that may be issued under the Plan shall be the sum of i) 10% of the fully diluted shares of the Company (the "2008 Equity Plan Shares"), subject to adjustment as set forth in the 2008 Equity Incentive Plan, ii) securities under the Old Plan as necessary, and iii) the shares and options as defined in the Exchange Agreement for the issuance of the a) AVNA Exchange Shares, b) the AVNA Restricted Stock shares, c) the AVNA Options, and such shares are hereby reserved for issuance out of the authorized but previously unissued Shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive stock options, restricted stock, performance awards and other stock- or performance-based awards. Incentive stock options may be granted only to employees. The Plan will continue until the earlier of the termination of the Plan by the board of directors or ten years after the effective date.

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

Shares Granted to Employees

During 2008, the Company granted 1,834,546 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2008 Plan and certain contractual employment agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $233,000.

During 2007, the Company granted 2,224,224 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2005 Plan and certain contractual employment agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $1,035,070.

     As of December 31, 2008, there were 26,613,793 shares that had not been issued under the 2008 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2007	1,352,027	2.29

Granted	11,367,266	0.25
Exercised	-	-
Cancelled or forfeited	(1,096,448)	1.47
Balance, December 31, 2008	11,622,845	0.39

Range of Exercise Prices	Number Outstanding as of December 31, 2008	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of December 31, 2008	Compensation Cost Yet to be Recorded
$0.25	11,340,343	8.74	$0.25	$241,500	$-
$2.03-$3.50	280,000	1.17	2.24	2,029,895	-
$20.00-80.00	488	1.13	70.26	-	-
$100.00-200.00	663	0.58	160.34	-	-
$700.00	1,351	0.68	700.00	-	-

NOTE I- FAIR VALUE ACCOUNTING

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Detachable warrants	$1,150,224	$-	$-	$1,150,224

	$1,150,224	-	-	$1,150,224

The Company had no financial assets that were classified within the fair value hierarchy as of the period ending December 31, 2008.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants) for the three months ended December 31, 2008.

Balance at beginning of period, September 30, 2008	$2,795,762
Change in fair value of warrants	(1,645,537)
Fair value of warrants issued or accrued during the period	-
Balance at end of period, December 31, 2008	$1,150,225

The total amount of the changes in fair value for the twelve month period was a non-cash gain of $2,897,452 and was included in net loss as a result of changes in the Company's stock price in 2008.

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of December 31, 2008, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2008	61,477	3,752
2009	245,908	9,361
2010	188,655	5,460
2011	24,806	-
Thereafter	-	-

Amounts representing interest	-	(1,257)

Total principal payments	$520,846	$17,316

The Company previously leased 3,569 square feet of general office space for its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $15,706 per month. These facilities were the center for all of our administrative functions in the United States.  On September 30, 2008, the Company assigned the entire lease for the premises located at 600 Lexington Avenue to Meredith Financial Group (“MFG”).  MFG is an affiliate of a director of the Company, Lee Cole.  Under the terms of the assignment, MFG assumes all cost of the lease with the Landlord and in the event of default by MFG, the Company may be held liable by the Landlord for the remaining term of the lease which expires on September 13, 2010.

Effective June 23, 2008, the Company’s indirectly owned subsidiary, Owlstone Ltd., entered into a five-year lease agreement for Unit 127/136 Cambridge Science Park, Milton Road, Cambridge (UK). The unit has approximately 10,037 square feet which is sufficient for all of the operations of the subsidiary.  The monthly rent is approximately $28,716 (GPB £15,800), payable quarterly in advance beginning December 24, 2008.

     The Company’s indirectly owned subsidiary Owlstone Nanotech, Ltd. has terminated three leased offices in Cambridge (UK) in 2008. The Cambridge (UK) offices were located at St. John’s Innovation Centre, Cowley Road, Cambridge, CB4 0WS. All three leases were on a month-to-month basis and the subsidiary terminated with a 30-day notification.

2. Defined Contribution Plan

     The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of December 31, 2008.

NOTE K -INCOME TAXES

Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax assets, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company is subject to the income tax laws in the United States of America and the United Kingdom.  As of December 31, 2008 and 2007, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $31,922,000 and $28,384,000, respectively that may be offset against future taxable income through 2027.  Current tax laws such as IRC §382 limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is no assurance the carry forwards will be used.  Potential tax benefits of the loss carry forwards are offset by valuation allowance of the same amount.

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007, because the Company has incurred losses since its inception. Owlstone Ltd., the Company’s subsidiary, is subject to federal and provincial taxes in the United Kingdom and Advance Nanotech are subject to United States federal taxes.

The components of the Company’s net operating losses for the years ended December 31, 2008 and 2007 were:

	2008	2007

United States of America	$(1,002,000)	$(2,542,000)
United Kingdom	(1,016,000)	(2,923,000)

	$(2,018,000)	$(5,465,000)

As of December 31, 2008 and 2007 the Company had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

	2008	2007

Federal loss carryforwards (@ 34%)	$6,855,000	$5,998,000
State loss carryforwards (@ 8.5%)	1,711,000	1,500,000
Foreign loss carryforwards (@ 25%)	2,940,000	2,686,000

	11,506,000	10,184,000
Less: valuation allowance	(11,506,000)	(10,184,000)

	$-	$-

The Company’s valuation allowance increased during 2008 and 2007 by $1,322,000 and $1,811,000, respectively.

The Company had the following net operating loss carryforwards (“NOL’s”) at December 31:

	2008	2007

United States of America	$20,162,000	$17,640,000
United Kingdom	11,760,000	10,744,000

	$31,922,000	$28,384,000

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

As of December 31, 2008, the fair value warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of $2.69%, the contractual life of 4.25-5 years and volatility of 196%. In accordance with EITF No. 00-19, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $1,150,224, was recorded as a liability, with an offsetting charge to additional paid-in capital.  The Company recognized a non-cash gain of $2,897,452 for this revaluation for the twelve month period ending December 31, 2008, which correlates to the decline in the Company’s share price of its common stock.

NOTE N - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007:

		December 31, 2008		December 31, 2007
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial Assets
Cash and cash equivalents	2	$66,810	$66,810	$1,867,626	$1,867,626
Restricted cash	2	-	-	77,557	77,557
Prepaid expenses and other	3	201,524	201,524	148,641	148,641
Accounts receivable	2	511,213	511,213	1,325,080	1,325,080
VAT receivable	2	23,476	23,476	40,352	40,352
Financial Liabilities
Accounts payable	2	1,107,614	1,107,614	693,168	693,168
Accrued expenses	3	1,120,248	1,120,248	987,840	987,840

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

NOTE O – DISCONTINUED OPERATIONS

On November 14, 2008, the Company ceased operations of its U.K. subsidiaries as follows:  Advance Display Technologies plc, Advance Nanotech Limited, Nano Solutions Limited, Nanofed Limited, Bio Nano Sensium Limited, Cambridge Nanotechnology Limited and Advance Homeland Security plc “the Discontinued Group”.  Accordingly, the results of operations of these entities are reported as loss from discontinued operations in the consolidated statement of income.

The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

Results for discontinued operations were as follows:

	Loss from Discontinued Operations

	2008	2007	2006	2005	2004

Advance Display Technologies plc gain (loss)	(1,576,022)	(379,879)	(3,652,621)	(2,502,451)	(89,729)
Advance Nanotech Limited gain (loss)	(13,683)	(65,186)	(210,852)	(93,969)	(246,563)
Bio Nano-Sensium Limited gain (loss)	7,411	(5,995)	(12,180)	(1,567,874)	0
Nano Solutions Limited gain (loss)	(3,411)	543,413	(1,764,968)	(1,471,209)	(396,512)

Loss from discontinued operations	(1,585,705)	(92,352)	(5,640,621)	(5,635,503)	(732,804)

Assets and Liabilities of discontinued operations were comprised of the following at December 31, 2008 and December 31, 2007:

	2008	2007

Property Plant and Equipment	-	-
Deferred Financing Costs, current portion	-	779,149
Deferred Financing Costs, long term portion	-	801,620
Intangibles	-	119,868
	-	1,700,637

Accounts payable	84,845	598,714
Accrued expenses and other	241,772	381,698
Loans payable – other liabilities	-	334,001
	326,617	1,314,413

In connection with management’s strategic decision to discontinue the operations of its non-revenue subsidiaries, the Company wrote off and expensed the remaining financing costs related to capital raised through its ADT plc subsidiary and took an impairment write-off of the intangible assets primarily related to patents that were no longer to be maintained.

NOTE P - SUBSEQUENT EVENTS

None