Form 10-K/A
period 2008-12-31
Advance Nanotech, Inc.
filed 2009-04-30
CIK 354699

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Advance Nanotech, Inc. (the “Company”) for the year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on March 31, 2009, (the “Original Form 10-K”) is solely to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any other disclosure contained in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Bret Bader, Chief Executive Officer

Bret Bader has held several senior leadership positions over the past 16 years with leading manufacturers of security screening sensors including EG&G Astrophysics from 1989 to 1999, Heimann Systems and Smiths Detection from 1999 to 2006.  Most recently he served as general manager and vice president of Smiths Detection Americas division. Mr. Bader joined Owlstone Nanotech, Inc. in April 2006 as the Chief Executive Officer of the Company’s majority owned subsidiary.  In September 2008, Bret Bader was appointed as the Chief Executive Officer of the Company.

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

Andrew Cosentino, Chairman of the Board and Director

Andrew Cosentino is a Yale graduate with 30 years of experience in structuring, negotiating and consummating strategic transactions for, and advising on other matters integral to the businesses of, public and private companies ranging from early growth phase companies to mature industry leaders, as well as investment banking firms and funds, worldwide. Through 2003, he practiced law, and was a partner in major U.S. law firms. Since then, he has been a high level advisor to public and private companies, venture companies and private equity funds. He is a director and executive officer of Inflect Technologies plc since June 2007, a company engaged in development of novel technologies, and of First London plc since May 2008, a London-based merchant banking firm. Andrew is also a non-executive director of Nviro Cleantech plc since September 2007, a company engaged in development and commercialization of clean technologies; Prize Mobile Group plc since May 2008, a company engaged in developing and selling customized mobile reward games; and Greenwich Water Polo, Inc., a 501(c)(3) not-for-profit corporation engaged in operating youth aquatics programs.

Jon Buttles, Director

Jon Buttles is the founder and managing partner of Core Equity Group LLC, a financial advisory and strategic consulting firm focused on building, financing and growing emerging technologies companies.  Prior to Core Equity Group LLC, Jon was managing director at SBI USA LLC from 2000 to 2004, a boutique investment bank formerly affiliated with SOFTBANK Japan, where he led banking transactions in the public and private banking sectors across a diverse set of industries.  Prior to SBI USA, Jon worked at Monument Advisors Inc. from 1998 to 2000, a middle market private equity boutique managing a mezzanine fund and a leveraged buyout fund.  Jon has a strong base of corporate finance experience in technology investment banking, public and private placements, leveraged buy-outs, private equity fund management and mergers and acquisitions.  Jon is a director of Inflect Technologies Limited since September 2006, a company engaged in development of novel technologies, and a director of Ophthaltec Limited since February 2007, a company engaged in the business of detection, diagnosis, and treatment of eye disease.

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

Peter serves as CTO at SiGe Semiconductor since .   Previous positions include VP engineering at a venture backed start-up company, CTO of Advance Nanotech Inc. from June 2005 to July 2006, CTO of Agere Systems' analog products business unit from 2001 to 2005, and research director at Bell Laboratories (Alcatel-Lucent) from 1996 to 2001. He holds a PhD in physics from Cornell University and Bachelor of Science degrees in physics and mathematics from Massachusetts Institute of Technology (MIT).

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

Douglas Zorn, Director

Mr. Zorn has served as our director since March 2007. Mr. Zorn is the founder of three start-up companies. Mr. Zorn is the founder and a director of US Wireless Data, Inc. (d/b/a StarVox Communications), a Voice-Over-Internet-Protocol (VoIP) communication company, where he has also served as the Chairman and President from June 2004 to March 2007. Mr. Zorn also founded and served as President, CEO and Chairman of Appiant Technologies, Inc., a communications software company from April 1994 to February 2003, and as COO of Monterey Telecommunications Corporation, an OEM wireless switch manufacturer from March 1992 to March 1994. Mr. Zorn also served as Vice President and CFO of Centigram Communications Corporation, a designer, manufacturer and marketer of integrated systems, from April 1985 to February 1992. Mr. Zorn is a certified public accountant who holds a Masters in Business Administration from Santa Clara University.

CORPORATE GOVERNANCE

Our Board of Directors is comprised of nine members.  The Board of Directors and management are committed to responsible corporate governance for the long-term benefit of our stockholders. Our Board and management review published guidelines and recommendations of institutional stockholder organizations and current best practices of similarly situated public companies. Our Board and management also regularly evaluate and, when appropriate, revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules issued by the SEC.

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

•
Although the Company is not obliged at this time to comply with corporate governance requirements of a national securities exchange, a majority of the members of its Board are independent directors, as defined by Section 10(A)(m)(3) of the Securities Exchange Act of 1934, as amended.  The Board further ensures that its members who presently do not satisfy the requirements as independent directors serving on committees of the board of directors are not affected by real or perceived conflicts of interest that may otherwise interfere with the independent exercise of their best judgment for the exclusive interest of the Company and its shareholders.

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

•
As part of our Code of Business Conduct and Ethics Policy, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. The Audit Committee receives directly, without management participation, all hotline activity reports, including complaints on accounting, internal controls and auditing matters.  This program is administered by Grant Thornton LLP.

•
The Audit Committee consists of three non-employee directors, of which two qualify as “financial experts” within the meaning of SEC Regulation S-K, Item 407(d)(5).  The committee consists of Joseph Zappulla, who serves as chairman of the committee, Jon Buttles and Douglas Zorn.

•	The Governance Committee consists of three non-employee directors: Peter Gammel, who serves as chairman of the committee, Lee Cole and Joseph Peters.

•
The Compensation Committee consists of three non-employee directors: Joseph Peters, who serves as chairman of the committee, Virgil Wenger and Joseph Zappulla. Mr. Wenger is the father-in-law of the Company’s Chief Financial Officer, Thomas P. Finn,  Mr. Wenger abstains from any vote or resolution specifically related to  Mr. Finn’s compensation.

•	Our Board reviews at least annually our business initiatives, capital projects and budget matters.

•	The Audit Committee reviews and approves all related-party transactions.

Stockholder Communications with Directors

Stockholders who wish to communicate with the Board or with a particular director may send a letter to the Secretary of the Company at Advance Nanotech, Inc., 400 Rella Blvd, Suite 160, Montebello, NY 10901. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters should state whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will circulate the communications (with the exception of commercial solicitations) to the appropriate director or directors. Communications marked “Confidential” will be forwarded unopened.

 Board Meetings and Committees

Our Board of Directors met 9 times during 2008.  Our Board consists of a majority of independent directors who attended at least 75% of the meetings of the Board of Directors and Board committees on which such directors served during 2008. The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Governance Committee.  The Executive Committee was eliminated in 2008 effective upon the appointment of Messrs. Buttles, Cosentino, Gammel, and Zappulla to the Board of Directors on September 4, 2008.  Each committee has a charter which is available on our website under “Investor Relations” at www.owlstonenanotech.com.

The committee memberships of our directors as of March 28, 2009 are as follows:

		Committee Membership
Name	Director Since	Audit	Compensation	Governance
Jon Buttles	2008	X
Lee J. Cole	2005			X
Andrew J. Cosentino	2008
Peter Gammel	2008			Chair
Joseph Peters	2008		Chair	X
Peter Rugg	2005
Virgil E. Wenger	2005		X
Joseph Zappulla	2008	Chair	X
Douglas Zorn	2007	X

Audit Committee: The functions of the Audit Committee are to recommend selection of independent public accountants to our Board, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing with the SEC.  Our Board has determined that all members of the Audit Committee are financially literate, as that term is defined by NASDAQ and by applicable SEC rules. The Audit Committee currently consists of Messrs. Zappulla (Chairman), Buttles and Zorn. The Audit Committee met four times during 2008 and all members of the Audit Committee attended meetings since their appointment.

Compensation Committee: The Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and administers the 2008 Equity Incentive Plan as amended. All members of the Compensation Committee are (1) “non-employee directors” (within the meaning of Rule 16b-3 of the Exchange Act), and (2) “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended). None of the members of the Compensation Committee have interlocking relationships as defined by the SEC. Two members of the Compensation Committee do not meet the definition of “independent” under the rules of NASDAQ. Virgil Wenger is the father-in-law of the Company’s Chief Financial Officer, Thomas P. Finn. As such, Mr. Wenger abstains from any vote or resolution specifically related to the compensation for Mr. Finn.  Joseph Zappulla’s company, Grannus Financial Advisors, Inc., was contracted with the Company to provide consulting services in 2008 prior to his appointment as Director.  Mr. Zappulla’s company received compensation from the Company prior to being appointed a Director, and the consulting contract with his company has expired.  The Compensation Committee is specifically responsible for determining the compensation of the Chief Executive Officer. The Compensation Committee currently consists of Messrs. Peters (Chairman), Wenger and Zappulla. The Compensation Committee met one time in 2008.

Governance Committee: The Governance Committee is responsible for proposing a list of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. The Governance Committee currently consists of Messrs. Gammel (Chairman), Cole and Peters. The Governance Committee met one time in 2008.

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

            Candidates for independent Board members have typically been found through recommendations from directors or others associated with the Company. Stockholders may also recommend candidates by sending the candidate’s name and resume to the Governance Committee under the provisions set forth above for communication with the Board. The deadline to submit recommendations for nominees for election to the Board at our 2009 Annual Meeting of Stockholders is May 15, 2009.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors, executive officers and 10% stockholders, we believe that all Section 16(a) filing requirements were met during 2008 in a timely manner except for the following: There were five Form 3’s were filed late by Mr. Joseph Peters, Mr. Andrew Cosentino, Mr. Paul Boyle, Mr. David Ruiz-Alonso and Mr. Andrew Koehl.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid for the fiscal years ended December 31, 2008 and 2007 to the persons who served as our Chief Executive Officer during 2008 and the other executive officers (as defined in Rule 3b-7 under the Exchange Act) serving at the end of 2008 (referred to as the named executive officers):

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($) (6)	All Other Compensation ($) (7)	Total ($)
Bret I. Bader (1)	2008	$237,500	$-	$-	$188,024	$-	$425,524
Chief Executive Officer	2007	$250,000	$62,500	$-	$127,752	$-	$440,252

Thomas P. Finn	2008	$237,500	$-	$34,938	$49,623	$6,000	$328,061
Chief Financial Officer and Secretary	2007	$240,833	$-	$71,634	$30,877	$73,116	$416,460

Antonio Goncalves (2)	2008	$83,833	$-	$-	$49,623	$-	$133,456
Former Chief Executive Officer	2007	$252,083	$-	$22,433	$30,877	$73,116	$378,509

Lee Cole (3)	2008	$-	$-	$12,000	$-	$8,667	$20,667
Former Chief Executive Officer	2007	$-	$-	$-	$-	$-	$-

Magnus Gittins (4)	2008	$88,461	$-	$-	$49,623	$-	$138,084
Former Executive Chairman	2007	$158,144	$-	$37,779	$30,877	$64,666	$291,466

(1)
Mr. Bader was appointed as Chief Executive Officer of the Company on September 4, 2008.  For the periods prior thereto in 2007 and 2008, he served as Chief Executive Officer of the Company’s majority-owned subsidiary Owlstone Nanotech, Inc.  The table does not include 1,700,000 shares of restricted stock that Mr. Bader has a right to acquire under the Exchange Agreement but that have not yet been issued pending determination of an acceptable vesting schedule.  The amount of Bonus earned in 2007 for Mr. Bader relates to a cash bonus approved by the Board of Owlstone Nanotech, Inc. and earned as Chief Executive Officer of Owlstone Nanotech, Inc., the Company’s majority owned subsidiary.

(2)	Mr. Goncalves resigned from the Company effective April 28, 2008.

(3)
Mr. Cole served as interim Chief Executive Officer from May 2, 2008 to September 4, 2008, but he did not receive any salary or benefits for serving in that capacity.  Mr. Cole received 100,000 shares of the Company’s common stock and earned $8,667 in Director Fees for serving on the Board.

(4)	Mr. Gittins ceased employment with the Company effective May 2, 2008.

(5)
The stock awards issued for Mr. Finn consisted of 406,250 for 2008 and 144,817 shares for 2007. In addition, 81,250 shares for the forth quarter 2008 have not been issued, but earned and accrued in 2008 at $0.07/share, or $5,688.

Stock awards are recorded as the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” based on the grant date fair value of the stock and expensed as the stock becomes fully vested.

(6)
The values shown reflect the dollar amounts relating to option awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007, as applicable, in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2008 are included in Note H to our audited financial statements included in this report.

For 2008, these values include amounts from options awarded on August 13, 2007; 350,000 options were issued to Thomas Finn in 2008.  For Mr. Gittins and Goncalves the options have been cancelled according to the plan terms.

(7)	All Other Compensation consists of commuting allowance, gross-up for payment of taxes and fees for serving as a director of one of the Company's majority-owned subsidiaries as follows:

Name	Commuting Allowance ($)	Gross-up for taxes ($)	Director Fees ($)	Total Other Compensation ($)
Thomas P. Finn
2008	$6,000	$-	$-	$6,000
2007	$6,000	$4,700	$62,416	$73,116

Antonio Goncalves
2008	$-	$-	$-	$-
2007	$6,000	$4,700	$62,416	$73,116

Magnus Gittins
2008	$-	$-	$-	$-
2007	$2,250	$-	$62,416	$64,666

Lee Cole
2008	$-	$-	$8,667	$8,667

     Mr. Finn entered into an Amended and Restated Employment Agreement with the Company on November 13, 2008.   Mr. Bader entered into an Employment agreement with the Company on September 4, 2008.  The terms of their agreements are identical except as described herein. The base salary for Mr. Bader and Mr. Finn is $250,000 per annum. The initial term of their employment agreements are for two years and continue during such time until terminated by either party pursuant to the terms summarized under “Employment, Termination and Change-in-Control Arrangements” on page 34. Each employment agreement renews automatically for a one-year period at the end of its term unless either party provides notice to the other party at least one year prior to the expiration date. Mr. Finn receives a $500 monthly commuting allowance as a non-accountable reimbursement for commuting expenses.   Pursuant to his prior employment agreement, Mr. Finn received (i) an option to purchase 350,000 shares of our common stock with a cashless exercise provision, an exercise price of $0.25 and a vesting schedule of 87,500 options per quarter commencing on August 13, 2007 and (ii) 650,000 shares of restricted common stock which vest quarterly pro-rata over the two years that commenced on August 13, 2007.  Each employment agreement contains a provision prohibiting the named executive officer from competing with the Company for a period of at least twelve months after his employment is terminated. The foregoing descriptions of the employment agreements are qualified in their entirety by the actual agreements, copies of which have previously been filed with the SEC.

 Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides certain information as of December 31, 2008, concerning unexercised options and stock awards including those that had been granted but not yet vested as of such date for each of the named executive officers.

	Option Awards					Stock Awards
			Equity Incentive Plan Awards					Equity Incentive Plan Awards	Equity Incentive Plan Awards
	Number of Securities Underlying Un-exercised Options (#) (1)	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable	Options (#)	($)	Date	(#)	($)	(#)	($)
Bret Bader (1)	2,017,578	-	-	$0.25	8/23/2017	-	-	-	$-

Thomas P. Finn (2)	120,000	-	-	$2.03	1/5/2011	162,500	$19,500
	350,000			0.25	8/13/2017

(1)
The options were granted pursuant to the Owlstone Exchange Agreement to replace options to purchase Owlstone shares.  The table does not include 1,700,000 shares of restricted stock that Mr. Bader has a right to acquire under the Exchange Agreement but that have not yet been issued pending determination of an acceptable vesting schedule.

(2)	The restricted stock vests in equal portions in each of the first two quarters of 2009.

  Employment, Termination and Change-in-Control Arrangements

Messrs. Bader and Finn have two-year employment agreements with us dated September 4, 2008, and November 13, 2008, respectively.  In the event employment of the named executive officer is terminated for any reason other than “cause”, as defined in the applicable agreement, or the named executive officer’s death, we will continue to be obligated to pay the named executive officer’s salary, bonus and health benefits for one year thereafter.  In the event of the named executive officer’s death, we will continue to be obligated to pay the named executive officer’s family’s health benefits for one year thereafter.

Non-Employee Director Compensation

Members of the Board of Directors who are not employees of the Company receive a retainer of $5,000 per quarter and a fee of $1,000 for attending each Board or stockholder meeting. Directors who are employees do not receive compensation for serving as directors or for attending Board of Directors, committee or stockholder meetings.  We maintain a written compensation policy for our non-employee directors. The Chairman of each Board committee receives $5,000 per annum additional compensation for serving as Chairman.  There is one family relationship between a director and an executive officer of the Company, which was disclosed when the director was appointed: Virgil Wenger, a director of the Company, is the father-in-law of Thomas Finn, Chief Financial Officer.

In 2008 Directors fees included 100,000 shares of our common stock, a one time stock award approved in the first quarter 2008 and issued December 18, 2008 at Fair Market Value of $0.12 per share according to the Company’s Director’s Compensation Agreement.

The following table provides information on compensation awarded or paid to our non-employee directors for the fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($) (1)	Equity Awards ($) (2) (3)	Total ($)
Lee J. Cole (4)	$-	$-	$-
Peter Rugg	$22,000	$12,000	$34,000
Virgil E. Wenger	$22,000	$12,000	$34,000

Douglas Zorn	$22,000	$12,000	$34,000
Joe Peters	$23,250	$12,000	$35,250
Jon Buttles (5)	$8,667	$12,000	$20,667
Andrew Cosentino (6)	$8,667	$12,000	$20,667
Peter Gammel	$9,917	$12,000	$21,917
Joe Zappulla (7)	$9,917	$12,000	$21,917

(1)  Fees earned in 2008 have been accrued but unpaid as of December 31, 2008.
(2)  Each Director received a one-time stock award in 2008 for 100,000 shares of common stock with a Fair Market Value of $12,000. All stock awards were outstanding at December 31, 2008.
(3) As of December 31, 2008, Mr. Cole held options to purchase 120,000 shares of common stock for $2.03 per share and Messrs.  Rugg and Wenger each held options to purchase 20,000 shares for $3.50 per share.  All option awards were outstanding at December 31, 2008.
(4) Mr. Cole’s compensation for 2008 is reported in the Summary Compensation Table.
(5) Mr. Buttles indirectly earned $77,500 in consulting fees through a consulting agreement with the Company and Core Equity Group LLC prior to being appointed as a Director of the Board.  Core Equity Group LLC elected to subscribe and capitalize $62,500 of this amount into the Company’s 8% Convertible Note offering.
(6) Mr. Cosentino additionally earned $60,000 in consulting fees to be paid in cash and common stock through a consulting agreement with the Company prior to being appointed as a Director of the Board.  In addition, the 100,000 shares of common stock granted to him as a director have been accrued but have not yet been issued.
 (7) Mr. Zappulla indirectly earned $395,507 in consulting fees through a consulting agreement with the Company and Grannus Financial Advisors Inc. (“Grannus”) prior to being appointed as a Director of the Board. Grannus elected to subscribe and capitalize $162,500 of the balance owed to Grannus into the Company’s 8% Convertible Note offering.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 28, 2009 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group. As of March 28, 2009, we had 55,407,572 shares of common stock outstanding.

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

	Shares of Common Stock Beneficially Owned			Percentage of Total Shares Outstanding
Name and Address of Owner (1)	Shares	Right to Acquire	Total
5% or Greater Stockholders:
Andrew Koehl (Co-founder) (2)	4,381,614	1,469,672	5,851,286	10.3%
Paul Boyle (Co-founder) (3)	4,068,641	1,469,672	5,538,313	9.7%
David Ruiz-Alonso (Co-founder) (4)	4,068,641	1,469,672	5,538,313	9.7%
LC Capital Master Fund, Ltd. (5)	66,889	6,000,000	6,066,889	9.9%
Ingalls & Snyder LLC (6)	514,463	6,000,000	6,514,463	10.6%
BEME Capital Limited (7)	495,895	5,700,000	6,195,895	10.1%
MacBay Partners, LP (8)	—	4,500,000	4,500,000	7.5%
MacBay Partners, LLC (8)	—	4,500,000	4,500,000	7.5%
Michael E. Hildesley (9)	348,811	3,600,000	3,948,811	6.7%
Provco Ventures I, LP (10)	224,570	3,000,000	3,224,570	5.5%
ADAMAS FUND, LLLP (formerly The Black Diamond Fund, LLLP) (11)	290,676	3,000,000	3,290,676	5.6%
Alpha Capital Anstaldt (12)	111,723	3,000,000	3,111,723	5.3%

Directors:
Jon Buttles (13)	269,981	375,000	644,981	1.2%
Lee Cole (14)	100,000	120,000	220,000	*
Andrew J. Cosentino	250,000	-	250,000	*
Peter Gammel	100,000	-	100,000	*
Joseph Peters	100,000	-	100,000	*
Peter Rugg (15)	125,730	311,000	436,730	*
Virgil Wenger (16)	138,932	317,000	455,932	*
Douglas Zorn	100,000	-	100,000	*
Joseph Zappulla (17)	127,511	762,500	890,011	1.6%

Named Executive Officers:
Bret Bader (18)	519,308	2,167,911	2,687,219	4.7%
Thomas Finn (19)	781,691	470,000	1,251,691	2.2%

Directors and executive officers as a group (11 persons)	2,613,153	4,523,411	7,136,564	11.9%

*   Less than 1%

(1)	Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Advance Nanotech, Inc., 400 Rella Blvd, Suite 160, Montebello, New York 10901.

(2)	Includes 1,469,672 shares issuable upon exercise of stock options at an exercise price of $0.25 per share.

(3)	Includes 1,469,672 shares issuable upon exercise of stock options at an exercise price of $0.25 per share.

(4)	Includes 1,469,672 shares issuable upon exercise of stock options at an exercise price of $0.25 per share.
(5)
Represents (1) 4,000,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $1,000,000 and (2) 2,000,000 shares issuable upon exercise of warrants. The stockholder shares voting and dispositive power with others, including MacBay Partners, LP and MacBay Partners, LLC, under accounts that it manages under investment advisory contracts. The address of the stockholder is 680 Fifth Avenue, 12th Floor, New York, New York 10019.

(6)
Represents (1) 4,000,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $1,000,000 and (2) 2,000,000 shares issuable upon exercise of warrants. H. Shepard Boone exercises voting and dispositive power with respect to the shares. The address of the stockholder is 61 Broadway, 31 st Floor, New York, New York 10006.

(7)
Represents (1) 2,400,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $600,000 and (2) 1,200,000 shares issuable upon exercise of warrants. Angela Harris exercises voting and dispositive power with respect to the shares. The address of the stockholder is Suite 834, P.O. Box 1419, Europort, Gibraltar.

(8)
Represents (1) 3,000,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $750,000 and (2) 1,500,000 shares issuable upon exercise of warrants. The stockholder has shared voting and dispositive power over all of the shares. MacBay Partners, LP, is an investment partnership managed under an investment advisory contract by Ingalls & Snyder LLC, a registered broker dealer and a registered investment advisor. MacBay Partners, LLC, is the general partner of MacBay Partners, LP, the address of the stockholder is c/o Ingalls & Snyder, LLC, 61 Broadway, New York, New York, 10006.

(9)
Represents (1) 2,400,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $600,000 and (2) 1,200,000 shares issuable upon exercise of warrants. The address of the stockholder is 23 Woodlands Rd., London SW13 0JZ, UK.

(10)
Represents (1) 2,000,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $500,000 and (2) 1,000,000 shares issuable upon exercise of warrants. Gary R. Dilella exercises on behalf of the stockholder voting and dispositive power with respect to the shares. The address of the stockholder is 79 E. Lancaster Ave., Suite 200, Villanova, Pennsylvania 19085.

(11)
Represents (1) 2,000,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $500,000 and (2) 1,000,000 shares issuable upon exercise of warrants. George Stevens exercises on behalf of the stockholder voting and dispositive power with respect to the shares. The address of the stockholder is 6307 Shady Lane SE, Lacey, Washington 98503.

(12)
Represents (1) 2,000,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $500,000 and (2) 1,000,000 shares issuable upon exercise of warrants. Konrad Ackerman exercises on behalf of the stockholder voting and dispositive power with respect to the shares. The address of the stockholder is 160 Central Park South, Suite 2701, New York, New York 10019.

(13)
Includes (1) 250,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $62,500 and (2) 125,000 shares issuable upon exercise of warrants. The stockholder shares voting and dispositive power with Core Equity Group LLC.

(14)	Includes 120,000 shares issuable upon exercise of stock options that are immediately exercisable at an exercise price of $2.03 per share.

(15)
Includes (1) 194,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $48,500 and (2) 97,000 shares issuable upon exercise of warrants.  Also includes an option to purchase 20,000 shares at $3.50.

(16)
Includes (1) 198,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $49,500 and (2) 99,000 shares issuable upon exercise of warrants.  Also includes an option to purchase 20,000 shares at $3.50.

(17)
Includes (1) 325,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $81,250 and (2) 437,500 shares issuable upon exercise of warrants. The stockholder shares voting and dispositive power with Grannus Financial Advisors, Inc.

(18)
Includes (1) 100,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $25,000 and (2) 50,000 shares issuable upon exercise of warrants. Also includes an option to purchase 2,017,911 shares at $0.25.

(19)	Includes 470,000 share options, 120,000 of which are issuable upon exercise of stock options at an exercise price of $2.03 per share and 350,000 shares at an exercise price of $0.25 per share.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Mendoza Berger & Company LLP served as our independent registered public accounting firms for the fiscal years ended December 31, 2008 and 2007, respectively.  The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2008 and 2007:

	2008	2007

Audit Fees	$89,016	$104,973
Audit Related Fees	-	-
Tax Fees	8,130	5,080
All other Fees	-	-
Total Fees	$97,146	$110,053

AUDIT FEES. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, SEC registration statements and comfort letters.

AUDIT RELATED FEES.  For the fiscal years ended December 31, 2008 and 2007, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

ALL OTHER FEES. None.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant's independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2008 and 2007.

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

21.1
Subsidiaries of the Registrant (Direct or Indirect)
Advance Nanotech Singapore Pte. Limited (a Singapore corporation)
Owlstone Nanotech, Inc. (a Delaware corporation)
Owlstone Limited ( a U.K corporation)

23.1 w	Consent of Mendoza Berger & Company, LLP

31.1 +	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2 +	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32.1 +	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 +	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
w +	Previously filed Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2009.

ADVANCE NANOTECH, INC.

/S/ BRET BADER
BRET BADER CHIEF EXECUTIVE OFFICER