Form 10-Q
period 2009-03-31
Advance Nanotech, Inc.
filed 2009-05-15
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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
56,576,204 shares as of May 13, 2009.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 from inception (August 17, 2004) through March 31, 2009 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through March 31, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 and from inception (August 17, 2004) through March 31, 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4T	CONTROLS AND PROCEDURES	26

PART II --	OTHER INFORMATION	27

ITEM 1	LEGAL PROCEEDINGS	27

ITEM 1A	RISK FACTORS	27

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5	OTHER INFORMATION	27

ITEM 6	EXHIBITS	27

SIGNATURES		28

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$-	$66,810
Prepaid expenses and other current assets	273,086	201,524
Accounts receivable	347,307	511,213
Inventory	220,616	221,376
VAT tax refund receivable	2,017	23,476
TOTAL CURRENT ASSETS	843,026	1,024,399

Property plant and equipment, net	250,770	282,076
Patents	573,943	569,835
TOTAL ASSETS	$1,667,739	$1,876,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	1,347,630	1,107,614
Accrued expenses	1,546,951	1,120,248
Deferred equity compensation	101,502	61,001
Capital lease obligation, current portion	8,733	8,561
Current liabilities of discontinued operations	307,074	326,617

TOTAL CURRENT LIABILITIES	3,311,890	2,624,041

Convertible notes payable	9,786,373	9,905,623
Common stock warrants	2,912,137	1,150,224
Capital lease obligation, net of current portion	3,069	5,318

TOTAL LIABILITIES	16,013,469	13,685,206

Minority interests in subsidiaries	5,581,388	6,201,034

STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 55,407,572 and 53,590,459 shares issued and outstanding in March 31,2009 and December 31, 2008, respectively	55,408	53,591
Additional paid in capital	17,545,702	17,287,151
Warrant valuation	662,200	662,200
Accumulated other comprehensive loss	(513,809)	(1,131,389)
Deficit accumulated during development stage	(37,676,619)	(34,881,483)
TOTAL STOCKHOLDERS' DEFICIT	(19,927,118)	(18,009,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,667,739	$1,876,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Period from August 17, 2004 (Date of inception) to March 31, 2009
Revenue- product	$28,202	$126,079	$1,455,564
Revenue- service	664,812	544,816	3,522,060
Total net revenue	693,014	670,895	4,977,624

Cost of sales	(238,748)	(399,721)	(1,611,459)
Gross margin	454,266	271,174	3,366,165

Research and development	(419,689)	(550,202)	(8,933,349)
Selling, general and administrative	(801,898)	(1,975,478)	(33,251,739)
Total operating expenses	(1,221,587)	(2,525,680)	(42,185,088)

Loss from operations	(767,320)	(2,254,506)	(38,818,923)

Other income/ (expense)
Interest Income	4	11,894	378,069
Grant income	-	-	198,831
Gain on sale of investment	-	-	937,836
Forgiveness of accounts payable	-	38,006	641,393
Other income	97	-	1,047,864
Interest expense	(206,436)	(165,484)	(1,091,793)
Fair value of warrants gain	(1,761,913)	961,516	9,874,682
Accrued late registration costs	(109,555)	-	(2,557,051)

Net loss before minority interest	$(2,845,123)	$(1,408,574)	$(29,389,091)

Minority interest in net loss of subsidiary	52,174	534,434	5,216,940

Loss from Continuing Operations	$(2,792,949)	$(874,140)	$(24,172,151)
Provision for income taxes	-	-	-
Loss from Discontinued Operations	(2,187)	(211,501)	13,504,468

Net loss	$(2,795,136)	$(1,085,641)	$(37,676,619)

Foreign currency translation adjustment gain / (loss)	617,580	(571,051)	(513,809)

Comprehensive loss	$(2,177,556)	$(1,656,692)	$(38,190,428)

Loss per share from continuing operations - basic and diluted	$(0.05)	$(0.02)

Loss per share from discontinued operations - basic and diluted	$(0.00)	$(0.01)

Net loss per share - basic and diluted	$(0.05)	$(0.03)

Comprehensive loss per share-basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding- basic and diluted	54,941,333	36,650,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO MARCH 31, 2009
(Unaudited)

	Common Stock Shares	Amount	Preferred Stock	Additional Paid In Capital	Warrant Valuation	Deficit Accumulated During Development	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant loss				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued- FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of December 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

Warrants issued in connection with private placement	-	-	-	(1,590,250)				(1,590,250)
Placement costs relating to private placement	-	-	-	(896,427)				(896,427)
Shares issued to consultants for services	89,192	89	-	11,506				11,595
Warrants issued to consultants for services	-	-	-	255,191				255,191
Shares issued on conversion of notes	985,888	986	-	244,814				245,800
Shares issued in connection with Owlstone Exchange	13,291,039	13,291	-	(13,291)				-
Shares issued for interest paid on convertible notes	518,749	519	-	78,120				78,639
Shares issued as late registration penalty	364,551	365	-	87,854				88,219
Shares issued to employees	1,745,354	1,745	-	219,568				221,313
Stock options issued-FAS123R	-	-	-	715,175				715,175
Common stock warrants	-	-	-	2,046,158	(2,046,158)			-
Net loss						(4,055,374)		(4,055,374)
Foreign currency translation							(330,003)	(330,003)

Balance as of December 31, 2008	53,590,459	53,591	-	17,287,151	662,200	(34,881,483)	(1,131,389)	(18,009,930)

Shares issued to consultants for services	238,889	239	-	42,761				43,000
Shares issued on conversion of notes	477,000	477	-	118,773				119,250
Shares issued for interest paid on convertible notes	1,101,224	1,101	-	97,016				98,117
Common stock warrants	-	-	-	-	-			-
Net loss						(2,795,136)		(2,795,136)
Foreign currency translation							617,580	617,580

Balance as of March 31, 2009	55,407,572	$55,408	-	$17,545,702	$662,200	$(37,676,619)	$(513,809)	$(19,927,118)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	From Inception (August 17, 2004) To March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,792,949)	$(874,140)	$(24,172,151)
Adjustments to reconcile net loss to cash flows used in operating activities
Depreciation	31,935	33,193	460,128
Loss from discontinued operations	(2,187)	(211,501)	(13,504,468)

Fair value of warrant liability	1,761,913	(961,516)	(9,874,682)
Common stock issued for services	43,000	-	2,766,095
Common stock issued to employees	-	15,840	1,799,460
Common stock issued for interest on convertible note	98,117	-	176,756
Common stock issued on conversion of notes	119,250	-	365,050
Stock options issued to employees	-	188,060	2,426,618
Warrants issued for services	-	-	412,899
Late registration costs	-	-	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	-	(38,005)	(641,393)

Changes in operating assets and liabilities
Increase in restricted cash	-	(286)	-
Increase in prepayments and other	(71,562)	(164,953)	(293,653)
Increase in inventory	760	(43,477)	(220,616)
Decrease (increase) in accounts receivable	163,906	554,600	(347,307)
Decrease in grants receivable	-	-	-
Decrease (increase) in VAT receivable	21,459	(87,133)	(2,017)
Increase in accounts payable	324,862	394,528	1,989,023
Increase in accrued expenses	341,858	229,490	1,546,951
Decrease in deferred grant income	-	(38,279)	-
Increase (decrease) in deferred equity compensation	40,501	66,127	101,502
NET CASH USED IN CONTINUING OPERATING ACTIVITIES	80,863	(937,452)	(35,502,146)
NET CASH USED IN DISCONTINUED OPERATIONS	(19,543)	(413,059)	307,074
NET CASH USED IN OPERATING ACTIVITIES	61,320	(1,350,511)	(35,195,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(629)	(34,656)	(697,052)
Development of patent technology	(4,108)	(8,453)	(573,943)
Investment	-	-	937,836
Minority investment in subsidiary	(619,646)	333,280	5,581,389
NET CASH PROVIDED BY INVESTING ACTIVITIES	(624,383)	290,171	5,248,230

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(2,077)	5,890	11,802
Proceeds from (repayments of) convertible notes	(119,250)	-	(119,250)
Amortization of deferred financing costs	-	39,427	-
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of convertible notes	-	2,737,574	10,151,423
Financing fees from issuance of convertible notes	-	(517,678)	(1,464,182)
Financing fees on merger shares issued	-	-	(425,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	(121,327)	2,265,213	30,460,653
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(171,478)	(2)
NET CASH PROVIDED BY FINANCING ACTIVITIES	(121,327)	2,093,735	30,460,651

Effect of exchange rates on cash and cash equivalents	617,580	(571,051)	(513,809)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(66,810)	$462,344	$-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$66,810	$1,867,626	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$2,329,970	$-

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$32,934	$203,253	$438,987
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan and accounts payable	$-	$246,000	$956,000
Supplemental disclosure of non-cash transactions:
Fair value of warrant liability	$1,761,913	$(961,516)	$(9,874,682)
Common stock issued for services	$43,000	$-	$2,766,095
Common stock issued to employees	$-	$15,840	$1,799,460
Common stock issued for interest on convertible note	$98,117	$-	$176,756
Common stock issued on conversion of notes	$119,250	$-	$365,050
Stock options issued to employees	$-	$188,060	$2,426,618
Warrants issued for services	$-	$-	$412,899
Accrued Late registration costs	$109,555	$-	$2,557,051
Forgiveness of accounts payable	-	$(38,005)	$(641,393)
Convertible note issued in repayment of loan payable and accounts payable	$-	$246,000	$956,000
Warrants issued in connection with private placement	-	$849,708	$3,774,516

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE A - ORGANIZATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

Discontinued Operations

In November 2008, we de-listed Advance Display Technologies plc from the Plus Market Group in the United Kingdom as part of our strategy of divesting away from our non-core technologies and also shut down all our U.K. subsidiaries, except for Owlstone Limited, to further reduce operating costs. Therefore, the Company has discontinued operations of the following U.K. subsidiaries:  Advance Nanotech Limited, Nanofed Limited, Cambridge Nanotechnology Limited, Bio-Nano Sensium Limited, Nano Solutions Limited, Advance Display Technologies plc, and Advance Homeland Security plc.  The operations and cash flows of these subsidiaries have been eliminated from the accounts of our ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this report.

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

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-K for the year ended December 31, 2008. 1n the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may he expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008 included in the Company's report on Form 10-K.

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

GOING CONCERN

The accompanying consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible and non-convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional funds.

                 At At March 31, 2009, the Company had no cash or cash equivalents, however the Company had $347,307 in accounts receivable from customers. On April 15 and April 16, 2009, the Company issued and sold $500,000 of Senior Secured Notes under the authorization of existing agreements. These Senior Secured Notes are due on June 30, 2009 (See Note P – “Subsequent Events” section). Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds. The Company is presently pursuing various options to generate additional funds, including, among others, strategic partnering arrangements, financing on a senior secured basis, and raising additional capital through the sale of securities. If the Company is unable to generate sufficient cash flow through sales or partnering arrangements or obtain additional financing through other means to support its operations and meet its obligations or is unable to repay the Senior Secured Notes on June 30, 2009, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

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

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at March 31, 2009 are principally held by two institutions in the US and two banks in the UK. Each US financial institution insures our aggregated accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $250,000. At March 31, 2009, the Company had no uninsured cash deposits in excess of or not covered by the Federal Deposit Insurance Corporation insurance limit.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the year ended December 31, 2008 and the three months ended March 31, 2009, the effect of the options and warrants were anti-dilutive.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.   Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or financial position.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the 2008 financial statements in order to conform to the current presentation.

NOTE B- PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which range from 3 to 5 years.

	Estimated	March 31,	December 31,
Asset Description	Useful Life	2009	2008

Furniture and Fixtures	3-5 years	$183,870	$184,662
Office Equipment	3-5 years	72,080	72,165
Computers	3 years	113,041	113,341
Software	3 years	59,387	59,387
Plant and Machinery	5 years	211,181	284,755
		639,558	714,310

Less: accumulated depreciation		(388,789)	(432,234)

Net Property and equipment		$250,770	$282,076

The Company recorded depreciation of $31,935 and $33,193 for the three months ended March 31, 2009 and 2008, respectively.  The historical costs of Owlstone Ltd’s assets are 306,804 in Great Britain Pounds Sterling.

Maintenance and repairs are expensed as incurred and were $3,837 and $8,462 for the three months ended March 31, 2009 and 2008, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of March 31, 2009 and 2008, the Company had capitalized internally developed patents of $573,943 and $644,834, respectively with respective accumulated amortization of $4,517 and $474 relating to issued patents.  For the three months ending March 31, 2009 and 2008, the Company had amortization expense of $1,536 and $367, respectively.  Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

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

NOTE D - INVESTMENT IN SUBSIDIARY

On July 28, 2005, Advance Nanotech Singapore Pte Ltd., a subsidiary of Advance Nanotech, Inc., acquired a 12.08% equity stake in Singular ID Pte Ltd for an investment of SGD$300,000 or approximately US$207,510. As a result of subsequent equity financings, Advance Nanotech Singapore Pte Ltd.’s equity stake in Singular ID was reduced to 8.8% prior to its sale in December 2007. On December 28, 2007, the Company sold its 8.8% equity interest in Singapore-based Singular ID Pte Ltd. for $1.19 million and, as a result, realized a gain of $937,836.

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ending March 31, 2009.

NOTE E - MINORITY INTERESTS IN SUBSIDIARIES

Minority interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:

•	Owlstone Nanotech, Inc. - At March 31, 2009, the Company owned 84.03% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies plc- At March 31, 2009, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•	Advance Nanotech Singapore Pte. Ltd.- At March 31, 2009, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Bio-Nano Sensium Technologies Ltd.- At March 31, 2009, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At March 31, 2009, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

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

NOTE F- REVENUE RECOGNITION

Revenue from product sales, net of estimated provisions, will be recognized when the merchandise is shipped to an unrelated third party, as provided in Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB104”). Accordingly, revenue is recognized when all four of the following criteria are met:

•	persuasive evidence that an arrangement exists;
•	delivery of the products has occurred;
•	the selling price is both fixed and determinable; and
•	collectability is reasonably probable.

As of March 31, 2009 and 2008, the Company has recognized revenue of $693,014 and $670,895, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping its Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and engineering services provided to customers as of March 31, 2009.

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

NOTE G - STOCKHOLDERS' EQUITY

1. Common Stock

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.  At March 31, 2009, 55,407,572 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of March 31, 2009, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2008 Stockholders’ Equity Transactions (See NOTE H for stock-based compensation equity transaction disclosure)

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

4. Warrants

The following table summarizes information about our warrants:

	Warrants Summary		Weighted Average Exercise Price
December 31, 2008	20,712,848		$0.32

Granted	-		$-
Exercised	-		-
Cancelled or Forfeited	(60,000)	(a )	$1.94

March 31, 2009	20,652,848		$0.32

(a)	As of March 31, 2009, certain warrants totaling 60,000 expired according to the terms of the warrants.

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

The 2008 Plan will be administered by a committee of the Board of Directors of the Company. The 2008 Plan is currently being administered by the Company's compensation committee which is comprised of three non-executive directors. The compensation committee may determine the specific terms and conditions of all Awards (as defined in the 2008 Plan) granted under the 2008 Plan, including, without limitation, the number of shares subject to each Award, the price to be paid for the shares and the vesting criteria, if any. The compensation committee has discretion to make all determinations necessary or advisable for the administration of the 2008 Plan.

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

Shares Granted to Employees

          As of March 31, 2009, the Company accrued executive equity grants totaling $13,813 for shares to be issued to certain executives of the Company according to their employment contracts related to service in the first quarter of 2009 and accrued a non-cash compensation expense related to the fair market value of the stock compensation.  These awards were not yet issued as of March 31, 2009.

As of March 31, 2009, the Company granted 238,889 shares of common stock to certain non-employee consultants pursuant to the 2008 Plan and certain contractual agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $43,000.

     As of March 31, 2009, there were 26,449,904 shares that had not been issued under the 2008 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, December 31, 2008	11,622,845	0.39

Granted	-	-
Exercised	-	-
Cancelled or forfeited	(38)	100.00
Balance, March 31, 2009	11,622,807	0.39

Range of Exercise Prices	Number Outstanding as of March 31, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of March 31, 2009	Compensation Cost Yet to be Recorded
$0.25	11,340,343	8.49	$0.25	$241,500	$-
$2.03-$3.50	280,000	1.02	2.24	2,029,895	-
$20.00-80.00	488	1.01	70.26	-	-
$100.00-200.00	625	0.33	164.00	-	-
$700.00	1,351	0.43	700.00	-	-

NOTE I- FAIR VALUE ACCOUNTING

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Detachable warrants	$1,150,224	$-	$-	$1,150,224

	$1,150,224	$-	$-	$1,150,224

The Company had no financial assets that were classified within the fair value hierarchy as of the period ending March 31, 2009.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants) for the three months ended March 31, 2009.

Balance at beginning of period, December 31, 2008	$1,150,225
Change in fair value of warrants	1,761,913
Fair value of warrants issued or accrued during the period	-
Balance at end of period, March 31, 2009	$2,912,138

The total amount of the changes in fair value for the three month period was a non-cash loss of $1,761,913 and was included in net loss as a result of changes in the Company's stock price from December 31, 2008.

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of March 31, 2009, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2009	$184,431	$7,021
2010	188,655	5,460
2011	24,806	-
Thereafter	-	-

Amounts representing interest	-	(679)

Total principal payments	$397,892	$11,802

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

2 .  Defined Contribution Plan

     The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of March 31, 2009.

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

The Company is subject to the income tax laws in the United States of America and the United Kingdom.  As of December 31, 2008, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $31,922,000 that may be offset against future taxable income through 2028.  Current tax laws such as IRC §382 limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is no assurance the carry forwards will be used.  Potential tax benefits of the loss carry forwards are offset by valuation allowance of the same amount.

NOTE L - RELATED PARTY TRANSACTIONS

        The Company previously leased 3,569 square feet of general office space for its principal executive offices at 600 Lexington Avenue, 29th Floor, New York, New York 10022 for base rent of approximately $15,706 per month. These facilities were the center for all of our administrative functions in the United States. The lease was due to expire on September 13, 2010.  On September 30, 2008, the Company assigned the entire lease for the premises located at 600 Lexington Avenue to Meredith Financial Group (“MFG”).  MFG is an affiliate of a director of the Company, Lee Cole.  Under the terms of the assignment, MFG assumes all cost of the lease with the Landlord.  MFG has a promissory note due and outstanding in the amount of $43,151 payable to the Company.

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

As of March 31, 2009, the fair value warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 3.56%, the contractual life of 3.75-4.5 years and volatility of 206%. In accordance with EITF No. 00-19, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $2,912,138, was recorded as a liability.  The Company recognized a non-cash loss of $1,761,913 for this revaluation for the three month period ending March 31, 2009, which correlates to the increase in the Company’s share price of its common stock.

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

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:
		March 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Financial Assets
Cash and cash equivalents	2	$-	$-	$66,810	$66,810
Restricted cash	2	-	-	-	-
Prepaid expenses and other	3	273,086	273,086	201,524	201,524
Accounts receivable	2	347,307	347,307	511,213	511,213
VAT receivable	2	2,017	2,017	23,476	23,476
Financial Liabilities
Accounts payable	2	1,347,630	1,347,630	1,107,614	1,107,614
Accrued expenses	3	1,546,951	1,546,951	1,120,248	1,120,248

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

Results for discontinued operations were as follows:

		Loss from Discontinued Operations

	2009	2008	2007	2006	2005	2004

Advance Display Technologies plc gain (loss)	$(729)	$(1,576,022)	$(379,879)	$(3,652,621)	$(2,502,451)	$(89,729)
Advance Nanotech Limited gain (loss)	(718)	(13,683)	(65,186)	(210,852)	(93,969)	(246,563)
Bio Nano-Sensium Limited gain (loss)	-	7,411	(5,995)	(12,180)	(1,567,874)	-
Nano Solutions Limited gain (loss)	(739)	(3,411)	543,413	(1,764,968)	(1,471,209)	(396,512)

Loss from discontinued operations	$(2,187)	$(1,585,705)	$(92,352)	$(5,640,621)	$(5,635,503)	$(732,804)

Assets and Liabilities of discontinued operations were comprised of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

Property Plant and Equipment	$-	$-
Deferred Financing Costs, current portion	-	-
Deferred Financing Costs, long term portion	-	-
Intangibles	-	-
	$-	$-

Accounts payable	$83,125	$84,845
Accrued expenses and other	223,949	241,772
Loans payable – other liabilities	-	-
	$307,074	$326,617

In connection with management’s strategic decision to discontinue the operations of its non-revenue subsidiaries, the Company wrote off and expensed the remaining financing costs related to capital raised through its ADT plc subsidiary and took an impairment write-off of the intangible assets primarily related to patents that were no longer to be maintained.

NOTE P - SUBSEQUENT EVENTS

Under the authorization of its existing agreements to offer up to $3,000,000 of Senior Secured Notes, the Company commenced an offering of up to $800,000 of Senior Secured Notes.  On April 15 and April 16, 2009, the Company issued and sold (i) $150,000 in principal amount of its 7% Senior Secured Notes due June 30, 2009 and (ii) investment units consisting of (A) $350,000 in principal amount of its 3% Senior Secured Notes due June 30, 2009 and (B) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 583,333 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Senior Secured Notes are secured by a first security interest in substantially all of the Company’s assets.  The purchasers of the securities were “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.  Axiom Capital Management Inc. acted as placement agent and received (i) a placement fee of $29,000 in connection with the transaction and (ii) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 96,667 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  If the Company is unable to repay the Senior Secured Notes on June 30, 2009 or to renegotiate the maturity date, the Company would be forced to consider seeking protection from its creditors or cessation of operations and liquidation.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements of our intentions, hopes, beliefs, expectations, strategies, and predictions with respect to future activities or other future events or conditions within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are usually identified by the use of words such as “believe,” “will,” “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “should,” “could,” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. “Risk Factors” in our Form 10-K for the period ended December 31, 2008 and other sections of this report, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, express or implied by these forward-looking statements.

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

On April 21, 2009, the Company announced that its majority owned subsidiary, Owlstone Nanotech, Inc., has received a development contract from Crowcon Detection Instruments Ltd, based in the United Kingdom, specializes in developing, manufacturing and marketing innovative, reliable and cost-effective flammable and toxic gas detection equipment. Crowcon, founded in 1970, is a leader in the fields of safety and environmental monitoring. The contract will take Owlstone's Lonestar detection platform and integrate it into Crowcon's PGSi Programmable Sampling System, a highly versatile system that can monitor up to 32 sample lines sequentially. The PGSi is used in applications for which a wide area detection is required, such as building protection and brewery monitoring. The integration of Lonestar adds a broad band detection capability that will allow the combined unit to be sold into a wider range of industrial applications.

On April 8, 2009, the Company announced that the Company's majority owned subsidiary, Owlstone Nanotech, Inc., has received a follow-on order from SELEX Galileo totaling $272,000. SELEX Galileo, a Finmeccanica company and one of Europe's foremost Aerospace and Defense organizations, is a leader in surveillance, protection, tracking, targeting, navigation & control and imaging systems. This contract is the third contract from SELEX Galileo and follows the contract announced in June 2008 that was completed in December. Owlstone is expected to complete delivery under this new contract by July 2009. The order from SELEX Galileo contracts Owlstone to continue to build specific chemical detection end instruments that meet the specifications set forth by the U.S. Department of Defense. The work involved is primary product development and engineering work on the surrounding components for a specific application using the NEXSENSE C platform that was initiated with SELEX Galileo in 2007.

On April 7, 2009, the Company announced that its Owlstone Nanotech, Inc. subsidiary has been granted two additional patents by the United States Patent office. This issuance brings the total issued patent portfolio to four. Additionally, the Company has ten patent applications submitted and awaiting response and four patent applications pending submittal under PCT protection with the United States Patent and Trademark Office. The recently issued patents cover technology developed by Owlstone used in both its core sensor system and surrounding components. The patents describe several methods and embodiments of a microchip spectrometer and a highly integrated means of sample ionization that fits within the confines of a microchip -- sample ionization is a required functionality for Owlstone's spectrometry solutions. In addition to utility within Owlstone's products, the patented ionization technology could be of benefit to other ion based analytical technologies.

Liquidity and Capital Resources

Cash Flows

                    Our operations have not historically generated positive cash flow.  The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional funds.  (See Note A Going Concern section)

At March 31, 2009, the Company had no cash or cash equivalents, however the Company had $347,307 in accounts receivable from customers. As of April 16, 2009, the Company also issued and sold notes totaling $500,000.  The transaction is further described under Debt Obligations below.  Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds. The Company is presently pursuing various options to generate additional funds, including, among others, strategic partnering arrangement, financing on a senior secured basis, and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through sales or partnering arrangements or obtain additional financing  through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

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

Debt Obligations

The Company, under the authorization of its existing agreements to offer up to $3,000,000 of Senior Secured Notes, has commenced an offering of up to $800,000 of Senior Secured Notes.  On April 15 and April 16, 2009, the Company issued and sold (i) $150,000 in principal amount of its 7% Senior Secured Notes due June 30, 2009 and (ii) investment units consisting of (A) $350,000 in principal amount of its 3% Senior Secured Notes due June 30, 2009 and (B) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 583,333 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Senior Secured Notes are secured by a first security interest in substantially all of the Company’s assets.  The purchasers of the securities were “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.  Axiom Capital Management Inc. acted as placement agent and received (i) a placement fee of $29,000 in connection with the transaction and (ii) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 96,667 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  If the Company is unable to repay the Senior Secured Notes on June 30, 2009 or to renegotiate the maturity date, the Company would be forced to consider seeking protection from its creditors or cessation of operations and liquidation.

Results of Operations

Three months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were $693,014 and $670,895, respectively, representing an increase of $22,119, or 3.3%.  Revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of March 31, 2009.

Research and development costs for the three months ended March 31, 2009 compared to same three months ended March 31, 2008 were $419,688 and $550,202, respectively, representing a decrease of $130,514, or 23.7%.  Research and development costs relate directly to the Owlstone Nanotech, Inc. majority owned subsidiary.

General and administrative expenses for the three months ended March 31, 2009 compared to same three months ended March 31, 2008 were $801,898 and $1,975,478 respectively, representing a decrease of $1,173,580, or 59.4%.  Non-cash related general and administrative expenses for the three months ended March 31, 2009 were approximately $114,000 compared to approximately $490,000 for the same three months ended March 31, 2008.  Non-cash expenses include costs related to FAS123R options, employee and Board of Directors equity grants, equity options and grants and warrants for consultants in lieu-of-cash.  General and administrative expenses for the three months ended March 31, 2009 compared to the same three months ended March 31, 2008 included:

•	a decrease in salaries and related benefits of approximately $674,000.
•	a decrease in professional (legal, accounting and consulting) fees of approximately $228,000;
•	a decrease in marketing and investor relations fees of approximately $75,000;
•	a decrease in business license fees for our products and Board of Director fees of approximately $88,000; and
•	a decrease in insurance, travel and rent of approximately $106,000;

                Interest and other income for the three months ended March 31, 2009 and for the three months ended March 31, 2008 was $100 and $48,900, respectively, representing a decrease of $48,800 from 2008. The decrease in other income is due mainly for the forgiveness of accounts payable recognized in 2008 of approximately $38,000.  Interest income decreased by $11,890 for the same period in 2009 compared to 2008. This decrease was a result of our decreased cash and cash equivalents maintained in our short-term money market account.  Cash decreased throughout 2008 as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the three months ended March 31, 2009 and for the three months ended March 31, 2008 was $206,436 and $165,484, respectively, representing an increase of $40,952 from 2008.  The increase in interest expense correlates to the increase in convertible notes that the Company issued and the corresponding interest expense obligation on those notes.  Other Expenses include a non-cash late registration accrual of $109,555 for the three months ended March 31, 2009 relating to the registration obligations for the convertible note holders.  The Company also incurred a non-cash loss of $1,761,913, during the same period, for the re-valuation of the Company’s warrant liability driven by the increase in the price of the Company’s common stock from December 31, 2008.  For the three months ended March 31, 2008, the Company recognized a non-cash gain of 961,516 during the same period for the re-valuation of the Company’s warrant liability, representing a decrease of $2,723,429 from 2008.

The Company had a loss from operations of $767,320 for the three months ended March 31, 2009, compared to $2,254,506 for the comparable period in 2008, representing a decrease of $1,487,186, or approximately 66%.  The Company had a loss from continuing operations of $2,792,949 for the three months ended March 31, 2009, compared to $874,140 for the comparable period in 2008, representing an increase of $1,918,808.  This increase was directly related to the non-cash loss recognized as of March 31, 2009 for the warrant re-valuation.  We had a net loss of $2,795,136 for the three months ended March 31, 2009 compared to $1,085,641 for the comparable period in 2008, representing an increase of $1,709,495. The increase in Net Loss for 2009 is a result of the non-cash loss of the warrant liability revaluation of $1,761,913.
Revenue increased by over 3% while operating expenses decreased by over 51% and the Company had a gain of $52,174 from minority interest related to subsidiaries’ losses for the three months ended March 31, 2009. For the three months of 2009, the Company had a loss from continuing operations of $0.05 cents per share, compared with a loss of $0.02 cents per share for the same three month period in 2008.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2009, our management carried out an evaluation, under the supervision and with the participation of our Acting Principal Executive Officer ("PEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described fully in the Company’s Form 10-K for the period ending December 31, 2008 under Item 9A(T) (b) Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Mendoza Berger & Company LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective.  However, management believes based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, we identified a material weakness with the accounting of our majority owned subsidiary and with the internal controls associated with oversight of this subsidiary. We continue to improve and further develop and re-design controls over Owlstone Limited in the first quarter and beyond in 2009 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls.  The Company plans to hire a senior level Financial Controller/Finance Director in the U.K. to provide oversight, improve internal financial controls and provide local accounting expertise for the Company.  During the period from inception (August 17, 2004) to March 31, 2009 and during the first quarter of 2009, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are involved from time to time in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits currently pending would not have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None ..

ITEM 6. EXHIBITS.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) See Index to Financial Statements located on page i.
(2) Financial Statement Schedules: None
(3) Exhibits

Exhibit No.	Document Description

31.1+	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2009	ADVANCE NANOTECH, INC.

	By:	/s/ Bret Bader
Bret Bader
Chief Executive Officer (Principal Executive Officer)