Form 10-Q
period 2009-06-30
Advance Nanotech, Inc.
filed 2009-08-14
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date;
57,548,677 shares as of August 11, 2009.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 from inception (August 17, 2004) through June 30, 2009 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through June 30, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended June 30, 2009 and 2008 and from inception (August 17, 2004) through June 30, 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4T	CONTROLS AND PROCEDURES	26

PART II --	OTHER INFORMATION	27

ITEM 1	LEGAL PROCEEDINGS	27

ITEM 1A	RISK FACTORS	27

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5	OTHER INFORMATION	27

ITEM 6	EXHIBITS	27

SIGNATURES		28

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)	(a)
CURRENT ASSETS
Cash and cash equivalents	$148,760	$66,810
Prepaid expenses and other current assets	302,046	201,524
Accounts receivable	259,088	511,213
Inventory	252,219	221,376
VAT tax refund receivable	-	23,476
TOTAL CURRENT ASSETS	962,113	1,024,399

Property plant and equipment, net	254,639	282,076
Patents	652,292	569,835
TOTAL ASSETS	$1,869,044	$1,876,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	1,411,065	1,107,614
Accrued expenses and other	2,016,302	1,120,248
Short term notes, net of discount	657,970	-
Deferred equity compensation	116,371	61,001
Capital lease obligation, current portion	8,909	8,561
Current liabilities of discontinued operations	347,761	326,617

TOTAL CURRENT LIABILITIES	4,558,378	2,624,041

Convertible notes payable	9,726,373	9,905,623
Common stock warrants	2,730,297	1,150,224
Capital lease obligation, net of current portion	775	5,318

TOTAL LIABILITIES	17,015,823	13,685,206

ADVANCE NANOTECH STOCKHOLDERS' DEFICIT
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 56,576,204 and 53,590,459 shares issued and outstanding in June 30,2009 and December 31, 2008, respectively	56,576	53,591
Additional paid in capital	17,937,383	17,287,151
Warrant valuation	662,200	662,200
Accumulated other comprehensive loss	(443,466)	(1,131,389)
Deficit accumulated during development stage	(38,723,646)	(34,881,483)
TOTAL ADVANCE NANOTECH STOCKHOLDERS' DEFICIT	(20,510,953)	(18,009,930)
Noncontrolling interest	5,364,174	6,201,034
TOTAL STOCKHOLDER’S DEFICIT	(15,146,779)	(11,808,896)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,869,044	$1,876,310

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(a) Derived from audited financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					From Inception
	Three Months	Three Months	Six Months	Six Months	(August 17, 2004)
	Ended	Ended	Ended	Ended	To
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenue- product	$27,830	$254,506	$56,032	$380,585	$1,483,394
Revenue- service	490,589	563,214	1,155,401	1,108,030	4,012,649
Total net revenue	518,419	817,720	1,211,433	1,488,615	5,496,043

Cost of Sales	(54,431)	(158,225)	(293,179)	(557,946)	(1,665,890)
Gross Margin	463,988	659,495	918,254	930,669	3,830,153

Research and development	(473,994)	(658,631)	(893,682)	(1,208,833)	(9,407,343)
Selling, general and administrative	(951,990)	(1,692,120)	(1,753,888)	(3,667,598)	(34,203,729)
Total operating expenses	(1,425,984)	(2,350,751)	(2,647,570)	(4,876,431)	(43,611,072)

Loss from operations	(961,996)	(1,691,256)	(1,729,316)	(3,945,762)	(39,780,919)

Other income/ (expense)
Interest income	57	3,332	61	15,226	378,126
Grant income	-	-	-	-	198,831
Gain on sale of investment	-	-	-	-	937,836
Forgiveness of accounts payable	-	11,157	-	25,338	641,393
Other income	150,615	478,854	150,711	502,678	1,198,479
Interest and other expense	(261,841)	(190,235)	(468,276)	(355,718)	(1,353,633)
Fair value of warrants gain / (loss)	181,839	(850,486)	(1,580,074)	111,030	10,056,521
Amortization of debt discount	(120,645)	-	(120,645)	-	(120,645)
Accrued late registration cost	(108,337)	(66,392)	(217,892)	(66,392)	(2,665,388)

Net loss including non-controlling interest	$(1,120,308)	$(2,305,026)	$(3,965,431)	$(3,713,600)	$(30,509,399)

Less: Net loss attributable to non-controlling interest	68,688	185,027	120,862	719,461	5,285,628

Net Loss attributable to the Company	$(1,051,620)	$(2,119,999)	$(3,844,569)	$(2,994,139)	$(25,223,771)

Gain / (loss) from Discontinued Operations	4,593	(243,466)	2,406	(454,967)	(13,499,875)

Net loss	$(1,047,027)	$(2,363,465)	$(3,842,163)	$(3,449,106)	$(38,723,647)

Foreign currency translation adjustment gain / (loss)	70,343	588,416	687,923	17,365	(443,466)

Comprehensive loss	$(976,684)	$(1,775,049)	$(3,154,240)	$(3,431,741)	$(39,167,113)

Loss per share including non-controlling interest –basic and diluted	$(0.02)	$(0.06)	$(0.7)	$(0.10)

Loss per share attributable to the Company - basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.08)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.09)

Comprehensive loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.06)	$(0.09)

Weighted average shares outstanding - basic and diluted	56,481,379	36,667,686	55,715,610	36,658,983

ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/ (DEFICIT)
FROM INCEPTION (AUGUST 17, 2004) TO JUNE 30, 2009
(Unaudited)

	Common Stock Shares	Amount	Preferred Stock	Additional Paid In Capital	Warrant Valuation	Deficit Accumulated During Development	Accumulated Other Comprehensive Income/Loss	Total Stockholders’ Equity
Initial capitalization	200,000	$200		$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	19,352,778	19,353		(444,353)				(425,000)
Shares issued at $1/share	1,500,000	1,500		1,498,500				1,500,000
Shares issued for cash	112,500	112		224,888				225,000
Net loss						(1,585,858)		(1,585,858)
Foreign currency translation							19,828	19,828
Balance as of Dec 31, 2004	21,165,278	21,165	-	1,278,835		(1,585,858)	19,828	(266,030)

Shares issued in connection with private placement, net of financing costs	11,666,123	11,667		20,569,193				20,580,860
Shares issued as late registration penalty	384,943	386		2,324,807				2,325,193
Shares issued from cashless warrant conversions	71,549	71		(71)				-
Shares issued for services	265,000	265		2,182,235				2,182,500
Common stock warrants				(10,140,471)	10,140,471			-
Placement agent warrants				(1,925,996)	1,925,996			-
Fair value of warrant loss				(8,739,143)				(8,739,143)
Net loss						(8,367,182)		(8,367,182)
Foreign currency translation							(217,682)	(217,682)
Balance as of Dec 31, 2005	33,552,893	33,554	-	5,549,389	12,066,467	(9,953,040)	(197,854)	7,498,516

Warrants issued for services				157,708				157,708
Shares issued for services	95,000	95		88,905				89,000
Shares issued to employees	723,569	723		982,354				983,077
Stock options issued (FAS 123R)				962,542				962,542
Common stock warrants				5,203,445	(5,203,445)			-
Placement agent warrants				1,119,906	(1,119,906)			-
Net loss						(16,228,839)		(16,228,839)
Foreign currency translation							(282,926)	(282,926)
Balance as of December 31, 2006	34,371,462	34,372	-	14,064,249	5,743,116	(26,181,879)	(480,780)	(6,820,922)

Warrants issued in connection with private placement				(2,184,266)				(2,184,266)
Placement costs relating to private placement				(567,755)				(567,755)
Shares issued to consultants for services	1,100,000	1,100		438,900				440,000
Shares issued to employees	1,124,224	1,124		593,946				595,070
Stock options issued- FAS123R				748,901				748,901
Common stock warrants				3,034,758	(3,034,758)			-
Net loss						(4,644,230)		(4,644,230)
Foreign currency translation							(320,606)	(320,606)
Balance as of December 31, 2007	36,595,686	36,596	-	16,128,733	2,708,358	(30,826,109)	(801,386)	(12,753,808)

Warrants issued in connection with private placement	-	-	-	(1,590,250)				(1,590,250)
Placement costs relating to private placement	-	-	-	(896,427)				(896,427)
Shares issued to consultants for services	89,192	89	-	11,506				11,595
Warrants issued to consultants for services	-	-	-	255,191				255,191
Shares issued on conversion of notes	985,888	986	-	244,814				245,800
Shares issued in connection with Owlstone Exchange	13,291,039	13,291	-	(13,291)				-
Shares issued for interest paid on convertible notes	518,749	519	-	78,120				78,639
Shares issued as late registration penalty	364,551	365	-	87,854				88,219
Shares issued to employees	1,745,354	1,745	-	219,568				221,313
Stock options issued-FAS123R	-	-	-	715,175				715,175
Common stock warrants	-	-	-	2,046,158	(2,046,158)			-
Net loss						(4,055,374)		(4,055,374)
Foreign currency translation							(330,003)	(330,003)

Balance as of December 31, 2008	53,590,459	53,591	-	17,287,151	662,200	(34,881,483)	(1,131,389)	(18,009,930)

Shares issued to consultants for services	238,889	239	-	42,761				43,000
Shares issued on conversion of notes	477,000	477	-	118,773				119,250
Shares issued for interest paid on convertible notes	1,101,224	1,101	-	97,016				98,117
Common stock warrants	-	-	-	-	-			-
Net loss						(2,795,136)		(2,795,136)
Foreign currency translation							617,580	617,580

Balance as of March 31, 2009	55,407,572	$55,408	-	$17,545,702	$662,200	$(37,676,619)	$(513,809)	$(19,927,118)

Warrants issued in connection with private placement	-	-	-	262,675				262,675
Placement costs relating to private placement				(46,000)				(46,000)
Shares issued on conversion of notes	240,000	240	-	59,760				60,000
Shares issued for interest paid on convertible notes	928,632	928	-	115,246				116,174
Common stock warrants
Net loss						(1,047,027)		(1,047,027)
Foreign currency translation							70,343	70,343

Balance	56,576,204	$56,576	-	$17,937,383	$662,200	$(38,723,646)	$(443,466)	$(20,510,953)

Non-controlling Interest	-	-	-	-	-	-	-	5,364,174

Balance as of June 30, 2009	56,576,204	$56,576	-	$17,937,383	$662,200	$(38,723,646)	$(443,466)	$(15,146,779)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

  ADVANCE NANOTECH, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	From Inception (August 17, 2004) To June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to the Company	$(3,844,569)	$(2,994,139)	$(25,223,771)
Loss from discontinued operations	2,406	(454,967)	(13,499,875)

Adjustments to reconcile net loss attributable to the Company to cash used in operating activities
Depreciation & Amortization	64,067	68,543	492,260
Fair value of warrant liability	1,580,074	(111,030)	(10,056,521)
Common stock issued for services	43,000	-	2,766,095
Common stock issued to employees	-	15,840	1,799,460
Common stock issued for interest on convertible note	214,291	-	292,930
Common stock issued on conversion of notes	179,250	-	425,050
Stock options issued to employees	-	181,863	2,426,618
Warrants issued for services	-	255,191	412,899
Warrants issued on short term notes	262,675	-	262,675
Late registration costs	-	66,392	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	(3,738)	(86,554)	(641,393)

Changes in operating assets and liabilities
Increase in restricted cash	-	(510)	-
Increase in prepayments and other	(100,522)	76,171	(322,614)
Increase in inventory	(30,843)	(135,475)	(252,219)
Decrease (increase) in accounts receivable	252,125	794,572	(259,088)
Decrease (increase) in VAT receivable	23,476	(6,481)	-
Increase in accounts payable	392,034	(435,454)	2,052,458
Increase in accrued expenses	772,220	(369,244)	1,977,312
Increase in VAT payable	38,989	-	38,989
Decrease in deferred grant income	-	(38,279)	-
Increase (decrease) in deferred equity compensation	55,370	112,473	116,371

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(99,695)	(3,061,088)	(35,682,704)
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	21,144	131,655	347,761
NET CASH USED IN OPERATING ACTIVITIES	(78,551)	(2,929,433)	(35,334,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property plant and equipment	(36,630)	(42,723)	(733,053)
Patent technology Expenditure	(82,457)	(76,120)	(652,292)
Investment in Singular ID	-	-	937,836
Minority investment in subsidiary	(836,860)	(75,263)	5,364,175
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(955,947)	(194,106)	4,916,666

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(4,195)	11,904	9,684
Proceeds from (repayments to) credit facility	-	(334,001)	-
Conversion of convertible notes to common stock	(179,250)	-	(179,250)
Amortization of deferred financing costs	-	1,611,219	-
Proceeds from issuance of common stock ($1 round)	-	-	1,500,000
Proceeds from issuance of common stock	-	-	20,805,860
Proceeds from issuance of short term notes	857,970	-	857,970
Repayment to short term notes	(200,000)	-	(200,000)
Proceeds from issuance of convertible notes	-	2,711,318	10,151,423
Financing fees from issuance of convertible notes	(46,000)	(802,534)	(1,510,182)
Financing fees on merger shares issued	-	-	(425,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	428,525	3,197,906	31,010,505
NET CASH USED IN FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	-	(1,209,266)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	428,525	1,988,640	31,010,505

Effect of exchange rates on cash and cash equivalents	687,923	17,365	(443,466)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$81,950	$(1,117,534)	$148,760

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$66,810	$1,867,626	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,760	$750,092	$148,760

Supplemental disclosure of cash flow information:
Cash paid for interest and income taxes	$237,296	$272,501	$643,349
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan and accounts payable	$-	$246,000	$956,000
Supplemental disclosure of non-cash transactions:
Fair value of warrant liability	$1,580,074	$(111,030)	$(10,056,521)
Common stock issued for services	$43,000	$-	$2,766,095
Common stock issued to employees	$-	$15,840	$1,799,460
Common stock issued for interest on convertible note	$214,291	$-	$292,930
Common stock issued on conversion of notes	$179,250	$-	$425,050
Stock options issued to employees	$-	$181,863	$2,426,618
Warrants issued for services	$-	$255,191	$412,899
Accrued Late registration costs	$217,892	$66,392	$2,665,388
Forgiveness of accounts payable	-	$(86,554)	$(641,393)
Convertible note issued in repayment of loan payable and accounts payable	$-	$246,000	$956,000
Warrants issued in connection with private placement	262,675	$849,708	$3,511,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

In the United States alone, the chemical sensor market is projected to surpass $5 billion by 2012, according to the latest Freedonia Group estimate, with additional opportunities in the military market.  We have initially targeted the industrial and homeland defense sectors.  In later stages, we plan to commercialize sensing products for the consumer, environmental monitoring and medical diagnostics markets. We are poised to benefit from powerful trends driving the demand for improved technologies within the chemical sensing arena, including substantial government and private sector investment in homeland security, regulatory emphasis on safety, and increasingly stringent environmental regulations.

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

SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company's report on Form 10-K for the year ended December 31, 2008. 1n the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2008 included in the Company's report on Form 10-K.

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

                 At June 30, 2009, the Company had $148,760 in cash and cash equivalents and the Company had $259,088 in accounts receivable from customers.  During the second quarter of 2009, the Company issued and sold $1,000,000 and repaid $200,000 of Senior Secured Notes under the authorization of existing agreements. As of June 30, 2009, the Company had $800,000 of Senior Secured Notes outstanding which are due on August 31, 2009.  Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds.

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

If the Company is unable to generate sufficient cash flow through sales or partnering arrangements or obtain additional financing through other means to support its operations and meet its obligations or is unable to repay the Senior Secured Notes on August 31, 2009, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

CONCENTRATION OF CREDIT RISK

The Company's future results of operations involve a number of risks and uncertainties, including those described in the Company’s annual report on Form 10-K under Item 1A. “Risk Factors.” The Company is potentially subject to concentrations of credit risk, which consist principally of cash and cash equivalents. The cash and cash equivalent balances at June 30, 2009 are principally held by two institutions in the U.S. and two banks in the U.K. Each US financial institution insures our aggregated U.S. accounts with the Federal Deposit Insurance Corporation ("FDIC"), up to $250,000. At June 30, 2009, the Company had $112,391 of uninsured cash deposits in excess of or not covered by the Federal Deposit Insurance Corporation insurance limit, which were predominantly held by the U.K. financial institutions.

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

EARNINGS / LOSS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding during the period in accordance with Statement of Financial Standards No. 128, “Earnings Per Share” ("SFAS 128") which specifies the compilation, presentation, and disclosure requirements for income per share for entities with publicly held common stock or instruments which are potentially common stock. Under SFAS No. 128, diluted earnings (loss) per share are computed using the weighted average number of common shares outstanding and the dilutive potential common shares outstanding during the period. Dilutive potential common shares primarily consist of stock options and warrants issued by the Company. For the year ended December 31, 2008 and the six months ended June 30, 2009, the effect of the options and warrants were anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  SFAS 168 will become the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009, which means July 1, 2009 for Advance Nanotech, Inc. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

In May 2009, FASB issued Statement of Financial Accounting Standard (SFAS) No.165 (“SFAS 165”), “Subsequent Events.” SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The adoption of SFAS No. 165 did not have a material impact on the consolidated financial statements.

Effective January 1, 2009, Advance Nanotech, Inc. adopted Financial Accounting Standards Board's (“FASB”) Statement No. 160 (“SFAS No. 160”), "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51." SFAS No. 160 changed the accounting and reporting for minority interests, which will be re-characterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 will be applied prospectively. The adoption of SFAS No. 160 did not have a material impact on the Company's financial statements.

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

	Estimated	June 30,	December 31,
Asset Description	Useful Life	2009	2008

Furniture and Fixtures	3-5 years	$207,876	$184,662
Office Equipment	3-5 years	75,904	72,165
Computers	3 years	125,101	113,341
Software	3 years	59,387	59,387
Plant and Machinery	5 years	242,287	284,755
		710,555	714,310

Less: accumulated depreciation		(455,916)	(432,234)

Net Property and equipment		$254,639	$282,076

The Company recorded depreciation of $60,994 and $67,349 for the six months ended June 30, 2009 and 2008, respectively.  The historical costs of Owlstone Ltd’s assets are 306,954 in Great Britain Pounds Sterling.

Maintenance and repairs are expensed as incurred and were $6,890 and $9,229 for the six months ended June 30, 2009 and 2008, respectively.

NOTE C- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of June 30, 2009 and 2008, the Company had capitalized internally developed patents of $658,345 and $713,802, respectively with respective accumulated amortization of $6,053 and $1,301 relating to issued patents.  For the six months ending June 30, 2009 and 2008, the Company had amortization expense of $3,072 and $1,193, respectively.  Intangible assets are amortized in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” ("SFAS 142") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

Our ability to successfully commercialize our products and technologies is significantly enhanced by our ability to secure strong intellectual property rights-generally patents-covering these products and technologies. The development and protection of intellectual property and proprietary technology is a key priority in our current and ongoing activities. As of June 30, 2009, we had been issued four U.S. patents, we had ten patent applications submitted and awaiting response and four patent applications pending submittal under PCT protection with the United States Patent and Trademark Office. In addition, we had six patent applications pending with European patent offices and four applications pending submittal, covering the key functional and operational features of our chemical detection technologies. Lastly, we had one patent issued in other jurisdictions with three applications submitted and four applications pending.

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

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ending June 30, 2009.

NOTE E - NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:

•	Owlstone Nanotech, Inc. - At June 30, 2009, the Company owned 84.03% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
•	Advance Display Technologies plc- At June 30, 2009, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
•	Advance Nanotech Singapore Pte. Ltd.- At June 30, 2009, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Bio-Nano Sensium Technologies Ltd.- At June 30, 2009, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
•	Nano Solutions Ltd.- At June 30, 2009, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Non-controlling interest” in the consolidated balance sheets and “Net loss attributable to non-controlling interest” in the consolidated statements of operations.

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

As of June 30, 2009 and 2008, the Company has recognized revenue of $1,211,433 and $1,488,615, respectively.

Revenues generated were a direct result of our subsidiary, Owlstone Nanotech, Inc., shipping its Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and engineering services provided to customers as of June 30, 2009.

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

NOTE G - STOCKHOLDERS' EQUITY

1. Common Stock

At the Company's Special Meeting of Stockholders held on February 12, 2008, the stockholders of the Company voted in favor of an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.  At June 30, 2009, 56,576,204 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of June 30, 2009, there were no shares of preferred stock issued or outstanding.

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

4. Warrants

The following table summarizes information about our warrants:

	Warrants Summary		Weighted Average Exercise Price
March 31, 2009	20,652,848		$0.32

Granted	1,513,336	(a)	$0.30
Exercised	-		-
Cancelled or Forfeited	-		$-

June 30, 2009	22,166,184		$0.32

(a)
As of June 30, 2009, the Company issued 1,416,669 bridge investor warrants and 96,667 placement agent warrants in relation to the Senior Secured Note offering.  The fair value of the 1,513,336 warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of between 1.7%-2.84%, the contractual life of 3.0 years and volatility of 227%.

As of June 30, 2009, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.31%, the contractual life of 3.50-4.25 years and volatility of 210%.  In accordance with EITF No. 00-19, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of 2,730,297 was recorded as a liability. The Company recognized a non-cash gain of $181,839 for this revaluation for the three month period ending June 30, 2009, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

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

Shares Granted to Employees

          As of June 30, 2009, the Company accrued executive equity grants totaling $13,813 for shares to be issued to certain executives of the Company according to their employment contracts related to service in the second quarter of 2009 and accrued a non-cash compensation expense related to the fair market value of the stock compensation.  These awards were not yet issued as of June 30, 2009 subject to approval by the Board of Directors.

     As of June 30, 2009, there were 26,449,904 shares that had not been issued under the 2008 Equity Incentive Plan.

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

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, March 31, 2009	11,622,845	0.39

Granted	-	-
Exercised	-	-
Cancelled or forfeited	-	-
Balance, June 30, 2009	11,622,807	0.39

Range of Exercise Prices	Number Outstanding as of June 30, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of June 30, 2009	Compensation Cost Yet to be Recorded
$0.25	11,340,343	8.24	$0.25	$241,500	$-
$2.03-$3.50	280,000	0.88	2.24	2,029,895	-
$20.00-80.00	488	0.88	70.26	-	-
$100.00-200.00	625	0.22	164.00	-	-
$700.00	1,351	0.17	700.00	-	-

NOTE I- FAIR VALUE ACCOUNTING

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company had no financial assets that were classified within the fair value hierarchy as of the period ending June 30, 2009.

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

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial liabilities (detachable warrants) for the three months ended June 30, 2009.

Balance at beginning of period, March 31, 2009	$2,912,137
Change in fair value of warrants	(181,840)
Balance at end of period, June 30, 2009	$2,730,297

The total amount of the changes in fair value for the three month period was a non-cash gain of $181,840 and was included in net loss as a result of changes in the Company's stock price from March 31, 2009.

NOTE J- COMMITMENTS AND CONTINGENCIES

1. Leases

As of June 30, 2009, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2009	$122,954	$4,680
2010	188,655	5,461
2011	24,806	-
Thereafter	-	-

Amounts representing interest	-	(457)

Total principal payments	$336,415	$9,684

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

Effective June 23, 2008, the Company’s indirectly owned subsidiary, Owlstone Ltd., entered into a five-year lease agreement for Unit 127/136 Cambridge Science Park, Milton Road, Cambridge (UK). The unit has approximately 10,037 square feet which is sufficient for all of the operations of the subsidiary.  The monthly rent is approximately $26,102 (GPB £15,800), payable quarterly in advance beginning December 24, 2008.

2 ..  Defined Contribution Plan

     The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of June 30, 2009.

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

As of June 30, 2009, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.31%, the contractual life of 3.50-4.25 years and volatility of 210%.  In accordance with EITF No. 00-19, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of 2,730,297 was recorded as a liability. The Company recognized a non-cash gain of $181,839 for this revaluation for the three month period ending June 30, 2009, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

NOTE N – SENIOR SECURED NOTES PAYABLE (“BRIDGE NOTES”)

In April of 2009, the Company, under the authorization of its existing agreements to offer up to $3,000,000 of senior secured indebtedness, commenced an offering of up to $800,000 of its Senior Secured Notes (the “Notes”).  On April 15 and April 16, 2009, the Company issued and sold (i) $150,000 in principal amount of its 7% Notes due June 30, 2009 and bearing interest at the rate of 7% per month and (ii) investment units consisting of (A) $350,000 in principal amount of its 3% Notes due June 30, 2009 and bearing interest at the rate of 3% per month and (B) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 583,334 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Notes are secured by a first security interest in substantially all of the Company’s assets.  The purchasers of the securities were “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.  Axiom Capital Management Inc. (“Axiom”) acted as placement agent and received (i) a placement fee of $29,000 in connection with the transaction and (ii) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 96,667 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.

On June 18 and June 24, 2009, the Company issued and sold investment units consisting of (i) $500,000 in principal amount of its 3% Notes due June 30, 2009 and bearing interest at the rate of 3% per month and (ii) common stock purchase warrants exercisable until June 18, 2012 to purchase in the aggregate 833,335 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Notes are secured, along with the Notes issued on April 16, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On June 22, 2009, the Company repaid $200,000 of the Notes issued on April 16, 2009 and due on June 30, 2009.   The holders of the remaining Notes, representing aggregate principal amount of $800,000, and the Company have entered into an agreement providing for (i) the extension of the maturity of the Notes to August 31, 2009, (ii) an increase in the aggregate amount of the Notes the Company is authorized to issue to $3,000,000, (iii) the right of the Company to cause the Notes to be converted to shares of common stock if certain conditions are met and (iv) the obligation of the Company to reduce the number of persons making up the Board of Directors from nine to five and to place on the Board a person named by the holders.

The fair value of the warrants to purchase the 1,513,336 shares in the aggregate issued in connection with the sale of the Notes was estimated on the date of issue of the warrants using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of between 1.7%-2.84%, the contractual life of 3.0 years and volatility of 227%. The estimated fair value of the warrants, in the amount of $262,675, was recorded as a discount to the short term notes issued and will be amortized over the life of the short term note, with an offsetting charge to additional paid-in-capital.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements ..  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

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

The following table presents the Company's fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Detachable warrants	$2,730,297	$-	$-	$2,730,297

	$2,730,297	$-	$-	$2,730,297

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

NOTE P – DISCONTINUED OPERATIONS

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

Results for discontinued operations were as follows:

		Loss from Discontinued Operations

	2009	2008	2007	2006	2005	2004

Advance Display Technologies plc gain (loss)	$1,278	$(1,576,022)	$(379,879)	$(3,652,621)	$(2,502,451)	$(89,729)
Advance Nanotech Limited gain (loss)	(1,332)	(13,683)	(65,186)	(210,852)	(93,969)	(246,563)
Bio Nano-Sensium Limited gain (loss)	-	7,411	(5,995)	(12,180)	(1,567,874)	-
Nano Solutions Limited gain (loss)	2,460	(3,411)	543,413	(1,764,968)	(1,471,209)	(396,512)

Loss from discontinued operations	$2,406	$(1,585,705)	$(92,352)	$(5,640,621)	$(5,635,503)	$(732,804)

Assets and Liabilities of discontinued operations were comprised of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

Property Plant and Equipment	$-	$-
Deferred Financing Costs, current portion	-	-
Deferred Financing Costs, long term portion	-	-
Intangibles	-	-
	$-	$-

Accounts payable	$94,080	$84,845
Accrued expenses and other	253,681	241,772
Loans payable – other liabilities	-	-
	$347,761	$326,617

In connection with management’s strategic decision to discontinue the operations of its non-revenue subsidiaries, the Company wrote off and expensed the remaining financing costs related to capital raised through its ADT plc subsidiary and took an impairment write-off of the intangible assets primarily related to patents that were no longer to be maintained.

NOTE Q - SUBSEQUENT EVENTS

Reference is made to the Registration Statement (No. 333-160550) on Form S-3 filed on July 13, 2009 with the Securities and Exchange Commission under the Securities Act of 1933, as amended, relating to up to 5,000,000 shares of the Company's Common Stock, par value $.001 per share, to be offered by the Company to the holders of certain of the outstanding indebtedness of the Company or its subsidiaries pursuant to a plan to offer shares in lieu of cash in payment of interest on the indebtedness.  The offering price under the plan will be equal to 90% of the average trading price for the ten trading days prior to the date for the payment of the interest.

On August 10, 2009, the Company issued and sold investment units consisting of (i) $200,000 in principal amount of its 3% Senior Secured Notes due August 31, 2009 (the “Notes”) and (ii) common stock purchase warrants exercisable until August 10, 2012 to purchase in the aggregate 333,334 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Notes are secured, along with similar Notes issued in April and June, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

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

Liquidity and Capital Resources

Cash Flows

                    Our operations have not historically generated positive cash flow.  The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional funds.  (See Note A Going Concern section)

At June 30, 2009, the Company had $148,760 in cash or cash equivalents, and the Company had $259,088 in accounts receivable from customers. As of June 30, 2009, the Company also issued and sold notes totaling $1,000,000.  The transaction is further described under Debt Obligations below.  Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds.

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

Debt Obligations

The Company, under the authorization of its existing agreements to offer up to $3,000,000 of Senior Secured Notes, commenced an offering of up to $800,000 of Senior Secured Notes.  On April 15 and April 16, 2009, the Company issued and sold (i) $150,000 in principal amount of its 7% Senior Secured Notes due June 30, 2009 and (ii) investment units consisting of (A) $350,000 in principal amount of its 3% Senior Secured Notes due June 30, 2009 and (B) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 583,334 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Senior Secured Notes are secured by a first security interest in substantially all of the Company’s assets.  The purchasers of the securities were “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.  Axiom Capital Management Inc. (“Axiom”) acted as placement agent and received (i) a placement fee of $29,000 in connection with the transaction and (ii) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 96,667 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.

On June 18 and June 24, 2009, the Company issued and sold investment units consisting of (i) $500,000 in principal amount of its 3% Senior Secured Notes due June 30, 2009 (the “Notes”) and (ii) common stock purchase warrants exercisable until June 18, 2012 to purchase in the aggregate 833,335 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Notes are secured, along with similar Notes issued on April 16, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On June 22, 2009, the Company repaid $200,000 of the Notes issued on April 16, 2009 and due on June 30, 2009.   The holders of the remaining Notes, representing aggregate principal amount of $800,000, and the Company have entered into an agreement providing for (i) the extension of the maturity of the Notes to August 31, 2009, (ii) an increase in the aggregate amount of the Notes the Company is authorized to issue to $3,000,000, (iii) the right of the Company to cause the Notes to be converted to shares of common stock if certain conditions are met and (iv) the obligation of the Company to reduce the number of persons making up the Board of Directors from nine to five and to place on the Board a person named by the holders.

Results of Operations

Three and Six months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Revenues for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were $518,419 and $817,720, respectively, representing a decrease of $299,301, or 36.6%. The Company has generated revenues of $1,211,433 in the six months ended June 30, 2009 as compared to $1,488,615 in the six months ended June 30, 2008, representing a decrease of $277,182, or 18.6%.  Revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of June 30, 2009.  The decrease in revenues for the quarter is related to the Company’s focus on contracted revenue sources for specific application development which leads to near term revenue opportunities.  With the Company’s focus primarily on funded development programs, the Company has delayed algorithm development efforts for the Lonestar product until such time as when it has sufficient resources to do so.

Cost of Sales for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were $54,431 and $158,225, respectively, representing a decrease of $103,794, or 65.6%.   Cost of Sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were $293,179 and $557,946, respectively, representing a decrease of $264,767, or 47.5%.  The decrease in Cost of Sales is related to the higher percentage of gross margin achieved with contracted revenue as compared to product revenue as the Company continues to focus on near term revenue targets through application development with its customers.

Research and development costs for the three months ended June 30, 2009 compared to same three months ended June 30, 2008 were $473,994 and $658,631, respectively, representing a decrease of $184,637, or 28%. Research and development costs for the six months ended June 30, 2009 compared to same six months ended June 30, 2008 were $893,682 and $1,208,833, respectively, representing a decrease of $315,151, or 26%. Research and development costs relate directly to the Owlstone Nanotech, Inc. majority owned subsidiary.

General and administrative expenses for the three months ended June 30, 2009 compared to same three months ended June 30, 2008 were $951,990 and $1,692,120 respectively, representing a decrease of $740,130, or 43.7%.  General and administrative expenses for the six months ended June 30, 2009 compared to same six months ended June 30, 2008 were $1,753,888 and $3,667,598 respectively, representing a decrease of $1,913,710, or 52.2%.  General and administrative expenses for the six months ended June 30, 2009 compared to the same six months ended June 30, 2008 included:

•	a decrease in salaries and related benefits of approximately $1,162,548 (decrease in non-cash benefits of $800,000).
•	a decrease in professional (legal, accounting and consulting) fees of approximately $525,000;
•	a decrease in marketing and investor relations fees of approximately $136,000;
•	a decrease in Research & Development costs (non-employee related) of approximately $195,000; and
•	a decrease in insurance, travel and rent of approximately $154,000;

                Interest and other income for the three months ended June 30, 2009 and for the three months ended June 30, 2008 was $150,672 and $493,343, respectively, representing a decrease of $342,671 from 2008.  Interest and other income for the six months ended June 30, 2009 and for the six months ended June 30, 2008 was $150,772 and $543,242, respectively, representing a decrease of $392,470 from 2008.  The decrease in other income is due mainly for the receipt of a Research & Development tax credit from the UK government in 2008 of approximately $406,000 which was off-set by a Singapore tax refund of approximately $150,615 in 2009.  Additionally, the Company no longer receives rental income from its New York City lease since the lease has been assigned in its entirety.  Interest income decreased by $15,165 for the same six month period in 2009 compared to 2008. This decrease was a result of our decreased cash and cash equivalents maintained in our short-term money market account.  Cash decreased throughout 2008 as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the three months ended June 30, 2009 and for the three months ended June 30, 2008 was $261,840 and $190,235, respectively, representing an increase of $71,605 from 2008.  Interest expense for the six months ended June 30, 2009 and for the six months ended June 30, 2008 was $468,276 and $355,718, respectively, representing an increase of $112,558 from 2008.  The increase in interest expense correlates to the increase in convertible notes and Senior Secured Notes that the Company issued and the corresponding interest expense obligation on those notes.  Other Expenses include a non-cash late registration accrual of $217,892 for the six months ended June 30, 2009 relating to the registration obligations for the convertible note holders.  The Company also incurred a non-cash gain of $181,839 for the three months ended June 30, 2009, for the re-valuation of the Company’s warrant liability driven by the change in the price of the Company’s common stock from March 31, 2009.  For the three months ended June 30, 2008, the Company recognized a non-cash loss of $850,486 during the same three month period for the re-valuation of the Company’s warrant liability.  The Company also recognized debt discount amortization cost of $120,645 on the short term notes for the three months ended June 30, 2009.

The Company had a loss from operations of $961,996 for the three months ended June 30, 2009, compared to $1,691,256 for the comparable period in 2008, representing a decrease of $729,260, or approximately 43%.  The Company had a Net loss attributable to the Company of $1,051,620 for the three months ended June 30, 2009, compared to $2,119,999 for the comparable period in 2008, representing a decrease of $1,068,378, or 50%.  The decrease was related to the decrease in operating expenses as well as a non-cash gain recognized as of June 30, 2009 for the warrant re-valuation.  We had a net loss of $1,047,027 for the three months ended June 30, 2009 compared to $2,363,464 for the comparable period in 2008, representing a decrease of $1,316,437, or 56%.

Although Revenue decreased by 18.6%, Cost of Sales and operating expenses decreased by 45.7% for the six months ended June 30, 2009. For the six months of 2009, the Company had a Net loss of $0.07 cents per share, compared with a loss of $0.09 cents per share for the same six month period in 2008.  Comprehensive loss for the six months ended June 31, 2009 was $0.06 cents per share compared with a comprehensive loss of $0.09 per share for the same six month period in 2008.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2009, our management carried out an evaluation, under the supervision and with the participation of our Acting Principal Executive Officer ("PEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described fully in the Company’s Form 10-K for the period ending December 31, 2008 under Item 9A(T) (b) Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Mendoza Berger & Company LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective.  However, management believes based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, we identified a material weakness with the accounting of our majority owned subsidiary and with the internal controls associated with oversight of this subsidiary. We continue to improve and further develop and re-design controls over Owlstone Limited in the first quarter and beyond in 2009 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls.  The Company plans to hire a senior level Financial Controller/Finance Director in the U.K. to provide oversight, improve internal financial controls and provide local accounting expertise for the Company.  During the period from inception (August 17, 2004) to the quarter ended June 30, 2009, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On June 24, 2009, the Company entered into an agreement with the holders of all of the Senior Secured Notes due August 31, 2009 outstanding providing for (i) the extension of the maturity of the Notes to August 31, 2009, (ii) an increase in the aggregate amount of the Notes the Company is authorized to issue to $3,000,000, (iii) the right of the Company to cause the Notes to be converted to shares of common stock if certain conditions are met and (iv) the obligation of the Company to reduce the number of persons making up the Board of Directors from nine to five and to place on the Board a person named by the holders.

On August 10, 2009, the Company issued and sold investment units consisting of (i) $200,000 in principal amount of its 3% Senior Secured Notes due August 31, 2009 (the “Notes”) and (ii) common stock purchase warrants exercisable until August 10, 2012 to purchase in the aggregate 333,334 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Notes are secured, along with similar Notes issued in April and June, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

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

August 14, 2009	ADVANCE NANOTECH, INC.

	By:	/s/ Bret Bader
Bret Bader
Chief Executive Officer (Principal Executive Officer)