Form 10-Q
period 2009-09-30
Advance Nanotech, Inc.
filed 2009-11-16
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 59,472,103 shares as of November 12, 2009.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 from inception (August 17, 2004) through September 30, 2009 (unaudited)	2

	Consolidated Statements of Stockholders’ Equity for the period from inception (August 17, 2004) through September 30, 2009 (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and from inception (August 17, 2004) through September 30, 2009 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34

ITEM 4T	CONTROLS AND PROCEDURES	34

PART II --	OTHER INFORMATION	35

ITEM 1	LEGAL PROCEEDINGS	35

ITEM 1A	RISK FACTORS	35

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	35

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	35

ITEM 5	OTHER INFORMATION	35

ITEM 6	EXHIBITS	35

SIGNATURES		36

i

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$134,819	$66,810
Accounts receivable	265,304	511,213
Inventory	189,841	221,376
Other receivables	-	23,476
Prepaid and other current assets	201,951	201,524
Total current assets	791,915	1,024,399

Property, plant and equipment, net	223,643	282,076

Other assets:
Patents, net	646,501	569,835

Total assets	$1,662,059	$1,876,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,161,547	$1,107,614
Accrued expenses and other	2,202,437	1,120,248
Notes payable, net of discount	1,107,725	-
Convertible notes	2,305,423	-
Deferred equity compensation	81,333	61,001
Capital lease obligation, current portion	7,523	8,561
Current liabilities of discontinued operations	108,907	326,617
Total current liabilities	6,974,895	2,624,041

Long term debt:
Convertible notes payable	7,420,950	9,905,623
Warrant liability	1,455,545	1,150,224
Derivative liability	1,773,604	-
Capital leases, net of current portion	-	5,318

Total liabilities	17,624,994	13,685,206

Stockholders' deficit:
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 57,543,034 and 53,590,459 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	57,543	53,591
Additional paid in capital	17,260,862	17,949,351
Deficit accumulated during development stage	(38,544,409)	(34,881,483)
Accumulated other comprehensive income (loss)	(566,322)	(1,131,389)
Total Advance Nanotech, Inc. stockholders' deficit	(21,792,326)	(18,009,930)
Non controlling interest	5,829,391	6,201,034
Total shareholders' deficit	(15,962,935)	(11,808,896)

Total liabilities and shareholders' deficit	$1,662,059	$1,876,310

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					From Date of Inception
	Three Months Ended September 30,		Nine Months Ended September 30,		(August 17, 2004) Through
	2009	2008	2009	2008	September 30, 2009
REVENUE:
Product sales	$84,113	$390,464	$140,145	$771,049	$1,567,507
Service sales	621,405	618,776	1,776,806	1,726,806	4,634,054
Total revenue, net	705,518	1,009,240	1,916,951	2,497,855	6,201,561

Cost of sales	145,407	449,293	438,586	1,007,239	1,811,297

Gross margin	560,111	559,947	1,478,365	1,490,616	4,390,264

Operating expenses:
Research and development	553,081	500,629	1,446,763	1,709,462	9,960,424
Selling, general and administrative	642,741	1,444,951	2,396,629	5,112,549	34,846,470
Total operating expenses	1,195,822	1,945,580	3,843,392	6,822,011	44,806,894

Loss from operations	(635,711)	(1,385,633)	(2,365,027)	(5,331,395)	(40,416,630)

Other income (expense)
Interest income	30	3,101	91	18,327	378,156
Grant income	-	-	-	-	198,831
Gain on sale of investment	-	-	-	-	937,836
Gain on forgiveness of accounts payable and other income	-	59,344	-	84,682	641,393
Other income (expense)	247,681	(71,612)	398,392	431,066	1,446,160
Interest expense	(646,588)	(199,025)	(1,235,509)	(554,743)	(2,120,866)
Gain (loss) on change in fair value of warrant liability	3,291,676	1,140,885	(526,512)	1,251,915	11,110,083
Accrued late registration rights cost	(109,555)	(21,827)	(327,447)	(88,219)	(2,774,943)

Net income (loss) before provision for income taxes	2,147,533	(474,767)	(4,056,012)	(4,188,367)	(30,599,980)

Income taxes (benefit)	-	-	-	-	-

Net income (loss) from continuing operations and non controlling interest	2,147,533	(474,767)	(4,056,012)	(4,188,367)	(30,599,980)

Non controlling interest	35,972	269,688	156,834	989,149	5,321,600

Net income (loss) from continuing operations	2,183,505	(205,079)	(3,899,178)	(3,199,218)	(25,278,380)

Income (loss) from discontinued operations	233,846	(177,476)	236,252	(632,443)	(13,266,029)

NET INCOME ( LOSS) ATTRIBUTABLE TO ADVANCE NANOTECH, INC.	$2,417,351	$(382,555)	$(3,662,926)	$(3,831,661)	$(38,544,409)

Net income (loss) per common stock (basic and fully diluted):
Continuing operations	$0.05	$(0.01)	$(0.07)	$(0.08)
Discontinued operations	$0.00	$(0.00)	$0.00	$(0.02)
Total	$0.04	$(0.01)	$(0.08)	$(0.10)

Weighted average shares outstanding (basic)	56,481,379	39,501,968	55,715,610	37,613,562

Net income (loss) per common stock (fully diluted):
Continuing operations	(Note 1)
Discontinued operations	(Note 1)
Total	(Note 1)

Net loss	$2,381,379	$(652,243)	$(3,819,760)	$(4,820,810)	$(43,866,009)
Foreign currency gain (loss)	(122,856)	300,521	565,067	317,886	(566,322)

Comprehensive loss	2,258,523	(351,722)	(3,254,693)	(4,502,924)	(44,432,331)
Comprehensive loss attributable to non controlling interest	35,972	269,688	156,834	989,149	5,321,600
Comprehensive loss attributable to Advance Nanotech, Inc.	$2,294,495	$(82,034)	$(3,097,859)	$(3,513,775)	$(39,110,731)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through September 30, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Initial capitalization	-	$-	200,000	$200	$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	-	-	19,352,778	19,353	(444,353)	-	-	-	(425,000)
Common stock issued at $1.00 per share	-	-	1,500,000	1,500	1,498,500	-	-	-	1,500,000
Sale of common stock	-	-	112,500	112	224,888	-	-	-	225,000
Foreign currency gain						19,828			19,828
Net loss	-	-	-	-	-	-	(1,585,858)	-	(1,585,858)
Balance, December 31, 2004	-	-	21,165,278	21,165	1,278,835	19,828	(1,585,858)	-	(266,030)
Common stock issued in connection with private placement, net of financing costs	-	-	11,666,123	11,667	20,569,193	-	-	-	20,580,860
Common stock issued in connection with late registration rights penalty	-	-	384,943	386	2,324,807	-	-	-	2,325,193
Common stock issued in exchange for warrants exercised cashlessly	-	-	71,549	71	(71)	-	-	-	-
Common stock issued for services rendered	-	-	265,000	265	2,182,235	-	-	-	2,182,500
Fair value of warrant loss	-	-	-	-	(8,739,143)	-	-	-	(8,739,143)
Foreign currency loss						(217,682)			(217,682)
Net loss	-	-	-	-	-	-	(8,367,182)	-	(8,367,182)
Balance, December 31, 2005	-	$-	33,552,893	$33,554	$17,615,856	$(197,854)	$(9,953,040)	$-	$7,498,516

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through September 30, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	33,552,893	$33,554	$17,615,856	$(197,854)	$(9,953,040)	$-	$7,498,516
Acquisition of majority owned subsidiaries	-	-	-	-	-	-	-	9,199,326	9,199,326
Fair value of warrants issued for services	-	-	-	-	157,708	-	-	-	157,708
Common stock issued for services rendered	-	-	95,000	95	88,905	-	-	-	89,000
Common stock issued for compensation	-	-	723,569	723	982,354	-	-	-	983,077
Fair value of vested options issued	-	-	-	-	962,542	-	-	-	962,542
Foreign currency loss	-	-	-	-	-	(282,926)	-	-	(282,926)
Net loss	-	-	-	-	-	-	(16,228,839)	(2,703,233)	(18,932,072)
Balance, December 31, 2006	-	-	34,371,462	34,372	19,807,365	(480,780)	(26,181,879)	6,496,093	(324,829)
Warrants issued in connection with private placement	-	-	-	-	(2,184,266)	-	-	-	(2,184,266)
Placement costs relating to private placement	-	-	-	-	(567,755)	-	-	-	(567,755)
Common stock issued for services rendered	-	-	1,100,000	1,100	438,900	-	-	-	440,000
Common stock issued for compensation	-	-	1,124,224	1,124	593,946	-	-	-	595,070
Fair value of vested options issued	-	-	-	-	748,901	-	-	-	748,901
Foreign currency (loss) gain	-	-	-	-	-	(320,606)	-	1,808,007	1,487,401
Net loss	-	-	-	-	-	-	(4,644,230)	(1,449,909)	(6,094,139)
Balance, December 31, 2007	-	$-	36,595,686	$36,596	$18,837,091	$(801,386)	$(30,826,109)	$6,854,191	$(5,899,617)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through September 30, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	36,595,686	$36,596	$18,837,091	$(801,386)	$(30,826,109)	$6,854,191	$(5,899,617)
Warrants issued in connection with private placement	-	-	-	-	(1,590,250)	-	-	-	(1,590,250)
Placement costs relating to private placement	-	-	-	-	(896,427)	-	-	-	(896,427)
Common stock issued for services rendered	-	-	89,192	89	11,506	-	-	-	11,595
Fair value of warrants issued for services	-	-	-	-	255,191	-	-	-	255,191
Common stock issued in exchange for convertible notes	-	-	985,888	986	244,814	-	-	-	245,800
Common stock issued in connection with Owlstone Exchange	-	-	13,291,039	13,291	(13,291)	-	-	-	-
Common stock issued exchange for accrued interest	-	-	518,749	519	78,120	-	-	-	78,639
Common stock issued in connection with late registration rights penalty	-	-	364,551	365	87,854	-	-	-	88,219
Common stock issued as compensation	-	-	1,745,354	1,745	219,568	-	-	-	221,313
Fair value of vested options issued	-	-	-	-	715,175	-	-	-	715,175
Foreign currency (loss) gain	-	-	-	-	-	(330,003)	-	358,467	28,464
Net loss	-	-	-	-	-	-	(4,055,374)	(1,011,624)	(5,066,998)
Balance, December 31, 2008	-	$-	53,590,459	$53,591	$17,949,351	$(1,131,389)	$(34,881,483)	$6,201,034	$(11,808,896)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through September 30, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	53,590,459	$53,591	$17,949,351	$(1,131,389)	$(34,881,483)	$6,201,034	$(11,808,896)
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	(1,552,413)	-	-	-	(1,552,413)
Common stock issued for services rendered	-	-	238,889	239	42,761	-	-	-	43,000
Fair value of warrants issued in connection with private placement	-	-	-	-	336,929	-	-	-	336,929
Placement costs relating to private placement	-	-	-	-	(46,000)	-	-	-	(46,000)
Common stock issued in exchange for convertible notes	-	-	717,000	717	178,533	-	-	-	179,250
Common stock issued in exchange for accrued interest	-	-	2,996,686	2,996	351,701	-	-	-	354,698
Foreign currency gains (losses)	-	-	-	-	-	565,067	-	(214,809)	350,258
Net loss	-	-	-	-	-	-	(3,662,926)	(156,834)	(3,819,760)
Balance, September 30, 2009	-	$-	57,543,034	$57,543	$17,260,862	$(566,322)	$(38,544,409)	$5,829,391	$(15,962,935)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Date of
			Inception (August 17,
	Nine Months Ended September 30,		2004) Through
	2009	2008	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(3,899,178)	$(3,199,217)	$(25,278,380)
Loss from discontinued operations	236,252	(632,443)	$(13,266,029)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	100,042	104,463	528,235
Change in fair value of warrant and derivative liabilities	526,512	(1,251,915)	(11,110,083)
Common stock issued for services rendered	43,000	-	2,766,095
Common stock issued as compensation	-	15,840	1,799,461
Common stock issued for interest on notes	354,698	-	433,337
Fair value of vested options issued to employees	-	481,872	2,426,618
Fair value of warrants issued for services	-	255,191	412,899
Warrants issued on short term notes	336,928	-	336,928
Accrued late registration rights penalties	-	88,219	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	(234,257)	(578,296)	(875,650)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	-	77,293	-
Increase in prepayments and other	(427)	47,965	(222,519)
Decrease (increase) in accounts receivable	245,909	775,124	(265,304)
Decrease (increase) in inventory	31,535	(203,224)	(189,841)
Decrease (increase) in VAT receivable	23,476	(15,705)	-
Increase (decrease) in accounts payable	373,035	555,188	2,122,037
Increase (decrease) in accrued expenses	997,344	(189,435)	2,117,592
Decrease in grant income	-	(38,279)	-
Increase(decrease) in deferred equity compensation	20,332	127,098	81,333
Net cash used in continuing operating activities	(844,799)	(3,580,261)	(36,673,611)
Net cash used in (provided by) discontinued operating activities	(217,710)	(66,330)	108,907
Net cash used in operating activities	(1,062,509)	(3,646,591)	(36,564,704)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(41,609)	(151,172)	(738,032)
Development of patent technology	(76,666)	(62,675)	(646,501)
Investment	-	-	937,836
Noncontrolling interest	(371,643)	(765,296)	5,829,392
Net cash (used in) provided by investing activities	(489,918)	(979,143)	5,382,695

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(6,356)	(18,045)	7,523
Proceeds (payments) credit facility	-	(334,001)	-
Amortization of deferred financing costs		691,418	-
Proceeds from issuance of common stock, net		-	22,305,860
Proceeds from issuance of short term notes	1,307,725	-	1,307,725
Repayments of short term notes	(200,000)	-	(200,000)
Proceeds from issuance of convertible debentures	-	3,963,619	10,397,224
Financing fees from issuance of convertible debentures	(46,000)	(881,479)	(1,510,182)
Financing fees on merger shares issued	-	-	(425,000)
Net cash provided by financing activities	1,055,369	3,421,512	31,883,150

Effect of exchange rates on cash and cash equivalents	565,067	(235,800)	(566,322)

Net increase (decrease) in cash and cash equivalents	68,009	(1,440,022)	134,819

Cash and cash equivalents, beginning of period	66,810	1,867,626	-
Cash and cash equivalents, end of period	$134,819	$427,604	$134,819

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes	$-	$357,713	$406,053
Common stock issued for services rendered	$43,000	$-	$4,565,556
Conversion of amounts due on related party credit facility to common stock		$-	$1,500,000
Convertible note issued in repayment of loan/accounts payable/accrual	$354,698	$602,000	$1,310,698
Warrants issued for services		$255,191	$412,899
Warrants issued in connection with private placement	$262,675	$1,590,250	$1,590,250
Conversion of convertible notes payable to common shares	$179,250	$106,300	$425,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Advance Nanotech, Inc and Subsidiaries, (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Basis and business presentation

The Company was originally incorporated under the laws of the State of Colorado on March 3, 1980 and is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") with its efforts principally devoted to commercializing novel chemical sensor products based on our proprietary and innovative gas sensing technology.  To date, the Company, has generated minimum sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2009, the Company has accumulated losses of $38,544,409 attributable to common stockholders.

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
SEPTEMBER 30, 2009
(Unaudited)

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

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Revenues generated were from shipping Lonestar and Owlstone Vapor Generators (“OVG”) products, along with instructional and engineering services provided to customers as of September 30, 2009.

The Company has obtained other purchase orders for its products and contracted services. Revenues include both product sales and service revenue from industrial partners. Service revenue includes contracted research and development or engineering work for specific customers.

Customers consist primarily of governmental agencies and large manufacturers and wholesalers who sell directly into retail channels. Provisions for sales discounts and estimates for damaged product returns and exchanges will be established as a reduction of product sales revenues at the time revenues are recognized.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 11 for further discussion regarding fair valuation.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Long-Lived Assets

The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At September 30, 2009, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2028	$29,200,000

Tax Asset	13,000,000
Less valuation allowance	(13,000,000)

Balance	$—

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material.

For the three months ended September 30, 2009 the calculation of fully diluted earnings per share results would result in a loss for the period after reducing the earnings for the "gain on change in derivative and warrant liabilities," thus having the effect on common stock equivalents as being anti-dilutive.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Stock based compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As more fully described in Note 11 below, the Company granted stock options over the years to employees of the Company under its 2008 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 0 and 376,923 shares of common stock during the nine month period ended September 30, 2009 and 2008, respectively, to employees and directors of the Company under the 2008 Equity Incentive Plan.

As of September 30, 2009, there were outstanding employee stock options to purchase 11,621,330 shares of common stock, all shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $553,081 and $1,446,763 for the three and nine month periods ended September 30, 2009; $500,629 and $1,709,462 for the three and nine month period ended September 30, 2008 and  $9,960,424 from August 17, 2004 (date of inception) through September 30, 2009, respectively.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred loss from operations of $38,544,409 from its inception on August 17, 2004 through September 30, 2009.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 16 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2009, the Company incurred net losses attributable to common shareholders of $3,662,926, incurred net losses attributable to common shareholders of $38,544,409 from its inception on August 17, 2004 through September 30, 2009 and used $36,673,611 in cash for operating activities from its inception through September 30, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its products and services and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3- INTANGIBLE ASSETS

The Company capitalizes internally developed assets related to certain costs associated with patents. These costs include legal and registration fees needed to apply for and secure patents. As of September 30, 2009 and December 31, 2008, the Company had capitalized internally developed patents of $646,501 and $569,835, respectively with respective accumulated amortization of $8,068 and $2,141 relating to issued patents.  For the nine months ending September 30, 2009 and 2008, the Company had amortization expense of $5,087 and $2,033, respectively.  The historical costs of Owlstone Ltd’s internally developed patents are 186,679 in Great Britain Pounds Sterling.  Intangible assets are amortized in accordance with Accounting Standards Codification subtopic 350-10 “Intangibles, Goodwill and Other ,” ("ASC 350-10") using the straight-line method over the shorter of their estimated useful lives or remaining legal life. The Company expenses any administrative costs related to the legal work on these patents. Intangible assets acquired from other enterprises or individuals in an “arms length” transaction are recorded at cost.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Our ability to successfully commercialize our products and technologies is significantly enhanced by our ability to secure strong intellectual property rights-generally patents-covering these products and technologies. The development and protection of intellectual property and proprietary technology is a key priority in our current and ongoing activities. As of September 30, 2009, we had been issued five U.S. patents, we had ten patent applications submitted and awaiting response and four patent applications pending submittal under PCT protection with the United States Patent and Trademark Office. In addition, we had six patent applications pending with European patent offices and four applications pending submittal, covering the key functional and operational features of our chemical detection technologies. Lastly, we had one patent issued in other jurisdictions with three applications submitted and four applications pending.

NOTE 4 - INVESTMENT IN SUBSIDIARY

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

The Company did not exercise significant influence over the entity and carried the investment at cost. The Company recorded its investment in Singular ID in accordance with Accounting Standards Codification subtopic 320-10, Investments-Debt and Equity Securities, using the cost method.   The original investment under the cost method is accounted for in the same manner as marketable equity securities and recorded on the parent company’s balance sheet at original cost measured by the fair market value of the consideration given. There were no adjustments or impairment charges to the fair market value from acquisition through the period ending September 30, 2009.

NOTE 5 - NON-CONTROLLING INTEREST IN SUBSIDIARIES

Non-controlling interest in subsidiary represents the minority stockholders’ proportionate share of the equity of:

●	Owlstone Nanotech, Inc. - At September 30, 2009, the Company owned 84.03% of Owlstone’s outstanding shares, which also represented its percentage of voting control.
●	Advance Display Technologies plc- At September 30, 2009, the Company owned 92.9% of Advance Display Technologies’ outstanding shares, which also represented its percentage of voting control.
●
Advance Nanotech Singapore Pte. Ltd.- At September 30, 2009, the Company owned 90.0% of Advance Nanotech Singapore Pte. Ltd.’s outstanding shares, which also represented its percentage of voting control.

●	Bio-Nano Sensium Technologies Ltd.- At September 30, 2009, the Company owned 55.0% of Bio-Nano Sensium Technologies Ltd.’s outstanding shares, which also represented its percentage of voting control.
●	Nano Solutions Ltd.- At September 30, 2009, the Company owned 75.0% of Nano Solutions Ltd.’s outstanding shares, which also represented its percentage of voting control.

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
SEPTEMBER 30, 2009
(Unaudited)

NOTE 6 - CONVERTIBLE NOTES PAYABLE

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

 Pursuant to the terms of the registration rights agreement entered into in connection with the December 2007 8% Convertible Note offering, the Company was required to pay a penalty if it failed to file with the SEC a registration statement under the Securities Act of 1933, as amended, covering the common stock underlying the notes purchased and the common stock underlying the issued warrants. The fair value of the 7,906,000 warrants issued in connection with the December 2007 offering was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.46%, the contractual life of 5 years and volatility of 138%. In accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40), in the amount of $2,184,266, was recorded as a liability, with an offsetting charge to additional paid-in capital.

The fair value of the 5,494,000 warrants issued upon obtaining approval of the charter amendment in connection with the December 2007 offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.31%, the contractual life of 5 years and volatility of 138%. In accordance with ASC 815-40, the estimated fair value of the 5,494,000 investor warrants, in the amount of $849,708, was recorded as a liability, with an offsetting charge to additional paid-in capital.

 As of September 30, 2008, the fair value of the warrant liability was re-valued according to Accounting Standards Codification subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815-40”) as of the end of the current period. The Company recorded a gain for the nine-month period ended September 30, 2008 of $400,343 which was recorded as non-operating income in the Company's consolidated statement of operations.

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
SEPTEMBER 30, 2009
(Unaudited)

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

The obligations outstanding under the notes are secured by all of the Company's intellectual property, books and records and proceeds of the sale of its intellectual property owned directly by the Company, as well as all of its equity interests in its subsidiaries pursuant to that certain Security Agreement, dated December 19, 2007, between the Company and Axiom and the Collateral Agent Agreement, dated December 19, 2007, among the Company, Axiom and each of the investors named therein.

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

The fair value of the 2,292,000 investor warrants issued on September 4, 2008 and the 2,342,000 placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was also estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.14%, the contractual life of 5 years and volatility of 149%. In accordance with ASC 815-40, the estimated fair value of the 2,292,000 investor warrants and the 2,342,000 placement agent warrants, in the amount of $740,542, was recorded as a liability, with an offsetting charge to additional paid-in capital.

As of December 31, 2008, the fair value warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.69%, the contractual life of 4.25-5 years and volatility of 196%. In accordance with ASC 815-40, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $1,150,224, was recorded as a liability, with an offsetting charge to additional paid-in capital.  The Company recognized a non-cash gain of $2,897,452 for this revaluation for the twelve month period ended December 31, 2008, which correlates to the decline in the Company’s share price of its common stock.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

As of September 30, 2009, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.32%, the contractual life of 3.22-4 years and volatility of 236%.  In accordance with EITF No. 00-19, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of 1,455,545 was recorded as a liability. The Company recognized a non-cash gain of $1,274,753 for this revaluation for the three month period ending September 30, 2009, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

Effective January 1, 2009, with the effectiveness of certain provisions of ASC 815-40 requiring bifurcation of any reset provisions embedded within our convertible notes and warrants, the Company determined the fair value of the embedded reset provision as of January 1, 2009 was $1,552,420 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.88%, the contractual life of between 1.97 – 2.67 years and volatility of 196%.  See Note 8 below.

NOTE 7 – SENIOR SECURED NOTES PAYABLE (“BRIDGE NOTES”)

In April 2009, the Company commenced an offering of up to $800,000 of its Senior Secured Notes (the “Notes”) and common stock purchase warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), for $.30 per share.  On April 15 and April 16, 2009, the Company issued and sold (i) $150,000 in principal amount of a Note due June 30, 2009 and bearing interest at the rate of 7% per month and (ii) investment units consisting of (A) $350,000 in principal amount of the Notes due June 30, 2009 and bearing interest at the rate of 3% per month and (B) Warrants exercisable until April 15, 2012 to purchase in the aggregate 583,334 shares of the Common Stock.  The Notes are secured by a first security interest in substantially all of the Company’s assets.  The purchasers of the securities were “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.  Axiom acted as placement agent and received (i) a placement fee of $29,000 in connection with the transaction and (ii) common stock purchase warrants exercisable until April 15, 2012 to purchase in the aggregate 96,667 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

On June 18 and June 24, 2009, the Company issued and sold an investment unit consisting of (i) $500,000 in principal amount of a Note originally due June 30, 2009 and bearing interest at the rate of 3% per month and (ii) a Warrant exercisable until June 18, 2012 to purchase 833,335 shares of the Common Stock.  The Note is secured, along with the Notes issued on April 15 and 16, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investor” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On June 22, 2009, the Company repaid $200,000 of the Notes issued on April 16, 2009 and due on June 30, 2009.   The holders of the remaining Notes, representing aggregate principal amount of $800,000, and the Company entered into agreements providing for (i) the extension of the maturity of the outstanding Notes to August 31, 2009, (ii) an increase in the aggregate amount of the Notes the Company is authorized to issue to $3,000,000, (iii) the right of the Company to cause the Notes to be converted to shares of Common Stock if certain conditions are met and (iv) the obligation of the Company to reduce the number of persons making up the Board of Directors from nine to five and to place on the Board a person named by the holders.

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

On August 10, 2009, the Company issued and sold an investment unit consisting of (i) $200,000 in principal amount of a Note due August 31, 2009 and (ii) a Warrant exercisable until August 10, 2012 to purchase in the aggregate 333,334 shares of the Common Stock.  The Notes are secured, along with the other Notes, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investor” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On September 18, 2009, the Company issued and sold for $300,000 an invesment unit consisting of (i) $300,000 in principal amount of its Senior Secured Promissory Notes due October 15, 2009 (the “New Notes”), which bears interest at a rate of 3% per month and (ii) a Warrant exercisable at any time until September 18, 2012 to purchase 500,001 shares of the Common Stock.  The Company has the option to convert the New Notes into shares of Common Stock, at a per share conversion price of $.05, upon (a) the Company obtaining waivers from all the holders of all outstanding Senior Secured Convertible Notes issued by Company during the calendar years 2007 and 2008 (the “Prior Notes”) to (i) give up all rights with respect to the price protection anti-dilution provisions in the Prior Notes and the warrants issued with the Prior Notes and (ii) modify the mandatory conversion provision of the Prior Notes to provide for mandatory conversion thereof upon the conversion of the New Notes; and (b) new funds in the amount of $5,000,000 being raised by the Company; or (c) the holder of the Notes agreeing that the Company has reached a level of sustainable profitability, as defined by positive cash flow for at least two quarters.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The New Note is secured by a first priority security interest in substantially all of the Company’s assets and in all of the intellectual property of Owlstone Nanotech, Inc., the Company’s majority owned subsidiary (“Owlstone”).  The purchasers of the securities are “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

In connection with the issuance of the New Note and an agreement by the holders of the Notes to extend the maturity date to October 15, 2009, Owlstone issued warrants to the holders of the Notes and the New Note to purchase 1,300,000 shares of Owlstone’s common stock, par value $0.001 per share (the “Owlstone Common Stock”), for $.25 a share.  The Company also agreed with the holders of the Notes and the New Note pursuant to a Third Amendment to Senior Secured Notes and Subscription Agreement (“Amendment Number Three”), that (i) interest on the Notes will be payable in shares of the Owlstone Common Stock at a price of $.25 a share and (ii) the Notes will be secured by a first priority security interest in all of the intellectual property of Owlstone as well as substantially all of the Company’s assets.

As of September 30, 2009, the Company had issued Warrants to purchase 833,335 shares of Common Stock in connection with the issuance of Notes and the New Note.  The fair value of the 833,335 warrants issued was estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of 2.44%, the contractual life of between 2.9 - 3.0 years and volatility of 233%. The estimated fair value of the warrants, in the amount of $74,253, was recorded as a discount to the short term notes issued and will be amortized over the life of the short term note, with an offsetting charge to additional paid-in-capital.

See "Note 17.  Subsequent Events" for additional information about the foregoing notes.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 8 – WARRANT LIABILITY
As described in Note 6, the Company issued warrants in conjunction with the sale of convertible notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of January 1, 2009.  Subsequent to the reclassification, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company estimated the fair value at January 1, 2009 of the warrants issued in connection with the convertible notes to be $1,150,224 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.69%, expected volatility of 196%, and expected warrant remaining life of between 4.25 to 5 years. Since the warrants have reset provisions, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair values of the warrants of $1,455,545 at September 30, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions: no dividends, a risk-free interest rate of 2.32%, expected volatility of 236%, and expected warrant remaining life of between 3.2 to 4 years.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 9 – DERIVATIVE LIABLITIY

As described in Note 6, the Company issued convertible notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision of $1,552,413 on January 1, 2009 (the effectiveness of certain provisions of ASC 815-40) using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.88%, expected volatility of 196%, and expected life of 1.97 to 2.67 years. Since the convertible notes contain reset provisions, pursuant to ASC 815-40, the Company has recorded the fair value of the reset provision as a derivative liability. Until expiration of the reset provisions of the convertible notes, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $1,773,604 at September 30, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	229%
Risk free rate:	0.95%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the nine month period ended September 30, 2009, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in non cash, non operating loss of $221,191.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 10 - STOCKHOLDERS' EQUITY

1. Common Stock

At September 30, 2009, 57,543,034 shares of common stock were outstanding.

2. Preferred Stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of September 30, 2009, there were no shares of preferred stock issued or outstanding.

3. Fiscal Year 2008 Stockholders’ Equity Transactions (See NOTE 11 for stock-based compensation equity transaction disclosure)

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) and recognized over the related service period.

4. Warrants
The following table summarizes information about our warrants:

	Warrants Summary	Weighted Average Exercise Price
June 30, 2009	21,166,184	$0.32

Granted	833,335	$0.30
Exercised	-	-
Cancelled or Forfeited	-	$-

September 30, 2009	22,999,519	$0.32

(a)
As of September 30, 2009, the Company issued 833,335 bridge investor warrants in relation to the Bridge Notes offering during the period.  The fair value of the 833,335 warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of between 2.44%, the contractual life between 2.9-3.0 years and volatility of 233%.

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 11- STOCK OPTION PLANS AND STOCK BASED COMPENSATION

On August 28, 2008, the Board of Directors of Advance Nanotech, Inc. adopted the Advance Nanotech, Inc. 2008 Equity Incentive Plan (the "2008 Plan"). The aggregate number of shares of Common Stock that may be issued under the Plan is 40,462,293, and such shares are hereby reserved for issuance out of the authorized but previously unissued Shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive stock options, restricted stock, performance awards and other stock- or performance-based awards. Incentive stock options may be granted only to employees. The 2008 Plan will continue until the earlier of the termination of the 2008 Plan by the board of directors or ten years after the effective date.

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

Shares Granted to Employees

As of September 30, 2009, there were 26,449,904 shares that had not been issued under the 2008 Plan.

The Company accounts for employee stock option grants in accordance with ASC 718-10 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718-10 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The following tables summarize disclosure information regarding stock options:

	Number of Options	Weighted Average Exercise Price
Balance, June 30, 2009	11,622,807	0.39

Granted	-	-
Exercised	-	-
Cancelled or forfeited	(1,477)	542.09
Balance, September 30, 2009	11,621,330	0.31

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Range of Exercise Prices	Number Outstanding as of September 30, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Compensation Cost Recorded as of September 30, 2009	Compensation Cost Yet to be Recorded
$0.25	11,340,343	9.02	$0.25	$241,500	$-
$2.03-$3.50	280,000	1.28	2.24	2,029,895	-
$20-$80.00	488	1.51	70.26	-	-
$100-$200.00	500	0.93	160.00

NOTE 12- FAIR VALUE ACCOUNTING

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of September 30, 2009:

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
None	$-	$-
Total	-	-
Liabilities
Warrant liability	(1,455,545)	-	-	(1,455,545)
Convertible note derivative liability	(1,773,604)			(1,773,604)
Total	$(3,229,149)	$-	$-	$(3,229,149)
(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

NOTE 13- COMMITMENTS AND CONTINGENCIES

1. Leases

As of September 30, 2009, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2009	$61,477	$2,340
2010	188,655	5,461
2011	24,806	-
Thereafter	-	-

Amounts representing interest	-	(278)

Total principal payments	$274,838	$7,523

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

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

2 ..  Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of September 30, 2009.

NOTE 14 -INCOME TAXES

Income taxes are recorded in accordance with Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”).  ASC 740-10 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the financial statements or tax returns.  Measurement of the deferred items is based on enacted tax laws.  In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax assets, ASC 740-10 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets.  A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

The Company is subject to the income tax laws in the United States of America and the United Kingdom.  As of December 31, 2008, the Company had net operating loss carry forwards for income tax reporting purposes of approximately $29,200,000 that may be offset against future taxable income through 2028.  Current tax laws such as IRC §382 limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the consolidated financial statements because the Company believes there is no assurance the carry forwards will be used.  Potential tax benefits of the loss carry forwards are offset by valuation allowance of the same amount.

NOTE 15 - RELATED PARTY TRANSACTIONS

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

NOTE 16 – DISCONTINUED OPERATIONS

On November 14, 2008, the Company ceased operations of its U.K. subsidiaries as follows:  Advance Display Technologies plc, Advance Nanotech Limited, Nano Solutions Limited, Nanofed Limited, Bio Nano Sensium Limited, Cambridge Nanotechnology Limited and Advance Homeland Security plc (“the Discontinued Group”).  Accordingly, the results of operations of these entities are reported as loss from discontinued operations in the consolidated statement of income.

The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

Results for discontinued operations were as follows:

ADVANCE NANOTECH, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

		Loss from Discontinued Operations

	2009	2008	2007	2006	2005	2004

Advance Display Technologies plc gain (loss)	$235,662	$(1,576,022)	$(379,879)	$(3,652,621)	$(2,502,451)	$(89,729)
Advance Nanotech Limited gain (loss)	(2,114)	(13,683)	(65,186)	(210,852)	(93,969)	(246,563)
Bio Nano-Sensium Limited gain (loss)	-	7,411	(5,995)	(12,180)	(1,567,874)	-
Nano Solutions Limited gain (loss)	2,704	(3,411)	543,413	(1,764,968)	(1,471,209)	(396,512)

Gain (Loss) from discontinued operations	$236,252	$(1,585,705)	$92,352	$(5,640,621)	$(5,635,503)	$(732,804)

Assets and Liabilities of discontinued operations were comprised of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Property Plant and Equipment	$-	$-
Deferred Financing Costs, current portion	-	-
Deferred Financing Costs, long term portion	-	-
Intangibles	-	-
	$-	$-

Accounts payable	$45,384	$84,845
Accrued expenses and other	63,523	241,772
Loans payable – other liabilities	-	-
	$108,907	$326,617

In connection with management’s strategic decision to discontinue the operations of its non-revenue subsidiaries, the Company wrote off and expensed the remaining financing costs related to capital raised through its ADT plc subsidiary and took an impairment write-off of the intangible assets primarily related to patents that were no longer to be maintained.

NOTE 17 - SUBSEQUENT EVENTS

On November 2, 2009, Owlstone Nanotech, Inc., the Company’s majority owned subsidiary (“Owlstone”), issued its Convertible Promissory Note due November 1, 2010 in the principal amount of $350,000. The Note can be converted into shares of the Owlstone common stock, par value $.001 per share, at a price of $.40 per share (i) at the election of the holder of the Note and (ii) at the election of Owlstone in the event Owlstone is successful in raising at least $5,000,000 in additional capital or the holder of the Note agrees that Owlstone has reached a level of positive cash flow for at least two quarters.

On November 13, 2009, the holders of the Company’s Senior Secured Notes due October 15, 2009 in the aggregate principal amount of $1,300,000 agreed to extend the maturity date thereof to December 31, 2009.

Subsequent events have been evaluated through November 13, 2009, a date that the financial statements were issued.

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

Overview and Plan of Operations

Our efforts are principally focused on the development of chemical sensing products using our Owlstone technology. Owlstone has developed a chemical detector that has been incorporated into its lead product named Lonestar, which is currently being sold and used in the marketplace. This product was launched in July 2007 and has a growing customer base. Our plan of operations includes a strategic mixture of selling completely integrated products and supplying component parts to original equipment manufacturers, as is the case with our Lonestar product. We intend to partner with market leaders to integrate our technologies into existing commercial applications, partner with contract manufacturers to bring our products directly to market and to partner with others whose placement in a territory or market offers advantages, particularly if the territory is one on which we would not otherwise concentrate our own efforts.  We believe that this strategy positions us to best achieve the potential for our technologies in the most effective and time-sensitive manner.

            On April 21, 2009, the Company announced that its majority owned subsidiary, Owlstone Nanotech, Inc., had received a development contract from Crowcon Detection Instruments Ltd, based in the United Kingdom, which specializes in developing, manufacturing and marketing innovative, reliable and cost-effective flammable and toxic gas detection equipment. Crowcon, founded in 1970, is a leader in the fields of safety and environmental monitoring. Pursuant to the contract, Owlstone's Lonestar detection platform will be integrated into Crowcon's PGSi Programmable Sampling System, a highly versatile system that can monitor up to 32 sample lines sequentially. The PGSi is used in applications for which a wide-area detection is required, such as building protection and brewery monitoring. The integration of Lonestar adds a broad band detection capability that will allow the combined unit to be sold into a wider range of industrial applications.

On April 8, 2009, the Company announced that the Company's majority owned subsidiary, Owlstone Nanotech, Inc., had received a follow-on order from SELEX Galileo totaling $272,000. SELEX Galileo, a Finmeccanica company and one of Europe's foremost Aerospace and Defense organizations, is a leader in surveillance, protection, tracking, targeting, navigation & control and imaging systems. This contract is the third contract from SELEX Galileo and follows the contract announced in June 2008 that was completed in December. Owlstone completed delivery under this contract in 2009. The order from SELEX Galileo requires Owlstone to build specific chemical detection end instruments that meet the specifications set forth by the U.S. Department of Defense. The work involved is primary product development and engineering work on the surrounding components for a specific application using the NEXSENSE C platform that was initiated with SELEX Galileo in 2007.

On April 7, 2009, the Company announced that its Owlstone Nanotech, Inc. subsidiary had been granted two additional patents by the United States Patent office. This issuance brings the total issued patent portfolio to four. Additionally, the Company has ten patent applications submitted and awaiting response and four patent applications pending submittal under PCT protection with the United States Patent and Trademark Office. The recently issued patents cover technology developed by Owlstone used in both its core sensor system and surrounding components. The patents describe several methods and embodiments of a microchip spectrometer and a highly integrated means of sample ionization that fits within the confines of a microchip. In addition to utility within Owlstone's products, the patented ionization technology could be of benefit to other ion based analytical technologies.

Liquidity and Capital Resources

Cash Flows

                    Our operations have not historically generated positive cash flow.  The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from existing and new business and achieve and maintain positive margins. Until then, the Company’s operations will require additional funds.  (See Note A Going Concern section)

At September 30, 2009, the Company had $134,819 in cash or cash equivalents, and the Company had $265,304 in accounts receivable from customers. As of September 30, 2009, the Company also issued and sold notes totaling $1,300,000 which are due December 31, 2009.  The transaction is further described under Debt Obligations below.  In addition, the Company has $2,305,423 of convertible notes that are due within 12 months.  Based upon the Company’s forecast of future revenues from its products, services and grants, in conjunction with the cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds.

The Company is presently pursuing various options to generate additional funds, including, among others, strategic partnering arrangements and raising additional capital through the sale of debt and/or equity securities.  In addition, plans to generate additional revenue from operations could include co-development and co-funding of our products, licensing products for upfront and milestone payments, and applying for more government grants. We have initiated cost reduction programs and intend to continue controling and reducing expenses until funds from operations can support the growth of the business. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

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

On June 18 and June 24, 2009, the Company issued and sold investment units consisting of (i) $500,000 in principal amount of its 3% Senior Secured Notes due June 30, 2009 (collectively wih the April 2009 notes, the “Notes”) and (ii) common stock purchase warrants exercisable until June 18, 2012 to purchase in the aggregate 833,335 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The Notes are secured, along with similar Notes issued on April 15 and 16, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the securities was an “accredited investor” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On June 22, 2009, the Company repaid $200,000 of the Notes issued on April 15 and 16, 2009 and due on June 30, 2009.   The holders of the remaining Notes, representing aggregate principal amount of $800,000, and the Company entered into an agreement providing for (i) the extension of the maturity of the Notes to August 31, 2009, (ii) an increase in the aggregate amount of the Notes the Company is authorized to issue to $3,000,000, (iii) the right of the Company to cause the Notes to be converted to shares of common stock if certain conditions are met and (iv) the obligation of the Company to reduce the number of persons making up the Board of Directors from nine to five and to place on the Board a person named by the holders.

On June 24, 2009, the Company entered into an agreement with the holders of all of the remaining Notes providing for (i) the extension of the maturity of the Notes to August 31, 2009, (ii) an increase in the aggregate amount of the Notes the Company is authorized to issue to $3,000,000, (iii) the right of the Company to cause the Notes to be converted to shares of common stock if certain conditions are met and (iv) the obligation of the Company to reduce the number of persons making up the Board of Directors from nine to five and to place on the Board a person named by the holders.

On August 10, 2009, the Company issued and sold investment units consisting of (i) $200,000 in principal amount of its 3% Senior Secured Notes due August 31, 2009 (the “August Notes”) and (ii) common stock purchase warrants exercisable until August 10, 2012 to purchase in the aggregate 333,334 shares of the Company’s common stock, par value $.001 per share, for $.30 per share.  The August Notes are secured, along with similar Notes issued in April and June, 2009, by a first security interest in substantially all of the Company’s assets.  The purchaser of the August Notes was an “accredited investor” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

On September 18, 2009, the Company sold $300,000 units consisting of (i) $300,000 in principal amount of its Senior Secured Notes due October 15, 2009 (the “New Notes”), which bear interest at a rate of 3% per month and (ii) common stock purchase warrants exercisable at any time until October 15, 2012 to purchase in the aggregate 500,001 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”), for $.30 per share (the “Warrants”).  The Company has the option to convert the New Notes into shares of Common Stock, at a per share conversion price of $.05, upon (a) the Company obtaining waivers from all the holders of all outstanding Senior Secured Convertible Notes issued by Company during the calendar years 2007 and 2008 (the “Prior Notes”) to (i) give up all rights with respect to the price protection anti-dilution provisions in the Prior Notes and the warrants issued with the Prior Notes and (ii) modify the mandatory conversion provision of the Prior Notes to provide for mandatory conversion thereof upon the conversion of the Senior Secured Note; and (b) new funds in the amount of $5,000,000 having been raised by the Company through either the issuance of New Notes, equity, or direct investment into the Company; or (c) a supermajority of the holders of all outstanding notes agreeing that the Company has reached a level of sustainable profitability, as defined by positive cash flow for at least two quarters.

The New Notes are secured by a first priority security interest in substantially all of the Company’s assets pursuant to a Pledge and Security Agreement, dated as of April 9, 2009, between the Company and Axiom. Axiom was appointed as collateral agent pursuant to that certain Collateral Agent Agreement, dated as of April 9, 2009, between Axiom and the holders of New Notes (the “Existing Collateral Agent Agreement”).  In addition, the New Notes are secured by a first priority security interest in all of the intellectual property of Owlstone Nanotech, Inc., the Company’s majority owned subsidiary (“Owlstone”), pursuant to a Security Agreement, dated as of September 18, 2009, between Owlstone and Ingalls & Snyder LLC, as collateral agent (the “Owlstone Security Agreement”).  Ingalls & Snyder was appointed as collateral agent pursuant to that certain Collateral Agent Agreement, dated as of September 18, 2009, between Ingalls & Snyder and the Bridge Lenders (the “Owlstone Collateral Agent Agreement”).  The purchasers of the securities (the holders of the New Notes) were “accredited investors” within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and the transaction was exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

The Company issued warrants to the Bridge Lenders to acquire 1,300,000 shares of Owlstone’s common stock, par value $0.001 per share (the “Penalty Shares”) in consideration for a waiver by the Bridge Lenders, without which the Company would have been in payment default on the $1,000,000 of promissory notes previously issued to the Bridge Lenders (the “Existing Notes”). On September 18, 2009, the Bridge Lenders, then holding an aggregate principal amount of $1,300,000 of notes, and the Company agreed, pursuant to a Third Amendment to Senior Secured Notes and Subscription Agreement, to make the terms and conditions of the Existing Notes the same as the New Notes, thereby extending  the maturity date to October 15, 2009, making all of the notes subject to the Owlstone Security Agreement and providing for the mandatory conversion right described above (“Amendment Number Three”); provided, however, that if, prior to October 15, 2009, (A) the holders of all outstanding Senior Secured Convertible Notes issued by Company during the calendar years 2007 and 2008 shall have executed and delivered to Company a waiver to (i) give up all rights with respect to the price protection anti-dilution provisions in the Prior Notes and the warrants issued with the Prior Notes and (ii) modify the mandatory conversion provision of the Prior Notes to provide for mandatory conversion thereof upon the conversion of the Senior Secured Note, or (B) the Company closes on a capital investment of at least $1,000,000, then such maturity date shall be amended to be November 15, 2009.  On November 13, 2009, the holders of the Company's Senior Secured Notes Due October 15, 2009 agreed to extend the maturity date thereof to December 31, 2009.

Results of Operations

Three and Nine months Ended September 30, 2009 Compared to Three and Nine months Ended September 30, 2008

Revenues for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 were $705,518 and $1,009,240, respectively, representing a decrease of $303,722, or 30%. The Company has generated revenues of $1,916,951 in the nine months ended September 30, 2009 as compared to $2,497,855 in the nine months ended September 30, 2008, representing a decrease of $580,904, or 23%.  Revenues generated were a direct result of our subsidiary, Owlstone, shipping its Tourist, Lonestar and Vapor Generator products along with contracted, instructional and set-up services provided to customers as of September 30, 2009.  The decrease in revenues for the quarter is related to the Company’s focus on contracted revenue sources for specific application development which leads to near term revenue opportunities.  With the Company’s focus primarily on funded development programs, the Company has delayed algorithm development efforts for the Lonestar product until such time as when it has sufficient resources to do so.

Cost of Sales for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 were $145,407 and $449,293, respectively, representing a decrease of $303,886, or 67.6%.   Cost of Sales for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 were $438,586 and $1,007,239, respectively, representing a decrease of $568,653, or 56.5%.  The decrease in Cost of Sales is related to the higher percentage of gross margin achieved with contracted revenue as compared to product revenue as the Company continues to focus on near term revenue targets through application development with its customers.

Research and development costs for the three months ended September 30, 2009 compared to same three months ended September 30, 2008 were $553,081 and $500,629, respectively, representing a decrease of $52,452, or 10.5%. Research and development costs for the nine months ended September 30, 2009 compared to same nine months ended September 30, 2008 were $1,446,763 and $1,709,462, respectively, representing a decrease of $262,699, or 15%. Research and development costs relate directly to the Owlstone Nanotech, Inc. majority owned subsidiary.

General and administrative expenses for the three months ended September 30, 2009 compared to same three months ended September 30, 2008 were $642,741 and $1,444,951 respectively, representing a decrease of $802,210, or 55.5%.  General and administrative expenses for the nine months ended September 30, 2009 compared to same nine months ended September 30, 2008 were $2,396,629 and $5,112,549 respectively, representing a decrease of $2,715,920, or 53.1%.  General and administrative expenses for the nine months ended September 30, 2009 compared to the same nine months ended September 30, 2008 included:

●	a decrease in salaries and related benefits of approximately $1,383,000 (decrease in non-cash benefits of $1,023,000).
●	a decrease in professional (legal, accounting and consulting) fees of approximately $824,000;
●	a decrease in marketing and investor relations fees of approximately $229,000;
●	a decrease in Research & Development costs (non-employee related) of approximately $195,000; and
●	a decrease in insurance, travel and rent of approximately $186,000;

                Interest and other income for the three months ended September 30, 2009 and for the three months ended September 30, 2008 was $247,711 and ($9,167), respectively, representing a decrease of $256,878 from 2008.  Interest and other income for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 was $398,483 and $534,075, respectively, representing a decrease of $135,592.  The decrease in other income was due mainly to the receipt of a Research & Development tax credit from the UK government in 2008 of approximately $406,000 which was off-set by a Singapore tax refund of approximately $150,615 in 2009.  Additionally, the Company no longer receives rental income from its New York City lease since the lease has been assigned in its entirety.  Interest income decreased by $18,236 for the same nine month period in 2009 compared to 2008. This decrease was a result of our decreased cash and cash equivalents maintained in our short-term money market account.  Cash decreased throughout 2008 and 2009 as a result of our need to continue funding operations. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the three months ended September 30, 2009 and for the three months ended September 30, 2008 was $646,588 and $199,025, respectively, representing an increase of $447,563.  Interest expense for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 was $1,235,509 and $554,743, respectively, representing an increase of $680,766.  The increase in interest expense correlates to the increase in convertible notes and Senior Secured Notes that the Company issued and the corresponding interest expense obligation on those notes.  Other Expenses included a non-cash late registration accrual of $327,447 for the nine months ended September 30, 2009 relating to the registration obligations for the convertible note holders.  The Company also incurred a non-cash gain of $1,274,753 for the three months ended September 30, 2009, for the re-valuation of the Company’s warrant liability driven by the change in the price of the Company’s common stock from June 30, 2009.  The Company incurred a non-cash loss of $221,191 for the nine months ended September 30, 2009, for the fair value of Convertible Note derivative.

The Company had a loss from operations of $635,711 for the three months ended September 30, 2009, compared to $1,385,633 for the comparable period in 2008, representing a decrease of $749,922, or approximately 54%.  The Company had net income attributable to continuing operations of $2,417,351 for the three months ended September 30, 2009, compared to a net loss $382,555 for the comparable period in 2008, representing an increase of $2,799,906.  The increase was related to the decrease in operating expenses as well as a non-cash gain recognized as of September 30, 2009 for the warrant and derivative re-valuations of $3,291,676.

Although Revenue decreased by 23%, total operating expenses decreased by 43.7% for the nine months ended September 30, 2009. For the first nine months of 2009, the Company had a Net Loss of $0.07 per share, compared with a loss of $0.08 per share for the same nine month period in 2008.  Comprehensive loss for the nine months ended September 30, 2009 was $3,097,859 compared with a comprehensive loss of $3,513,775 for the same nine month period in 2008, representing a decrease of $415,916, or approximately 12%.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2009, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described fully in the Company’s Form 10-K for the period ending December 31, 2008 under Item 9A(T) (b) Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Mendoza Berger & Company LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective.  However, management believes based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2008, we identified a material weakness with the accounting of our majority owned subsidiary and with the internal controls associated with oversight of this subsidiary. We continue to improve and further develop and re-design controls over Owlstone Limited in the third quarter and beyond in 2009 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls.  The Company plans to hire a senior level Financial Controller/Finance Director in the U.K. to provide oversight, improve internal financial controls and provide local accounting expertise for the Company.  During the quarter ended September 30, 2009, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On November 2, 2009, Owlstone Nanotech, Inc., the Company’s majority owned subsidiary (“Owlstone”), issued its Convertible Promissory Note due November 1, 2010 in the principal amount of $350,000. The Note can be converted into shares of the Owlstone common stock, par value $.001 per share, at a price of $.40 per share (i) at the election of the holder of the Note and (ii) at the election of Owlstone in the event Owlstone is successful in raising at least $5,000,000 in additional capital or the holder of the Note agrees that Owlstone has reached a level of positive cash flow for at least two quarters.

On November 12, 2009, the holders of the Company's Senior Secured Notes due October 15, 2009 in the aggregate principal amount of $1,300,000 agreed to extend the maturity date thereof to December 31, 2009.

ITEM 6. EXHIBITS.
(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) See Index to Financial Statements located on page i.
(2) Financial Statement Schedules: None
(3) Exhibits

Exhibit No.	Document Description

10.1+	First Amendment to Senior Secured Notes and Subscription Agreement dated June 15, 2009.

10.2+	Second Amendment to Senior Secured Notes and Subscription Agreement dated June 24, 2009.

10.3+	Third Amendment to Senior Secured Notes and Subscription Agreement dated September 18, 2009.

10.4+	Extension Agreement between Ingalls & Snyder LLC and the Company dated November 12, 2009.

10.5+	Extension Agreement between Kevin McGrath and the Company dated November 12, 2009.

31.1+	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2009	ADVANCE NANOTECH, INC.

	By:	/s/ Bret Bader
Bret Bader
Chief Executive Officer (Principal Executive Officer)