Form 10-K
period 2009-12-31
Advance Nanotech, Inc.
filed 2010-04-15
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $6,676,869, based upon the average bid and asked price of the registrant’s common stock, $.001 par value, of $0.16 per share as of June 30, 2009 multiplied by the approximate number of shares of common stock (41,730,433) held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.  Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “AVNA.”

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 66,300,449 at April 11, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of Advance Nanotech, Inc.’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc.  The terms “Owlstone Nanotech” or “Owlstone” refer to the ongoing business operations of Owlstone Nanotech Inc. and its subsidiaries, whether conducted through Owlstone Nanotech or a subsidiary of Owlstone.

Overview

Company Operations

We hold a non-controlling equity interest in Owlstone Nanotech Inc.  We have no other material assets or operations outside of our equity interest in Owlstone.

Owlstone is a company seeking to commercialize novel chemical sensor products based on its proprietary and innovative gas sensing technology.  Owlstone’s technology offers an attractive combination of small size, high sensitivity, low power consumption, re-programmability, high chemical selectivity and low cost.  Historically, we were developing several nanotechnologies.  In December 2007, we decided to revise our strategy to focus our efforts principally on the commercialization of Owlstone’s chemical detection technology.  We divested ourselves of our other technologies and their respective subsidiaries in 2008 and 2009.

On November 25, 2009 and January 19, 2010, Owlstone issued an aggregate of 20,951,551 shares of its common stock in a series of related transactions that raised $3,282,265 in equity capital, resulted in the acquisition by Owlstone of $3,222,500 of the Company’s 8% Notes, eliminated certain of the Company’s senior secured indebtedness outstanding, and eliminated all of Owlstone’s outstanding indebtedness, other than an intercompany loan payable to the Company.  The transactions had the further effect of diluting Advance Nanotech’s ownership interest in Owlstone from approximately 82% to 35%.

The Company’s business today is centered upon supporting business and corporate development initiatives within Owlstone, along with maintaining the Company’s corporate legal and public entity status.

The Owlstone Opportunity

The market for chemical sensors worldwide is projected to reach $17.28 billion by the year 2015.  Owlstone has initially targeted the industrial process control and military & homeland security sectors.  In later stages, Owlstone plans to commercialize sensing products for the health & safety and medical device markets. Owlstone is poised to benefit from powerful trends driving the demand for improved technologies within the chemical sensing arena, including substantial government and private sector investment in the military & homeland security market, increased regulatory emphasis on safety, and the enactment of increasingly stringent environmental regulations.

 The market for chemical sensing faces unique challenges in detecting hazardous substances in various forms and in a myriad of operating environments. In the military & homeland security market, chemical sensors are used to detect chemical warfare agents and explosives to protect military personnel, government buildings and civilians. In industrial applications, chemical sensors monitor air quality for health and safety purposes and also provide vital information during manufacturing processes. The existing technologies for chemical sensors in these industries are outdated and are typically limited by physical size, sensitivity and/or reliability. Owlstone believes that these factors have led to unacceptable sample collections, uninspired deployment scenarios, high false-positive rates and, subsequently, a call to action by the U.S. Department of Defense for better solutions.

The Owlstone Solution

Owlstone’s sensing technology was specifically designed to meet the specifications set forth by the U.S. Department of Defense. The key element of the Owlstone sensor is a silicon chip that provides a chemical-sensing mechanism using Field Asymmetric Ion Mobility Spectrometry, or FAIMS, a variant of conventional Ion Mobility Spectrometry, or IMS. Owlstone’s technology enables unprecedented miniaturization of sensors with superior analytical capability at a compelling cost advantage, the ability to be programmed and reprogrammed to detect a wide range of substances, and high selectivity and sensitivity. The Owlstone detector was conceived by Andrew Koehl who began the development of Owlstone’s fundamental technology in 2001.  Mr. Koehl was later joined by Paul Boyle and David Ruiz-Alonso and, together, they developed the core technology.  A summary of the benefits of the Owlstone solution is as follows:

Unprecedented Miniaturization using Standard Manufacturing Techniques

The sheer size of current chemical sensing units limits their deployment and provides specific challenges in sample collection. The small size of Owlstone’s core sensor enables flexible deployment and allows for the sensor to be moved into contact with the sample, a novel approach in many existing chemical sensing applications. In military & homeland security markets, this means more comprehensive sensing through the use of distributed networks of sensors. In industrial applications, this means a sensor or a sensor network can be integrated directly into process control providing real-time monitoring of chemical composition, which saves companies both time and money.  Owlstone’s technology enables miniaturized and cost effective detectors with low power consumption through its proprietary chip. Despite the innovative and proprietary design of the chip, it is manufactured via standard silicon-based microchip fabrication, which reduces its manufacturing cost. This increases the number of potential applications such as weaving the chip into the lapel of every military uniform, which provides local and potentially networked chemical sensing at the individual troop level.

Software Reprogrammable Sensor

Most competing sensors are designed to detect a narrow set of substances and cannot be reprogrammed once deployed, thereby limiting their scope of use. To update a deployed sensor, additional costs are incurred due to the need to physically replace sensor modules that detect substances other than the ones they were originally intended to detect. The Owlstone sensor solves this problem through the modularity of the components that comprise its sensing system. The separation of the detector hardware from the software application containing the “intelligence” to distinguish chemical signatures allows the Owlstone sensor system to be reprogrammed without having to replace hardware. Whether the sensor is programmed to detect benzene or sarin, the underlying hardware remains the same; when coupled with a wireless device, the sensor can be updated remotely at the direction of the end user. This enables an installed base of Owlstone sensors to be remotely reprogrammed to detect additional substances or even new substances not yet developed. Given today’s dynamic terrorist threats, the ability to quickly and cost-effectively adapt to new hazards will be invaluable for applications, such as in mass transportation systems. In comparison to competing technologies, the Owlstone sensor allows for the specialization and mass production of a single set of hardware devices for use across the spectrum of applications. Owlstone’s approach creates a significant time-to-market advantage for new product creation: as new products or applications are desired, the fundamental hardware remains the same, thereby eliminating the need for customization of manufacturing.

Vast Reduction in False-Positives

A major problem with most existing detection systems is their cross-sensitivity to background interferants, which leads to false-positives. False-positives resulting from seemingly normal background interferants, such as perfumes, result in unnecessary and costly responses. The Owlstone sensor offers significant selectivity advantages over other micro-sensors currently being utilized by providing a more detailed chemical fingerprint, thereby resulting in a higher degree of confidence in the chemical identification process and a lower false-positive rate. In addition, a distributed network provides more points of analysis and further reduces spurious responses. Owlstone has focused on certain development partnerships focused on bringing to market chemical sensing devices for gases like benzene and formaldehyde, known as volatile organic compounds, or VOCs, at detection levels many times more sensitive than other technologies with much lower corresponding false-positive rates. These features of the Owlstone sensor enable applications where false-positive rates must be minimized. For example, it allows the deployment of sensors to mass transit systems and government buildings where common interferants are difficult to predict or control and currently result in disruptions in operations.

Owlstone’s Products

Owlstone is currently marketing its flagship chemical sensing product, Lonestar, and has partnered with various organizations to develop additional products based on its technology. Owlstone’s Lonestar product is a fully functional unit for certain applications in industrial markets as well as a test platform for partners providing a fully integrated and deployable chemical detection system. Lonestar was launched in July 2007, and Owlstone has shipped multiple units to end-users under various contract and purchase arrangements. In addition to Owlstone’s core Lonestar product, Owlstone also offers three other products, including OVG-4, ADS and a FAIMS mass spectrometer interface.  OVG-4 is a system for generating trace concentration levels of chemicals and calibration gas standards for the purpose of testing and calibrating Owlstone and other sensor systems in both laboratory and field deployment.  ADS is the internal name for a simplified ion mobility device that can identify both type and concentration of target gases while retaining a small form factor, low power footprint, and simple functionality.  The FAIMS mass spectrometer interface is a product developed by Owlstone that provides the opportunity for users to integrate Owlstone’s core microchip sensor with existing mass spectrometers, the “gold standard” chemical detection analytical tool.

  Industry Overview

The market for chemical sensors worldwide is expected to reach $17.28 billion by the year 2015, according to Global Industry Analysts, Inc.  There are significant trends driving the demand for improved technologies within the chemical sensing market, including substantial government and private sector investment in the military & homeland security market, increased regulatory emphasis on safety, and the enactment of increasingly stringent environmental regulations.

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

 Owlstone’s initial focus is in the military & homeland security and industrial process control markets for chemical sensing. Additional markets for potential growth include health & safety and medical device applications, all of which Owlstone intends to pursue as its sensor technology gains momentum in its initial markets.

Military & Homeland Security Market

The military & homeland security market has specific needs for comprehensive integrated chemical sensing devices. Sensor technologies in the military & homeland security market are commonly categorized by their end use application, falling within either the detection of chemicals, biologicals, radiation, nuclear or explosives, which are referred to as CBRNE. Owlstone is principally focused on the explosive and chemical sensor technologies.

 The most mature market within CBRNE is the explosives market, which has wide acceptance and deployment across government and civilian entities. Ion Mobility Spectrometry, or IMS, has heretofore been the technology of choice for explosives because of its significant sensitivity to defined explosive threats. However, IMS-based technologies are bulky, costly and unreliable.

 Chemical sensing, while showing the greatest potential and garnering much of the attention in military & homeland security markets, has primarily been the domain of the military and first responders, leaving the general public and most government facilities unprotected. The chemical sensing market consists of three major segments: worn, handheld and 24/7 monitoring.

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

•
Handheld Sensors: The handheld sensor market is predominately driven by the use of chemical detection systems within first responders and the military. A mature marketplace with tens of thousands of systems currently deployed, opportunities are currently driven by the naturally occurring replacement cycle and the introduction of improved systems for use in mobile applications. The push for improved solutions will be increasingly driven by the integration of multiple technologies (e.g., photoionization detector and chemical detection) rather than the individual improvement of one detection technique. By combining chemical detection with an existing, established and standard first response instrument, Owlstone has the opportunity to redefine the handheld systems currently in this market and create an immediate replacement cycle opportunity.

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

Industrial Market

The industrial market is divided into process control and health & safety applications.

•
Process Control: Process control involves the monitoring of manufacturing processes to ensure quality control and consistency in manufacturing operations. For example, chemical sensors can be used by pharmaceutical, food processing and petrochemical companies to monitor manufacturing processes and react when inconsistencies are identified. In certain markets, there is an absence of detection-based process control sensors providing continuous information on chemical presence and composition. As a result of sample collection limitations, existing technologies do not offer real-time, continuous monitoring of process control and instead offer only a single “point-in-time” analysis. In-line monitoring provides companies with continuous quality control, thereby allowing users to immediately identify and rectify deviations from the intended process and save companies time and money. Owlstone’s sensor is uniquely positioned to capitalize on these challenges through its flexible deployment and selectivity characteristics.

•
Health and Safety: Health and safety detection systems are intended to protect personnel occupying industrial facilities from hazardous chemicals. There is a known deficiency with existing sensors in industrial environments with respect to the simultaneous detection of multiple gases and the detection and concurrent identification of specific substances (e.g., benzene). Owlstone’s sensor has been demonstrated to detect a range of volatile organic compounds, including benzene, and has done so in the presence of complex mixtures and common interferants.

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

            The increasing emphasis on indoor air quality from government regulators and other organizations is leading to a need for innovative air quality monitoring equipment. There are a number of chemicals that can be present in domestic and office air which are damaging to health, including volatile organic compounds. While existing chemical sensors are capable of detecting volatile organic compounds, they are generally unable to differentiate between different chemicals and, therefore, cannot discriminate between harmful and harmless volatile organic compounds.

 As a result of limitations of existing technology solutions, there are several current market needs that cannot be met and demand a new approach to chemical sensing.

Benefits of Owlstone’s Sensor

While the market for chemical sensing has been defined by existing technologies, Owlstone believes that the overall chemical sensing market will grow due to the availability of novel sensing products such as those that Owlstone is developing.  Owlstone’s proprietary design and use of Field Asymmetric Ion Mobility Spectrometry, or FAIMS, enables its chemical sensor to be brought to the sample, an approach that existing technologies do not permit due to size limitations. Owlstone’s flexibility in deployment enhances the ability to utilize networked sensor systems within environments where it is difficult to obtain a proper sample for analysis.

The following outlines the combination of features that distinguish Owlstone’s technologies from the competition:

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

•
Customizable and Reprogrammable: Because Owlstone’s technology relies on programmable intelligence rather than pre-functionalization, it is easily customized through software updates and can be dynamically reprogrammed remotely for new target applications even after commissioning.

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

•
Low Power: Integration onto a chip leads to low power consumption, which allows for battery operation. The “instant on” capability of Owlstone’s sensor means that it can be quickly cycled on and off to maximize battery lifetime.

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

•	Durable: A semi-permeable membrane on the sensor excludes dust and dirt and allows continued operation in environments with high traffic, humidity or contamination.
•	Long Life: There are no degradable materials used in manufacturing Owlstone’s sensor that would otherwise limit the lifetime of the sensor, thereby reducing overall maintenance costs.

Owlstone’s chemical sensing technology can be used wherever there is the need for a highly sensitive and selective method of detection. In addition, Owlstone’s low power requirements and potential for miniaturization and cost optimization creates further advantage and separation as compared to other available solutions.  The following outlines potential applications of Owlstone’s sensors in various markets. While Owlstone’s initial focus is on the homeland defense and industrial markets, Owlstone believes that there is significant growth potential within these markets for novel deployments of chemical sensors.

Owlstone’s Technology

Hardware Component

Owlstone’s microchip sensor sits at the center of each of its products. It enables quicker and more accurate chemical detection and analysis. The sensor has the ability to measure the presence, absence or concentration of chemicals accurately, rapidly and continuously for real-time analysis at the point of need. The silicon sensor can be tuned to detect a wide range of airborne or dissolved chemical agents in extremely small quantities. It works by using a proprietary form of Field Asymmetric Ion Mobility Spectrometry, or FAIMS, which is a sensitive and proven method of trace detection in which a chemical fingerprint is generated for each threat and is identified and classified using software. FAIMS is the evolution of IMS, which is the current method of choice for the detection of chemical warfare agents and explosives in the field.

 In addition to Owlstone’s proprietary use of FAIMS, the Owlstone microchip chemical detection technology differs from previous generations of instrumentation in that micro- and nano-fabrication methods are used to integrate the spectrometer onto a silicon microchip. This leads to the following advantages: reduced size, lower cost, lower power consumption, and unprecedented performance-to-size ratio. Because standard semiconductor fabrication methods are used, parts can be mass produced at low cost, opening up opportunities for many exciting new applications for chemical detection such as mass deployment of sensors in “distributed network” configurations for military & homeland security and industrial applications.

 Unlike other miniature chemical sensor technologies that use pre-functionalization, Owlstone’s technology does not rely on exotic materials that must be custom-engineered for each application and degrade over time. Owlstone’s sensor is easily customized to each application through software updates and can be dynamically reprogrammed for new signatures even after deployment. In addition, the use of chemically inert materials ensures a long shelf life.

Software Component

Owlstone’s technology relies on software intelligence to analyze the chemical fingerprint detected by the spectrometer on the microchip. The technology does not require pre-functionalization, a common requirement of other sensor technologies where the actual sensor is built only to detect a single substance. The sensor is a platform technology that can be used for many applications in many markets. It is adapted to each use through software rather than hardware changes. Thus, the core of the system remains the same between applications, but the software programmed into the device is different, thereby making it easy and quick to redevelop for new products in new markets. Owlstone’s products can be updated for new chemical targets even after deployment in the field through software updates.

Because Owlstone’s technology uses multiple parameters to generate a spectrum, the resultant spectra, or fingerprints, are rich in information and allow a more accurate readout. Owlstone’s technology can generate multidimensional spectroscopic images for analysis by using powerful image processing algorithms.

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

Intellectual Property

Owlstone’s ability to successfully commercialize its products and technologies is significantly enhanced by its ability to secure strong intellectual property rights--generally patents--covering these products and technologies. The development and protection of intellectual property and proprietary technology is a key priority in Owlstone’s current and ongoing activities. As of March 31, 2010, Owlstone had been issued five U.S. patents and notices of allowance had been received from the United States Patent and Trademark Office indicating two others would be granted. As of March 31, 2010, they had five additional patent applications submitted to and awaiting response from the United States Patent and Trademark Office. In addition, seven of Owlstone’s patent applications were pending with European patent offices. Lastly, three of Owlstone’s applications were pending in other jurisdictions--one of which had resulted in patents issued in other jurisdictions.

Government Approvals and Regulation

In order to test, manufacture, distribute and market products for commercial use, Owlstone may need to satisfy mandatory procedures, licensing and safety and effectiveness standards established by its customers, including various regulatory bodies. Any adverse event, either before or after approval, can result in product liability claims against Owlstone, which could significantly and adversely impact its business, and our results of operations and the value of our holdings in Owlstone, which affects the value of our common stock.  Owlstone does not expect that any existing or probable government regulations will have any significant effect on its business.

Environmental Laws

Compliance with federal, state, local and foreign environmental laws does not involve significant costs or effects on Owlstone’s business.

Corporate History

We were originally formed as Colorado Gold & Silver, Inc., a Colorado corporation, on March 3, 1980. On October 1, 2004, we acquired all of the issued and outstanding common stock of Advance Nanotech Holdings, Inc. and changed our name to “Advance Nanotech Inc.”  On June 19, 2006, we merged with and into our wholly-owned subsidiary, Advance Nanotech, Inc., a Delaware corporation, in order to reincorporate in the State of Delaware.

On September 4, 2008, pursuant to an exchange agreement dated as of December 19, 2007 (as amended, the “Exchange Agreement”) between the Company and certain stockholders of Owlstone, the Company (i) issued 13,291,039 shares of its common stock in exchange for Owlstone shares and (ii) granted to the employees of Owlstone options to purchase in the aggregate 11,000,000 shares of common stock for $0.25 per share in exchange for the cancellation of Owlstone options outstanding and the right to acquire further Owlstone option grants.  The Company is also obligated under the Exchange Agreement (i) to issue in the aggregate 10,000,000 shares of restricted stock with a vesting schedule still to be determined and (ii) to offer to acquire additional shares of Owlstone for in the aggregate up to 16,511,760 shares of our common stock and warrants to purchase 9,448,881 additional shares of our common stock for $0.30 per share.

In November and December 2009, Owlstone issued 19,580,731 shares of its common stock thereby reducing the Company’s ownership interest from 82.17% to 37.81%.  As such, the Company deconsolidated Owlstone as of October 2009, the date a controlling financial interest was lost.  Operations and cash flow of Owlstone for the current period of control (from January 1, 2009 through October 31, 2009), year ended December 31, 2008 and from date of acquisition of Owlstone Nanotech, Inc. through October 31, 2009 have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities (prior years) related thereto have been segregated as discontinued operations.  On January 19, 2010, Owlstone issued 3,283,338 additional shares of its common stock thereby reducing the Company’s ownership interest from 37.81% to 35.0%.

During the year ended December 31, 2009, the Company dissolved the following inactive subsidiaries:

•	Advance Nanotech Limited
•	Nanofed Limited
•	Cambridge Nanotechnology Limited
•	Bio-Nano Sensium Limited
•	Nano Solutions Limited
•	Advance Display Technologies plc
•	Advance Homeland Security plc
•	Advance Nanotech (Singapore) Pte Ltd.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this annual report.

Employees

The Company has no full or part-time employees.  The Company has entered into non-employee independent contractor service agreements with approximately four independent consultants to provide legal, accounting and administrative services for the Company.  As of April 13, 2010, Owlstone had 38 employees.

ITEM 1A. RISK FACTORS.

We are a company with no operating assets.  Our principal asset is an approximate 35% non-controlling ownership interest in Owlstone, a development stage company with only limited historical operations. We urge you to consider our prospects in light of the risks, expenses and difficulties frequently encountered by entities like ours and like Owlstone at similar stages of development.

The following is a summary of certain risks we face, but they are not our only risks.  Additional risks of which we are not presently aware or that we currently believe are immaterial may also harm our business and results of operations. The trading price of our common stock could decline due to the occurrence of any of these risks, and investors could lose all or part of their investment. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in our other filings with the Securities and Exchange Commission.

CERTAIN RISK FACTORS RELATING TO OUR OWNERSHIP OF A NON-CONTROLLING INTEREST IN OWLSTONE

Except for its ownership interest in Owlstone, Advance Nanotech has no assets, revenues or operations.

Substantially all of Advance Nanotech’s assets consist of its 35% non-controlling ownership interest in Owlstone.  Advance Nanotech has no revenues or operations other than those attributed to its ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company, which Advance Nanotech anticipates funding primarily with accounts receivable due from Owlstone and existing available cash.  The incurrence of expenditures beyond existing cash and other resources could have a material adverse impact on Advance Nanotech’s operations, financial condition and cash flows.

We have $7,420,950 in indebtedness coming due and limited methods by which to repay it.

Our 8% senior secured convertible notes (the “Notes”) come due in December of 2010 with respect to $3,750,158 in principal amount and in 2011 with respect to an additional $3,670,792 in principal amount.  We do not have the cash or other assets to repay the Notes.  Our only significant asset is our shares in Owlstone and the value of those shares, based on the price recently paid by private investors in Owlstone, is less than the principal amount of the indebtedness.  Furthermore, our Owlstone shares have been pledged as security for the payment of the Notes.  Without a substantial increase in the value of the Owlstone shares, we deem it unlikely that a lender would be willing to lend us the funds needed to repay the Notes.  Accordingly, if we are unable to negotiate an extension of the maturity of the Notes or otherwise come to terms with the holders of the Notes acceptable to the Company, we may have to seek protection from creditors under the bankruptcy laws.  If so, the prospects for the Company and its stockholders will be severely limited.

Substantially all of our economic value is derived from our ownership of only a non-controlling interest in Owlstone.

Advance Nanotech does not have a controlling interest in Owlstone. Advance Nanotech does not have control of the board of directors of Owlstone, nor does it share common management with Owlstone.  As such, Owlstone could make business decisions without Advance Nanotech’s consent and that could impair the economic value of Advance Nanotech’s investment in that entity.  Any such diminution in the value of the Owlstone investment could have an adverse impact on our business, results of operations, financial condition and prospects.

Advance Nanotech and Owlstone are no longer consolidated for financial reporting purposes.

The financial statements of Advance Nanotech and Owlstone have historically been consolidated.  Advance Nanotech and Owlstone are no longer being consolidated for financial reporting purposes.  Owlstone is a privately held company with no obligation to report its financial results.  As such, investors in Advance Nanotech may have limited financial information available to them regarding Owlstone in order to make investment decisions.

We may be classified as an inadvertent investment company.

The Investment Company Act of 1940 (the "ICA") regulates the activities of an entity which is deemed to be an ''investment company" under the ICA. The regulations are extensive and, among other things, impose a restriction on the types of businesses an investment company can engage in, impose reporting requirements, limit leverage and affiliate transactions and impose limitations on capital structure and dividend paying ability. An unregistered investment company is prohibited by the ICA from engaging in any business in interstate commerce.

            Under the ICA, an entity is generally deemed to be an investment company if the value of its investment securities (excluding securities of majority-owned subsidiaries) exceeds 40% of the value of such issuer's total assets (exclusive of government securities and cash). Since our interest in Owlstone comprises substantially all of the assets of Advance Nanotech, we may be deemed to be an 'inadvertent' investment company under the ICA, even though we are not engaged in the business of investing, reinvesting or trading in securities and we do not hold ourselves out as being engaged in those activities.

            We intend to seek an order from the SEC which will exempt us from being characterized as an investment company or we expect to receive an opinion of counsel that the Company is not an “investment company” within the meaning of said term as used in the ICA.  There can be no assurance that such an order will be forthcoming from the SEC or that we receive an opinion from our legal counsel on a timely basis. If an exempt order or legal opinion is not issued, our business will be materially and adversely impacted.

Advance Nanotech and Owlstone will not be able to file a consolidated United States Tax Return and the Net Operating Loss Carryforwards (“NOL”) will be limited.

Advance Nanotech’s ownership of Owlstone is below the requisite threshold of 80% in order for the two entities to file a consolidated U.S. tax return. The NOLs attributable to Advance Nanotech and Owlstone are approximately $11 million and $5 million, respectively.

Despite current indebtedness levels, Advance Nanotech may still be able to incur $3,000,000 of additional debt. This could further exacerbate the risks associated with our substantial leverage.

Our loan documents allow us to incur $3,000,000 of additional indebtedness. If new debt were to be added to our current debt levels, the related risks that we now face could adversely affect our ability to satisfy our debt obligations in the future.

Our prospects are substantially dependent on the success of Owlstone.

Our only significant asset is our shares in Owlstone and our prospects are substantially dependent on the success of Owlstone.  Owlstone is a development stage company that has not yet achieved profitability.  It faces all of the risks inherent in the establishment of a new business venture including having access to necessary capital, gaining commercial acceptance of new products utilizing a new technology, dependence on third-party suppliers and difficulties in establishing and protecting its patent position.  If Owlstone fails to achieve and maintain profitability, the value of the Owlstone shares we hold and our prospects generally will be severely limited.

Owlstone may need to raise additional capital in the near future, and, if Owlstone is unable to secure adequate funds on acceptable terms, Owlstone may be unable to support its business plan and be required to suspend operations.

Owlstone may need to raise additional capital in the near-term, and may seek to do so by conducting one or more private placements of equity securities, selling additional securities in a registered public offering, or through a combination of one or more of such financing alternatives. There can be no assurance that any additional capital resources will be available to Owlstone as and when required, or on terms that will be acceptable. If Owlstone is unable to raise the capital required on a timely basis, it may not be able to fund its research projects and the development. In such event, Owlstone may be required to suspend its plan of operations. Moreover, even if the necessary funding is available to Owlstone, the issuance of additional securities would dilute the equity interests of Owlstone’s existing stockholders, including Advance Nanotech, perhaps substantially.

Owlstone has not generated significant revenue in the past and has not been profitable historically.

Since inception, Owlstone has generated revenue of $6,826,217 through December 31, 2009. Given its strategy of developing unproven technologies in the chemical detection business, it does not expect to realize significant revenue from operations and achieve profitability before the end of 2010.  Any delays beyond the expected development periods for its technologies would prolong, and could increase the level of, its operating losses and negative operating cash flow. Many factors (including factors beyond its control) could result in a disparity between liquidity sources and cash needs, including those discussed below.

Owlstone is a development stage company, and its success is subject to the substantial risks inherent in the establishment of a new business venture.

Owlstone’s business and operations should be considered to be in the development stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, its intended business and operations may not prove to be successful in the near future, if at all. Any future success that it might enjoy will depend upon many factors, many of which may be beyond its control, or which cannot be predicted at this time. Owlstone may encounter unforeseen difficulties or delays in the implementation of its plan of operations, which could have a material adverse effect upon its financial condition, business prospects and operations and the value of an investment in Advance Nanotech common stock.

There is no public market for our Owlstone shares and we would be limited in our ability to liquidate our Owlstone interest.

There is no public market for our Owlstone shares and no market is expected to develop in the near future.  If we have to liquidate our interest in Owlstone, we may have difficulty finding a buyer and may have to sell at a discount from any value based on traditional valuation methods.

CERTAIN RISK FACTORS RELATING TO OUR COMMON STOCK

The market for our common stock is limited, and you may not be able to sell the shares of our common stock that you hold.

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

Stockholder ownership interest in us may be substantially diluted as a result of the sale or issuance of additional securities pursuant to existing commitments.

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

            As of December 31, 2009, we had 60,613,314 shares of common stock issued and outstanding. We had also issued warrants to purchase approximately 23,000,000 shares of our common stock and notes convertible into approximately 29,684,000 shares of our common stock.  In addition, we have 37,138,024 shares reserved for issuance upon the grant of restricted stock or the exercise of options outstanding or to be granted under the Company’s 2008 Equity Incentive Plan.  If all of these shares are issued and if all of our options and warrants currently outstanding and anticipated to be issued are exercised in full, the number of our outstanding shares of common stock would increase from approximately 60,613,314 as of December 31, 2009 to approximately 150,000,000, with approximately 50,000,000 authorized common shares remaining available to be issued under our certificate of incorporation.

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

            We will not distribute any cash to our stockholders until and unless we can develop sufficient funds to meet our ongoing needs. As a result, your only opportunity to achieve a return on your investment in us will be if the market price of our common stock appreciates and you sell your shares at a profit. The future market price for our common stock may never exceed the price that you pay for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.   PROPERTIES.

         We do not own any interest in real property.  We lease 2,450 square feet of office space in Montebello, New York for our corporate headquarters, the majority of which is subleased on a month-to-month basis to Owlstone.  We believe that our leased space is adequate to meet our business needs for the foreseeable future and that, if such space were to become unavailable, we would be able to acquire other space that would be adequate for our business needs at comparable rent.

  ITEM 3. LEGAL PROCEEDINGS.

On February 16, 2010, Alpha Capital Anstalt, one of the holders of the Company’s 8% Senior Secured Convertible Notes, instituted a lawsuit in the Supreme Court of the State of New York against Advance Nanotech and Owlstone claiming that Owlstone’s issuance and sale of its common stock in November of 2009 constituted a breach of the Company’s covenants contained in the subscription agreement between the Company and the plaintiff.  The lawsuit seeks unspecified monetary damages, a declaratory judgment, a permanent injunction, punitive damages, costs and interest.  The Company believes there is no merit to the case.

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

	Year Ended December 31,
	2009		2008
	High	Low	High	Low
1st Quarter	0.19	0.06	0.29	0.14
2nd Quarter	0.25	0.10	0.30	0.14
3rd Quarter	0.16	0.07	0.28	0.13
4th Quarter	0.14	0.03	0.18	0.06

Holders

As of April 11, 2010, an aggregate of 66,300,449 shares of our common stock were issued and outstanding and were owned by approximately 2,406 holders of record, based on information provided by our transfer agent, Computershare Trust Company.

Dividends

The Company has never paid dividends on its common stock and does not anticipate doing so in the foreseeable future.

Sales of Unregistered Securities

None.

Repurchases of Equity Securities

We did not repurchase any shares of our common stock during fiscal 2009 or fiscal 2008.

Information Regarding Equity Compensation Plans

EQUITYINCENTIVE PLAN INFORMATION

Our 2008 Equity Incentive Plan (the “Plan”) provides for the grant to directors, employees and consultants of stock options, restricted stock, performance awards and other stock-based incentive compensation.  The Plan has not been approved by the Company’s stockholders. Our Board adopted the Plan on September 23, 2008.

We have reserved 37,138,024 shares of our common stock for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of our common stock or options to purchase common stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board of Directors is the administrator of the Plan.  The Compensation Committee will be responsible for recommendations to the Board of Directors for final approval of all grants made under the Plan.

The following table provides certain information as of December 31, 2009, with respect to the Plan, the Company’s only equity compensation plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	11,601,331	$0.30	25,536,694

Total	11,601,331		25,536,694

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc..

Overview and Plan of Operations

Our efforts are principally focused on assisting in the development of Owlstone, our principal asset, in which we own a non-controlling interest of 35.0%.  Owlstone’s efforts are principally focused on the development of chemical sensing products using its proprietary technology.

Liquidity and Capital Resources

Cash Flows

Our operations have not historically generated positive cash flow.  The Company has been in the development stage since its inception (August 17, 2004), has sustained losses and has used capital raised from the issuance of stock and convertible debt to fund its operations. Continuation of the Company as a going concern is dependent upon establishing and achieving profitable operations. The Company expects to continue to incur losses until it can generate sufficient revenue from its asset base. Until then, the Company’s operations will require additional funds (See Note 2 Going Concern section).

At December 31, 2009, the Company had a total of approximately $4,473 of cash and cash equivalents, and an intercompany receivable from Owlstone of approximately $517,000, which was subsequently repaid in February 2010. Based upon the Company’s current cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds, or finding a suitable merger candidate. The Company is presently pursuing various options to generate additional funds, including, among others, financing on a senior secured basis and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through these means or obtain additional financing  through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

Our 8% senior secured convertible notes (the “Notes”) come due in December of 2010 with respect to $3,750,158 in principal amount and in 2011 with respect to an additional $3,670,792 in principal amount.  We do not have the cash or other assets to repay the Notes.  Our only significant asset is our shares in Owlstone and the value of those shares, based on the price recently paid by private investors in Owlstone, is less than the principal amount of the indebtedness.  Furthermore, our Owlstone shares have been pledged as security for the payment of the Notes.  Without a substantial increase in the value of the Owlstone shares, we deem it unlikely that a lender would be willing to lend us the funds needed to repay the Notes.  Accordingly, if we are unable to negotiate an extension of the maturity of the Notes or otherwise come to terms with the holders of the Notes acceptable to the Company, we may have to seek protection from creditors under the bankruptcy laws.  If so, the prospects for the Company and its stockholders will be severely limited.

The Company is actively exploring various debt and equity financing transactions. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

Debt Obligations

In a series of transactions on December 19th and 21st of 2007 and February 15th and September 4th of 2008, we issued and sold our 8% senior secured convertible notes (the “Notes”) in the aggregate principal amount of $7,846,000 and warrants (the “Warrants”) to purchase in the aggregate 15,692,000 shares of our common stock, par value $.001 per share (the “Common Stock”) for $.30 per share.  The Notes mature on the date that is three years from the date of issuance and are convertible into shares of Common Stock at a price of $0.25 per share. The Notes constitute our senior indebtedness and provide that we cannot incur other indebtedness (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) without the consent of the Note holders. The notes are secured by all of tangible and intangible assets including the equity interests in our subsidiaries. The Warrants are exercisable for a period of five years from the date of issuance.  The Notes and Warrants are subject to “full ratchet” anti-dilution provisions calling for repricing in the event the Company sells any shares at a price less than the conversion price of the Notes or the exercise price of the Warrants.

In connection with the issuance and sale of the Notes and Warrants, the Company paid to certain placement agents in the aggregate approximately $600,000 in cash.  The Company issued warrants to purchase in the aggregate 2,342,000 shares of Common Stock for $0.30 per share.  The warrants are exercisable for a period of five years from the date of issuance.

The Company was obligated to pay to the holders of the Notes a penalty of $88,219 for failure to secure within prescribed time limits registration of the shares issuable upon conversion of the Notes and the exercise of the Warrants with the Securities and Exchange Commission.

As of December 31, 2009, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.32%, the contractual life of 2.97-3.75 years and volatility of 172.57%.  In accordance with Accounting Standards Codification subtopic 815-40, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of 1,455,545 was recorded as a liability. The Company recognized a non-cash gain of $1,695,464 for this revaluation for the year ending December 31, 2009, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

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

Results of Operations

            In November and December 2009, Owlstone sold shares of its common stock in private placements reducing the Company’s ownership interest from 82.17% to 37.81%.  As such, the Company deconsolidated Owlstone as of October 2009, the date a controlling financial interest was lost.  Operations and cash flow of Owlstone for the current period of control (from January 1, 2009 through October 31, 2009), year ended December 31, 2008 and from date of acquisition of Owlstone through October 31, 2009 have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities (prior years) related thereto have been segregated as discontinued operations.

The Company recognized a gain on re-measurement of investment of subsidiary of $6,746,230 comprised of the difference between the carrying value of the investment in Owlstone and the pro rata fair value of the investment of Owlstone after Owlstone sold shares of its common stock, in accordance with Accounting Standards Codification subtopic 810-10, Consolidation.

Advance Nanotech has no revenues or operations other than those attributed to its non-controlling ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company.

General and administrative expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 were $1,068,972 and $3,119,900, respectively, representing a decrease of $2,050,928, or 66%.   General and administrative expenses for the year ended December 31, 2009 included:

•	a decrease in salaries and benefits of approximately $810,000;
•	a decrease in legal, accounting and consulting fees of approximately $528,000;
•	a decrease in Board of Director fees & shareholder filing fees of approximately $222,000;
•	a decrease in marketing costs of approximately $158,000;
•	a decrease in facilities cost of approximately $145,000;
•	a decrease in insurance, travel & bank fees of approximately $137,000;

The Company recognized a non-cash gain for the year ended December 31, 2009 and for the year ended December 31, 2008 of $1,695,464 and $2,897,452, respectively, for the change in fair value of the warrant liability driven by the decline in the price of the Company’s common stock.

For 2009, other income included recognized non-cash gains from the dissolution of the U.K. subsidiaries of approximately $381,988.  Interest income decreased by $18,578 for the same period in 2009 compared to 2008.  Cash decreased throughout 2009 as a result of the expenses related to being a public company. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the year ended December 31, 2009 and for the year ended December 31, 2008 was $1,470,528 and $535,141, respectively, representing an increase of $935,387 from 2008.  The increase in interest expense correlates to the increase in convertible notes that the Company issued and the corresponding interest expense obligation on those notes.  In addition, the Company recognized a non-cash late registration cost of $438,218 for the year ended December 31, 2009.

The Company had a loss from operations of $1,068,972 for the year ended December 31, 2009, compared to $3,119,900 for the comparable period in 2008, representing a decrease of $2,050,928, or approximately 66%.  The Company had net income from continuing operations of $6,072,908 for the year ended December 31, 2009, compared to net income from continuing operations of $407,587 for the comparable period in 2008, representing an increase of $5,665,321. We had net income of $4,676,833 for the year ended December 31, 2009 compared to a net loss of $4,055,374 for the comparable period in 2008, representing an increase of $8,732,207.  The increase in net income for 2009 is a result of the non-cash gain of $6,746,230 for the re-measurement of investment of Owlstone and the non-cash gain of the warrant liability revaluation of $1,695,464 which is off-set by the losses from discontinued operations of $1,396,076.   Operating expenses decreased by $2,050,928, and the Company had a gain of $166,598 from non-controlling interest related to subsidiaries’ losses for the year ended December 31, 2009. For the twelve months of 2009, the Company had net income from continuing operations of $0.10 cents per share, compared with net income of $0.01 cents per share for the same twelve month period in 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no material off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a)     Evaluation of disclosure controls and procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings.

Subsequent to that evaluation there have been no significant changes in our disclosure controls or procedures or other factors that could significantly affect these controls or procedures after such evaluation.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

(c)     Changes in Internal Control over Financial Reporting

During the period from inception (August 17, 2004) to December 31, 2009 and during the fourth quarter of 2009, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

For additional information required by Item 10 with respect to our executive officers and directors, including our audit committee and audit committee financial experts, procedures by which stockholders may recommend nominees to our board of directors, and compliance with Section 16(a) of the Securities Exchange Act of 1934, see the information set forth under the captions “PROPOSAL 1–ELECTION OF DIRECTORS,” “CORPORATE GOVERNANCE” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” appearing in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

All of our employees, officers and directors are subject to our Code of Business Conduct and Ethics Policy.  The ethics policy meets the code of ethics requirements of the SEC. If any material provisions of our Code of Business Conduct and Ethics Policy are waived for our Principal Executive Officer or senior financial officers, or if any substantive changes are made to our policy as they relate to any director or executive officer, we will disclose that fact on our website within four (4) business days. In addition, any other material amendment of our Code of Business Conduct and Ethics Policy will be so disclosed.

MANAGEMENT

Our directors and executive officers as of April 13, 2010, are as follows:

Name	Age	Positions with the Company
Jon Buttles	35	Principal Executive Officer, Principal Financial Officer & Director
Joseph Peters	52	Director
Peter Rugg	63	Director

Jon Buttles, Principal Executive Officer, Principal Financial Officer & Director

Jon Buttles is the founder and managing partner of Core Equity Group LLC, a financial advisory and strategic consulting firm focused on building, financing and growing emerging technology companies.  Prior to Core Equity Group LLC, Jon was managing director at SBI USA LLC, a boutique investment bank formerly affiliated with SOFTBANK Japan, where he led banking transactions in the public and private banking sectors across a diverse set of industries.  Prior to SBI USA, Jon worked at Monument Advisors Inc, a middle market private equity boutique managing a mezzanine fund and a leveraged buyout fund.  Jon has a strong base of corporate finance experience in technology investment banking, public and private placements, leveraged buy-outs, private equity fund management and mergers and acquisitions.  Jon is a director of Inflect Technologies Limited, a company engaged in development of novel technologies, and a director of Ophthaltec Limited, a company engaged in the business of detection, diagnosis, and treatment of eye disease.

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

Peter Rugg, Director

Mr. Rugg has served as our director since October 2005.  Mr. Rugg, a Senior Partner of Tatum, LLC, an executive services firm, has been employed as a partner of that firm for over five years. Mr. Rugg has more than 30 years of diversified business experience with special competence in capital structure, and creative financing alternatives and general management of small and medium sized companies. Prior to Tatum, Mr. Rugg was Senior Vice President and Chief Financial Officer of Triton Energy, a NYSE listed international oil and gas exploration and development company that was subsequently sold to Amerada Hess. Before that he had a 23 year career in corporate finance with JP Morgan. Over his long career, he has managed public company financial reporting, investor relations, tax compliance and audit, budget and planning, and information technology systems, human resources, operations, and business development.  Mr. Rugg also serves as a director of Celsia Technologies, Inc. (CLST, PK) since July 2005. He sits on several private and non-profit boards.

ITEM 11. EXECUTIVE COMPENSATION.

For information required by Item  11 with respect to executive compensation, see the information set forth under the captions “EXECUTIVE COMPENSATION” and “CORPORATE GOVERNANCE” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information required by Item 12 with respect to the security ownership of certain beneficial owners and management, see the information set forth under the caption “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

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

We have reserved 37,138,024 shares of our common stock for issuance pursuant to grants under the Plan. Under the Plan, participants may be granted shares of our common stock or options to purchase common stock. The Plan contains provisions allowing net exercise, cashless exercise and a holdback election for taxes payable upon grant of these awards. The Board of Directors is the administrator of the Plan.  The Compensation Committee will be responsible for recommendations to the Board of Directors for final approval of all grants made under the Plan.

Information about our 2008 Equity Incentive Plan information as of December 31, 2009 is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	11,601,331	$0.30	25,536,694

Total	11,601,331	$0.30	25,536,694

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information required by Item 13 with respect to certain relationships and related transactions and the independence of our directors and nominees, see the information set forth under the caption “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

For information required by Item 14 with respect to principal accounting fees and services, see the information set forth under the caption “Proposal 2- RATIFICATION OF THE APPOINTMENT OF Q ACCOUNTANCY CORPORATION AS INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in the 2010 Proxy Statement, which information is incorporated by reference into this Annual Report on Form 10-K.

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
(3) Exhibits

Exhibit No.	Document Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Form 8-K dated February 12, 2007 and filed February 15, 2007).
3.3	Company’s Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K dated June 19, 2006 and filed June 20, 2006).
4.1	Form of Senior Secured Convertible Note (incorporated by reference to Exhibit 4.5 to Form 10-K filed by the Company on March 31, 2008).
4.2
Form of Subscription Agreement, dated December 19 and 21, 2007, between the Company and the subscribers thereto (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).

4.3
Pledge and Security Agreement, dated December 19, 2007, between the Company and Axiom Capital Management, Inc (incorporated by reference to Exhibit 3.1 to Form 10-K filed by the Company on March 31, 2008).

4.4
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

10.1*
Management Services Agreement dated as of February 23, 2010 by and among Core Equity Group LLC, Jon Buttles and the Registrant (incorporated by reference to Exhibit 10.3 to Form 8-K dated and filed by the Company on February 26, 2010).

10.2*
Management Professional Services Agreement dated as of February 23, 2010 by and among Core Equity Group LLC and the Registrant (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed by the Company on February 26, 2010).

10.3*	2008 Equity Incentive Plan and related agreements (incorporated by reference to Exhibit 10.1 to Form 8-K dated and filed by the Company on September 4, 2009).
10.4*	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Form 8-K dated and filed by the Company on September 4, 2009).

Exhibit No.	Document Description
10.5*	Form of Director Compensation and Confidential Information Agreement (incorporated by reference to Exhibit 10.6 to Form 8-K filed by the Company on September 10, 2008).
10.6
Exchange Agreement, dated December 19, 2007, by and among Bret Bader, Mark Brennan, Paul Boyle, Andrew Koehl, David Ruiz-Alonso and the Company (incorporated by reference to Exhibit 2.2 to Form 10-K filed by the Company on March 31, 2008).

10.7	Exchange Agreement Amendment No. 1, dated May 28, 2008, between the Company and the other parties thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed by the Company on May 28, 2008).
10.8
Exchange Agreement Amendment No. 2, dated September 4, 2008, between the Company and the other parties thereto (incorporated by reference to Exhibit 10.4 to Form 8-K filed by the Company on September 10, 2008).

21.1	Subsidiaries of the Registrant (Direct or Indirect)
Owlstone Nanotech, Inc. (a Delaware corporation)
Owlstone Limited (an England, United Kingdom, registered company
23.1 w	Consent of Q Accountancy Corporation
31.1 w	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.
31.2 w	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.
32.1 w	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 w	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
w	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April 2010.

ADVANCE NANOTECH, INC.

/S/ JON BUTTLES
JON BUTTLES PRINCIPAL EXECUTIVE OFFICER

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/S/ JON BUTTLES	Principal Executive officer & Principal Financial Officer	April 15, 2010
Jon Buttles	& Director

/S/ JOSEPH PETERS	Director	April 15, 2010
Joseph Peters

/S/ PETER RUGG	Director	April 15, 2010
Peter Rugg

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm.	F-2

Balance Sheets of Advance Nanotech, Inc. as of December 31, 2009 and 2008.	F-3

Statements of Operations and Comprehensive Loss of Advance Nanotech, Inc. for the year ended December 31, 2009 and 2008 and for the period from August 17, 2004 (inception) through December 31, 2009.	F-4

Statements of Stockholders' Equity (Deficit) of Advance Nanotech, Inc. for the period from August 17, 2004 (inception) through December 31, 2009.	F-5~F-8

Statements of Cash Flows of Advance Nanotech, Inc. for the years ended December 31, 2009 and 2008 and the period from August 17, 2004 (inception) through December 31, 2009.	F-9~F-10

Notes to Financial Statements of Advance Nanotech, Inc.	F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advance Nanotech, Inc.

We have audited the accompanying balance sheet of Advance Nanotech, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (August 17, 2004) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advance Nanotech, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from inception (August 17, 2004) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation

Laguna Niguel, California

April 14, 2010

ADVANCE NANOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$4,473	$32,940
Accounts receivable	43,151	43,055
Accounts receivable, related party	520,264	-
Other receivables	-	23,476
Prepaid and other current assets	27,890	7,230
Current assets of discontinued operations	-	917,698
Total current assets	595,778	1,024,399

Property, plant and equipment, net	4,983	16,711
Property, plant and equipment of discontinued operations, net		265,365

Other assets:
Investments	1,034,966	-
Other assets of discontinued operations	-	569,835

Total assets	$1,635,727	$1,876,310

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$384,939	$507,888
Accrued expenses and other	585,069	273,273
Deferred equity compensation	-	61,001
Capital lease obligation, current portion	5,318	8,561
Current liabilities of discontinued operations	-	1,773,318
Total current liabilities	975,326	2,624,041

Long term debt:
Convertible notes payable	7,420,950	7,600,200
Warrant liability	588,816	1,150,224
Derivative liability	418,357	-
Capital leases, net of current portion	-	5,318
Long term debt of discontinued operations	-	2,305,423

Total liabilities	9,403,449	13,685,206

Stockholders' deficit:
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 60,613,314 and 53,590,459 shares
issued and outstanding as of December 31, 2009 and 2008, respectively	60,613	53,591
Additional paid in capital	22,371,186	17,949,351
Deficit accumulated during development stage	(30,204,650)	(34,881,483)
Accumulated other comprehensive income (loss)	5,129	(1,131,389)
Total Advance Nanotech, Inc. stockholders' deficit	(7,767,722)	(18,009,930)
Non controlling interest	-	6,201,034
Total shareholders' deficit	(7,767,722)	(11,808,896)

Total liabilities and shareholders' deficit	$1,635,727	$1,876,310

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			From Date
			of Inception
			(August 17, 2004)
			Through
	Year ended December 31,		December 31,
	2009	2008	2009
REVENUE:
Product sales	$-	$-	$-
Service sales	-	-	-
Total revenue, net	-	-	-

Cost of sales	-	-	-

Gross margin	-	-	-

Operating expenses:
Research and development	-	-
Selling, general and administrative	1,068,972	3,119,900	24,980,793
Total operating expenses	1,068,972	3,119,900	24,980,793

Loss from operations	(1,068,972)	(3,119,900)	(24,980,793)

Other income (expense)
Interest income	51	18,629	243,031
Grant income	-	-	198,831
Gain on sale of investment	-	-	937,836
Gain on forgiveness of accounts payable and other income	-	171,465	641,393
Gain from investments	6,746,230	-	6,746,230
Other income (expense)	442,284	85,761	1,745,336
Interest expense	(1,470,528)	(535,141)	(2,355,886)
Gain (loss) on change in fair value of warrant liability	1,695,464	2,897,452	13,332,059
Accrued late registration rights cost	(438,218)	(122,303)	(2,885,714)

Net income (loss) before provision for income taxes	5,906,311	(604,037)	(6,377,677)

Income taxes (benefit)	-	-	-

Net income (loss) from continuing operations and non controlling interest	5,906,311	(604,037)	(6,377,677)

Non controlling interest	166,598	1,011,624	5,331,364

Net income from continuing operations	6,072,908	407,587	(1,046,312)

Income (loss) from discontinued operations	(1,396,076)	(4,462,961)	(29,158,338)

NET INCOME ( LOSS) ATTRIBUTABLE TO ADVANCE NANOTECH, INC.	$4,676,833	$(4,055,374)	$(30,204,650)

Net income (loss) per common stock (basic):
Continuing operations	$0.10	$0.01
Discontinued operations	$(0.02)	$(0.11)
Total	$0.08	$(0.10)

Weighted average shares outstanding (basic)	59,819,243	41,224,811

Net income (loss) per common stock (fully diluted):
Continuing operations	$0.07	$0.01
Discontinued operations	$(0.02)	$(0.11)
Total	$0.05	$(0.10)

Weighted average shares outstanding (fully diluted)	89,503,043	41,224,811

Net income (loss)	$4,510,235	$(5,066,998)	$(35,536,015)
Foreign currency gain (loss)	3,380	(330,003)	5,129

Comprehensive loss	4,513,615	(5,397,001)	(35,530,886)
Comprehensive loss attributable to non controlling interest	166,598	1,011,624	5,331,364
Comprehensive loss attributable to Advance Nanotech, Inc.	$4,680,213	$(4,385,377)	$(30,199,521)

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through December 31, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
					Additional	Other	During	Non	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Development	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Initial capitalization	-	$-	200,000	$200	$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	-	-	19,352,778	19,353	(444,353)	-	-	-	(425,000)
Common stock issued at $1.00 per share	-	-	1,500,000	1,500	1,498,500	-	-	-	1,500,000
Sale of common stock	-	-	112,500	112	224,888	-	-	-	225,000
Foreign currency gain						19,828			19,828
Net loss	-	-	-	-	-	-	(1,585,858)	-	(1,585,858)
Balance, December 31, 2004	-	-	21,165,278	21,165	1,278,835	19,828	(1,585,858)	-	(266,030)
Common stock issued in connection with private placement, net of financing costs	-	-	11,666,123	11,667	20,569,193	-	-	-	20,580,860
Common stock issued in connection with late registration rights penalty	-	-	384,943	386	2,324,807	-	-	-	2,325,193
Common stock issued in exchange for warrants exercised cashlessly	-	-	71,549	71	(71)	-	-	-	-
Common stock issued for services rendered	-	-	265,000	265	2,182,235	-	-	-	2,182,500
Fair value of warrant loss	-	-	-	-	(8,739,143)	-	-	-	(8,739,143)
Foreign currency loss						(217,682)			(217,682)
								3,792,860	3,792,860
Net loss	-	-	-	-	-	-	(8,367,182)	-	(8,367,182)
Balance, December 31, 2005	-	$-	33,552,893	$33,554	$17,615,856	$(197,854)	$(9,953,040)	$3,792,860	$11,291,376

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through December 31, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
					Additional	Other	During	Non	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Development	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	33,552,893	$33,554	$17,615,856	$(197,854)	$(9,953,040)	$3,792,860	$11,291,376
Fair value of warrants issued for services	-	-	-	-	157,708	-	-	-	157,708
Common stock issued for services rendered	-	-	95,000	95	88,905	-	-	-	89,000
Common stock issued for compensation	-	-	723,569	723	982,354	-	-	-	983,077
Fair value of vested options issued	-	-	-	-	962,542	-	-	-	962,542
Foreign currency loss	-	-	-	-	-	(282,926)	-	-	(282,926)
								2,703,233	2,703,233
Net loss	-	-	-	-	-	-	(16,228,839)	-	(16,228,839)
Balance, December 31, 2006	-	-	34,371,462	34,372	19,807,365	(480,780)	(26,181,879)	6,496,093	(324,829)
Warrants issued in connection with private placement	-	-	-	-	(2,184,266)	-	-	-	(2,184,266)
Placement costs relating to private placement	-	-	-	-	(567,755)	-	-	-	(567,755)
Common stock issued for services rendered	-	-	1,100,000	1,100	438,900	-	-	-	440,000
Common stock issued for compensation	-	-	1,124,224	1,124	593,946	-	-	-	595,070
Fair value of vested options issued	-	-	-	-	748,901	-	-	-	748,901
Foreign currency loss	-	-	-	-	-	(320,606)	-	-	(320,606)
								358,098	358,098
Net loss	-	-	-	-	-	-	(4,644,230)	-	(4,644,230)
Balance, December 31, 2007	-	$-	36,595,686	$36,596	$18,837,091	$(801,386)	$(30,826,109)	$6,854,191	$(5,899,617)

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through December 31, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
					Additional	Other	During	Non	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Development	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	36,595,686	$36,596	$18,837,091	$(801,386)	$(30,826,109)	$6,854,191	$(5,899,617)
Warrants issued in connection with private placement	-	-	-	-	(1,590,250)	-	-	-	(1,590,250)
Placement costs relating to private placement	-	-	-	-	(896,427)	-	-	-	(896,427)
Common stock issued for services rendered	-	-	89,192	89	11,506	-	-	-	11,595
Fair value of warrants issued for services	-	-	-	-	255,191	-	-	-	255,191
Common stock issued in exchange for convertible notes	-	-	985,888	986	244,814	-	-	-	245,800
Common stock issued in connection with Owlstone Exchange	-	-	13,291,039	13,291	(13,291)	-	-	-	-
Common stock issued exchange for accrued interest	-	-	518,749	519	78,120	-	-	-	78,639
Common stock issued in connection with late registration rights penalty	-	-	364,551	365	87,854	-	-	-	88,219
Common stock issued as compensation	-	-	1,745,354	1,745	219,568	-	-	-	221,313
Fair value of vested options issued	-	-	-	-	715,175	-	-	-	715,175
Foreign currency loss	-	-	-	-	-	(330,003)	-	-	(330,003)
								(653,156)	(653,156)
Net loss	-	-	-	-	-	-	(4,055,374)	-	(4,055,374)
Balance, December 31, 2008	-	$-	53,590,459	$53,591	$17,949,351	$(1,131,389)	$(34,881,483)	$6,201,035	$(11,808,895)

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through December 31, 2009

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
					Additional	Other	During	Non	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Development	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	53,590,459	$53,591	$17,949,351	$(1,131,389)	$(34,881,483)	$6,201,035	$(11,808,895)
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	(1,552,413)	-	-	-	(1,552,413)
Common stock issued for services rendered	-	-	1,136,350	1,136	91,224	-	-	-	92,360
Fair value of warrants issued in connection with private placement	-	-	-	-	336,928	-	-	-	336,928
Placement costs relating to private placement	-	-	-	-	(46,000)	-	-	-	(46,000)
Common stock issued in exchange for convertible notes	-	-	717,000	717	178,533	-	-	-	179,250
Common stock issued in exchange for accrued interest	-	-	4,925,755	4,925	499,102	-	-	-	504,027
Common stock issued as compensation	-	-	243,750	244	13,163	-	-	-	13,406
Foreign currency gain	-	-	-	-	-	3,380	-	-	3,380
Effects of deconsolidation of previously majority owned subsidiary and subsidiary abandonment					4,901,299	1,133,138		(6,034,437)	-
Net income (loss)	-	-	-	-	-	-	4,676,833	(166,598)	4,510,235
Balance December 31, 2009	-	$-	60,613,314	$60,613	$22,371,186	$5,129	$(30,204,650)	$-	$(7,767,722)

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From Date
			of Inception
			(August 17,
			2004) Through
	Year ended December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to continuing operations	$6,072,908	$407,587	$(5,209,802)
Loss from discontinued operations	(1,396,076)	(4,462,961)	(24,994,848)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	84,722	132,353	162,009
Change in fair value of warrant and reset liabilities	(1,695,464)	(2,897,452)	(13,332,059)
Common stock issued for services rendered	92,360	11,595	2,723,095
Common stock issued as compensation	13,407	221,313	1,905,228
Common stock issued for interest on notes	-	78,639	78,639
Common stock issued on conversion of notes	-	245,800	245,800
Fair value of vested options issued to employees	-	715,175	2,426,618
Fair value of warrants issued for services	-	255,191	412,899
Accrued late registration rights penalties	438,218	122,303	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	-	(171,465)	(641,393)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	-	77,557	-
Increase in prepayments and other	(20,660)	(52,883)	-
Decrease (increase) in accounts receivable	20,793	813,867	43,151
Decrease (increase) in inventory	-	(146,704)	-
Decrease (increase) in VAT receivable	-	16,876	-
Increase (decrease) in accounts payable	(448,565)	552,043	384,939
Increase (decrease) in accrued expenses	377,605	132,408	585,069
Decrease in grant income	-	(38,279)	-
Increase(decrease) in deferred equity compensation	(61,001)	(284,267)	-
Net cash provided by (used in) continuing operating activities	3,478,247	(4,271,304)	(33,700,995)
Net cash provided by (used in) discontinued operating activities	902,009	(533,928)	1,076,499
Net cash provided by (used in) operating activities	4,380,256	(4,805,232)	(32,624,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on deconsolidation of subsidiaries	(5,102,644)	-	(5,102,644)
Cash disposed with deconsolidation	(18,646)	-	(18,646)
Purchase of property, plant and equipment	(39,506)	(179,147)	(153,653)
Development of patent technology	(76,666)	(53,322)	(646,501)
Investments	518	-	938,354
Non controlling interest	(166,598)	(653,156)	5,939,912
Net cash (used in) provided by investing activities	(5,403,542)	(885,625)	956,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(8,561)	(21,483)	(30,044)
Proceeds from issuance of common stock, net	-	-	22,321,193
Proceeds from issuance of short term notes	1,300,000	-	1,300,000
Repayments of short term notes	(300,000)	-	(300,000)
Proceeds from issuance of convertible debentures	-	3,857,318	10,151,423
Financing fees from issuance of convertible debentures	-	(896,427)	(1,464,182)
Financing fees on merger shares issued	-	-	(425,000)
Net cash provided by financing activities from continuing operations	991,439	2,939,408	31,553,390
Net cash provided by financing activities of discontinued operations	-	1,246,766	1,246,766
Net cash provided by financing activities	991,439	4,186,174	32,800,156

Effect of exchange rates on cash and cash equivalents	3,380	(330,003)	(1,128,009)

Net increase (decrease) in cash and cash equivalents	(28,467)	(1,834,686)	4,473

Cash and cash equivalents, beginning of period	32,940	1,867,626	-
Cash and cash equivalents, end of period	$4,473	$32,940	$4,473

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			From Date
			of Inception
			(August 17,
			2004) Through
	Year ended December 31,		December 31,
	2009	2008	2009
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes	$-	$357,713	$406,053
Common stock issued for services rendered and compensation	$105,767	$-	$4,628,323
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan/accounts payable/accrual	$504,027	$602,000	$1,310,698
Warrants issued for services	$-	$255,191	$412,899
Warrants issued in connection with private placement	$336,928	$1,590,250	$1,590,250
Conversion of convertible notes payable to common shares	$179,250	$106,300	$245,800

The accompanying notes are an integral part of these financial statements

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

On March 3, 1980, Advance Nanotech, Inc. (the “Company) was incorporated under the laws of the state of Colorado under the name of Colorado Gold & Silver, Inc. subsequently changing its name to Dynamic I-T, Inc. and to Artwork & Beyond, Inc. in January 2004.  On October 1, 2004, the Company acquired all the issued and outstanding common stock of Advance Nanotech Holdings, Inc. in exchange for 99% of the outstanding common stock of the Company and simultaneously changed the Company’s name to Advance Nanotech Inc. (a Colorado corporation).    On June 16, 2006, Advance Nanotech, Inc. (a Colorado corporation) merged into its newly-formed, wholly owned subsidiary, Advance Nanotech, Inc. (a Delaware Corporation) in order to reincorporate under the laws of the state of Delaware.

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to assist its minority-owned subsidiary, Owlstone Nanotech, Inc. (“Owlstone”) in the commercialization of novel chemical sensor products based on its proprietary and innovative gas sensing technology.  To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2009, the Company has accumulated a deficit through its development stage of $30,204,650.

Dissolution of subsidiaries

During the year ended December 31, 2009, the Company dissolved the following inactive subsidiaries:

•	Advance Nanotech, Limited
•	Nanofed Limited
•	Cambridge Nanotechnology Limited
•	Bio-Nano Sensium Limited
•	Nano Solutions Limited
•	Advance Display Technologies plc
•	Advance Homeland Security plc
•	Advance Nanotech (Singapore) Pte Ltd.

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this annual report.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)

Deconsolidation
In November and December 2009, Owlstone Nanotech Inc. (“Owlstone”), a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 37.81%  As such, the Company deconsolidated Owlstone as of October 31, 2009, the date a controlling financial interest was lost.  Operations and cash flow of Owlstone for the current period of control (from January 1, 2009 through October 31, 2009), year ended December 31, 2008 and from date of acquisition of Owlstone through October 31, 2009 have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities (prior years) related thereto have been segregated as discontinued operations.

In accordance with Accounting Standards Codification subtopic 810-10, Consolidation, the Company recognized a gain on re-measurement of investment of subsidiary of $6,746,230 comprised of the difference between the carrying value of the investment in Owlstone Nanotech, Inc and the pro rata fair value of the investment of Owlstone after Owlstone sold shares of its common stock.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current year’s presentation. These reclassifications had no effect on reported income or losses.

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

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)
Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 12 for further discussion regarding fair valuation.

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

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment

Long-Lived Assets

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

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)
Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  The adoption of ASC 740-10 did not have a material impact on the Company’s results of operations or financial condition.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.

For the year ended December 31, 2009 the calculation of fully diluted earnings per share results included 29,683,800 shares issuable upon the conversion of convertible notes.  Other common stock equivalents such as options and warrants were excluded as in the calculation because there either is anti-dilutive or their effect is immaterial.

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

As more fully described in Note 11 below, the Company granted stock options over the years to employees of the Company under its 2008 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase -0- and 1,834,546 shares of common stock during the year ended December 31, 2009 and 2008, respectively, to employees and directors of the Company under the 2008 Equity Incentive Plan.

As of December 31, 2009, there were outstanding employee stock options to purchase 11,601,331 shares of common stock, all shares of which were vested.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)
Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses since inception.

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

Reliance on Key Personnel and Consultants

As of March 31, 2010, the Company has no full-time employees and no part-time employees.  Additionally, there are approximately 4 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these key consultants. The loss of any of the key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)
Foreign Currency Translation

The Company translates the foreign currency financial statements into US Dollars using the year or reporting period end or average exchange rates in accordance with the requirements of Accounting Standards Codification subtopic 830-10, Foreign Currency Matters (“ASC 830-10”). Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive gain (loss) within shareholders’ equity (deficit). Foreign currency transaction gains and losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations.

Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements (continued)

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent Accounting Pronouncements (continued)

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2009, the Company incurred losses from operations of $1,068,972, incurred net losses attributable to common shareholders of $30,204,650 from its inception on August 17, 2004 through December 31, 2009 and used $32,624,496 in cash for operating activities from its inception through December 31, 2009. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to assisting its minority-owned subsidiary, Owlstone, in the development of its products and services.  There can be no assurance that the Company's efforts will be successful, or that those efforts will translate in a beneficial manner to the Company. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Our 8% senior secured convertible notes (the “Notes”) come due in December of 2010 with respect to $3,750,158 in principal amount and in 2011 with respect to an additional $3,670,792 in principal amount.  We do not have the cash or other assets to repay the Notes.  Our only significant asset is our shares in Owlstone and the value of those shares, based on the price recently paid by private investors in Owlstone, is less than the principal amount of the indebtedness.  Furthermore, our Owlstone shares have been pledged as security for the payment of the Notes.  Without a substantial increase in the value of the Owlstone shares, we deem it unlikely that a lender would be willing to lend us the funds needed to repay the Notes.  Accordingly, if we are unable to negotiate an extension of the maturity of the Notes or otherwise come to terms with the holders of the Notes acceptable to the Company, we may have to seek protection from creditors under the bankruptcy laws.  If so, the prospects for the Company and its stockholders will be severely limited.

NOTE 3 - RELATED PARTY RECEIVABLES

Related party receivables are comprised of advances to Owlstone Nanotech, Inc., a former majority-owned subsidiary.  The advances are informal and payable on demand.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 4- PROPERTY AND EQUIPMENT
Property, plant and equipment at December 31, 2009 and 2008 are as follows:

	2009	2008
Computer equipment	$30,840	$30,840
Furniture and fixtures	35,897	35,897
Software	52,415	52,415
Equipment	47,840	47,840
Less: accumulated depreciation	(162,009)	(150,281)
	$4,983	$16,711

The Company uses the straight line method of depreciation over 3 to 5 years. During the years ended December 31, 2009 and 2008, depreciation expense charged to operations was $11,728 and $31,341, respectively.

NOTE 5 – INVESTMENTS

As described in Note 1 above, Owlstone Nanotech, Inc., a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 37.81%.  As such, the Company deconsolidated Owlstone Nanotech, Inc as of October 2009, the date a controlling financial interest was lost.

In accordance with Accounting Standards Codification subtopic 810-10, Consolidation, the Company recognized a gain on re measurement of investment of subsidiary of $6,746,230 comprised of the difference between the carrying value of the investment in Owlstone Nanotech, Inc and the pro rata fair value of the investment after the sale of the subsidiary’s common stock.  The Company accounts for its investment in Owlstone Nanotech, Inc using the equity method of accounting. Component changes in the equity investment of Owlstone Nanotech, Inc. are as follows:

Carrying value of investment of Owlstone Nanotech, Inc. at deconsolidation	$(5,710,746)
Adjustment of investment in Owlstone Nanotech, Inc to fair value at October 31, 2009	6,746,230
Pro rata income (loss) of Owlstone Nanotech, Inc. from November 1, 2009 to December 31, 2009 (equity method)	(518)
Balance, investment in Owlstone Nanotech, Inc.	$1,034,966

The Company did not evaluate for impairment, and the fair value of the equity-method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 6 –ACCRUED EXPENSES

Accrued expenses are comprised of the following as of December 31, 2009 and 2008:

	2009	2008
Board of Directors fees	$222,334	$170,084
Registration rights penalty accrual	472,302	34,084
Discontinued operations accrual (Singapore)	97,011	-
Owlstone loan accrual adjustment	(250,454)	-
Miscellaneous accruals	43,876	69,105
Total	$585,069	$273,273

Registration Rights Liquidated Damages

In private placements of Convertible Notes as described in Note 7 below, the Company issued secured convertible notes and warrants to purchase the Company’s common stock. Pursuant to the terms of a registration rights agreement, the Company agreed to file a registration statement to be declared effective by the SEC for the common stock underlying the notes and warrants in order to permit public resale thereof. The registration rights agreement provided for the payment of liquidated damages if the stipulated registration deadlines were not met. As of December 31, 2009 and 2008, the Company accrued expenses for the potential liquidated damages of $438,218 and $34,084 as other expense in the statement of operations during the years ended December 31, 2009 and 2008, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

In a series of transaction on December 19 and 21, 2007 and February 15 and September 4, 2008, we issued and sold our 8% senior secured convertible notes (the “Notes”) in the aggregate principal amount of $7,846,000 and warrants (the “Warrants”) to purchase in the aggregate 15,692,000 shares of our common stock, par value $.001 per share (the “Common Stock”) for $.30 per share.  The Notes mature on the date that is three years from the date of issuance and are convertible into shares of Common Stock at a price of $0.25 per share. The Notes constitute our senior indebtedness and provide that we can not incur other indebtedness (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) without the consent of the Note holders. The notes are secured by all of tangible and intangible assets including the equity interests in our subsidiaries. The Warrants are exercisable for a period of five years from the date of issuance.  The Notes and Warrants are subject to “full ratchet” anti-dilution provisions calling for repricing in the event the Company sells any shares at a price less than the conversion price of the Notes or the exercise price of the Warrants.

In connection with the issuance and sale of the Notes and Warrants, the Company paid to certain placement agents in the aggregate approximately $600,000 in cash.  The Company issued warrants to purchase in the aggregate 2,342,000 shares of Common Stock for $0.30 per share.  The warrants are exercisable for a period of five years from the date of issuance.

The Company was obligated to pay to the holders of the Notes a penalty of $88,219 for failure to secure within prescribed time limits registration of the shares issuable upon conversion of the Notes and the exercise of the Warrants with the Securities and Exchange Commission.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

As of December 31, 2009, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 2.32%, the contractual life of 2.97-3.75 years and volatility of 172.57%.  In accordance with Accounting Standards Codification subtopic 815-40, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $1,455,545 was recorded as a liability. The Company recognized a non-cash gain of $1,695,464 for this revaluation for the year ending December 31, 2009, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

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

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 8 – WARRANT LIABILITY

As described in Note 7, the Company issued warrants in conjunction with the sale of convertible notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of January 1, 2009.  Subsequent to the reclassification, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

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

The fair values of the warrants of $1,695,464 at September 30, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions: no dividends, a risk-free interest rate of 1.70%, expected volatility of 172.57%, and expected warrant remaining life of between 2.97 to 3.75 years.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 9 – DERIVATIVE LIABLITIY

As described in Note 7, the Company issued convertible notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision of $1,552,413 on January 1, 2009 (the effectiveness of certain provisions of ASC 815-40) using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.88%, expected volatility of 196%, and expected life of 1.97 to 2.67 years. Since the convertible notes contain reset provisions, pursuant to ASC 815-40, the Company has recorded the fair value of the reset provision as a derivative liability. Until expiration of the reset provisions of the convertible notes, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $418,357 at December 31, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	172.57%
Risk free rate:	1.70%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the year ended December 31, 2009, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in a net, non cash, non-operating gain of $1,134,056.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 10 - STOCKHOLDERS' EQUITY

Common stock

On February 12, 2008, the Company increased the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.   At December 31, 2009 and 2008, there were 60,613,314 and 53,590,459 shares of the Company’s $0.001 par value common stock outstanding, respectively.

During 2008, the Company granted 1,834,546 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2008 Plan and certain contractual employment agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $233,000.

During 2009, the Company granted 1,380,100 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2008 Plan and certain contractual employment agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $105,766.

During 2009, the Company issued 717,000 shares of common stock in exchange for convertible notes of $179,250.

During 2009, the Company issued an aggregate of 4,925,755 shares of common stock as payment of accrued interest of $504,027.

Preferred stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of December 31, 2009, there were no shares of preferred stock issued or outstanding.

ADVANCE NANOTECH, INC
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 – OPTIONS, WARRANTS AND STOCK AWARDS

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) and recognized over the related service period.

Warrants

The following tables summarize disclosure information regarding warrants:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	22,030,671	3.63	$0.30	22,030,671	$0.30
0.57	720,815	0.25	0.57	720,815	0.57
0.91	192,502	0.25	0.91	192,502	0.91
2.00	19,300	0.98	2.00	19,300	2.00
2.07	36,232	0.98	2.07	36,232	2.07
Total	22,999,520	3.49	$0.30	22,999,520	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	14,824,174	$0.73
Granted	12,691,317	0.33
Exercised	—	—
Canceled or expired	(6,802,642)	(1.12)
Outstanding at December 31, 2008	20,712,849	0.32
Granted	2,346,671	0.30
Exercised	—	—
Canceled or expired	(60,000)	(1.94)
Outstanding at December 31, 2009	22,999,520	$0.30

During the year ended December 31, 2008, the Company issued 5,494,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.31%, the contractual life of 5 years and volatility of 138%. In accordance with ASC 815, the estimated fair value of the warrants, in the amount of $849,708, was recorded as a liability, with an offsetting charge to additional paid-in capital.

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Warrants (continued)

During the year ended December 31, 2008, 1,650,000 warrants were issued to a consultant for services to be performed in 2008. The warrant valuation for these warrants was estimated using the Black-Scholes option pricing model. The estimated fair value of the warrants was $255,191 which was expensed in 2008.

During the year ended December 31, 2008, the Company issued 2,292,000 investor warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.14%, the contractual life of 5 years and volatility of 149%. In accordance with ASC 815, the estimated fair value of the warrants, in the amount of $366,276, was recorded as a liability, with an offsetting charge to additional paid-in capital.

During the year ended December 31, 2008, the Company issued 2,342,000 placement agent warrants in relation to the 8% Convertible Note offering. The fair value of the warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 4.14%, the contractual life of 5 years and volatility of 149%. In accordance with ASC 815, the estimated fair value of the warrants, in the amount of $374,266, was recorded as a liability, with an offsetting charge to additional paid-in capital.

During the year ended December 31, 2008, the Company had re-priced 913,317 placement agent warrants, relating to the 2005 private placement, to purchase 192,502 shares to a new exercise price of $0.91. The change in exercise did not have a material impact in the fair value of the warrants at the date of repricing.

During the year ended December 31, 2009, the Company issued 1,416,669 bridge investor warrants and 96,667 placement agent warrants in relation to the Senior Secured Note offering.  The fair value of the 1,513,336 warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of between 1.7%-2.84%, the contractual life of 3.0 years and volatility of 227%.

 During the year ended December 31, 2009, the Company issued 833,335 bridge investor warrants in relation to the Bridge Notes offering during the period.  The fair value of the 833,335 warrants issued was estimated using the Black-Scholes option pricing model with the following assumptions:  no dividend yield, risk-free interest rate of between 2.44%, the contractual life between 2.9-3.0 years and volatility of 233%.

Employee Options

On August 28, 2008, the Board of Directors of Advance Nanotech, Inc. adopted the Advance Nanotech, Inc. 2008 Equity Incentive Plan (the "2008 Plan"). The aggregate number of shares of Common Stock that may be issued under the Plan is 40,462,293, and such shares are reserved for issuance out of the authorized but previously unissued Shares. Employees, service providers and non-employee directors of the Company and its affiliates are eligible to receive stock options, restricted stock, performance awards and other stock- or performance-based awards. Incentive stock options may be granted only to employees. The 2008 Plan will continue until the earlier of the termination of the 2008 Plan by the board of directors or ten years after the effective date.

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Employee Options (continued)

The 2008 Plan is currently being administered by the Company's compensation committee made up on two non-executive directors. The compensation committee may determine the specific terms and conditions of all Awards (as defined in the 2008 Plan) granted under the 2008 Plan, including, without limitation, the number of shares subject to each Award, the price to be paid for the shares and the vesting criteria, if any. The compensation committee has discretion to make all determinations necessary or advisable for the administration of the 2008 Plan.

 As of December 31, 2009, there were 25,536,694 shares that had not been issued under the 2008 Plan.

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

The following tables summarize disclosure information regarding stock options:

Exercise Price	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.25	11,340,343	8.77	$0.25	11,340,343	$0.25
2.03	240,000	1.04	2.03	240,000	2.03
3.50	20,000	1.03	3.50	20,000	3.50
60.00	238	2.84	60.00	238	60.00
80.00	250	2.53	80.00	250	80.00
160.00	500	0.67	160.00	500	160.00
Total	11,601,331	8.59	$0.30	11,601,331	$0.30

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Employee Options (continued)

Transactions involving the Company’s option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	1,352,027	$2.29
Granted	11,367,266	0.25
Exercised	—	—
Canceled or expired	(1,096,448)	(1.47)
Outstanding at December 31, 2008	11,622,845	0.39
Granted	—	—
Exercised	—	—
Canceled or expired	(21,514)	(40.64)
Outstanding at December 31, 2009	11,601,331	$0.30
During year ended December 31, 2008, the Company granted an aggregate of 11,367,266 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2008 Plan and certain contractual employment agreements. The grants vested immediately upon grant.

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

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 12- FAIR VALUE ACCOUNTING (continued)

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
Owlstone Investment	$-	$-	$-	$1,034,966
Total	-	-		1,034,966

Liabilities
Warrant liability	(588,816)	-	-	(588,816)
Convertible note derivative liability	(418,357)			(418,357)
Total	$(1,007,173)	$-	$-	$(1,007,173)
(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our financial position or results of operations.

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 13- COMMITMENTS AND CONTINGENCIES

Lease

As of December 31, 2009, the Company had the following lease commitments:
	Operating	Capital
Year ending December 31,	Leases	Leases
2009	49,613	5,460
2010	24,806
2011
2012
Thereafter

Amounts representing interest	-	(142)

Total principal payments	$74,419	$5,318

We do not own any interest in real property.  We lease 2,450 square feet of office space in Montebello, New York for our corporate headquarters, the majority of which is subleased on a month-to-month basis to Owlstone.  We believe that our leased space is adequate to meet our business needs for the foreseeable future and that, if such space were to become unavailable, we would be able to acquire other space that would be adequate for our business needs at comparable rent.

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.

Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of December 31, 2009.

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On February 16, 2010, Alpha Capital Anstalt, one of the holders of the Company’s 8% Senior Secured Convertible Notes, instituted a lawsuit in the Supreme Court of the State of New York against Advance Nanotech and Owlstone claiming that Owlstone’s issuance and sale of its common stock in November of 2009 constituted a breach of the Company’s covenants contained in the subscription agreement between the Company and the plaintiff.  The lawsuit seeks unspecified monetary damages, a declaratory judgment, a permanent injunction, punitive damages, costs and interest.  The Company believes there is no merit to the case.

We are not aware of any other pending or threatened litigation against us that we expect will have a materially adverse effect on our business, financial condition, liquidity, or operating results.

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 14 -INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $30,000,000, expiring in the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Components of deferred tax assets as of December 31, 2009 are as follows:

Non current:
Net operating loss carryforward (@34%)	$10,500,000
Valuation allowance	(10,500,000)
Net deferred tax asset	$—

NOTE 15-LOSS PER SHARE

The following table presents the computation of basic and diluted income (loss) per share:

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008
Income (loss) available for common shareholders	$4,676,833	$(4,055,374)
Basic income (loss) per share-continuing operations	0.10	0.01
Basic income (loss) per share-discontinued operations	(0.02)	(0.11)
Basic income( loss) per share	$0.08	$(0.10)
Weighted average common shares outstanding-basic	59,819,243	41,224,811
Fully diluted income (loss) per share-continuing operations	0.07	0.01
Fully diluted income (loss) per share-discontinued operations	(0.02)	(0.11)
Fully diluted income (loss) per share	$0.05	$(0.10)
Weighted average common shares outstanding-fully diluted	89,503,043	41,224,811

During the year ended December 31, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 16 – DISCONTINUED OPERATIONS

On November 14, 2008, the Company ceased operations of its U.K. subsidiaries as follows:  Advance Display Technologies plc, Advance Nanotech Limited, Nano Solutions Limited, Nanofed Limited, Bio Nano Sensium Limited, Cambridge Nanotechnology Limited and Advance Homeland Security plc. Accordingly, the results of operations of these entities are reported as loss from discontinued operations in the statement of operations, cash flows and balance sheet.  As of December 31, 2009, the above entities were de-incorporated.

In October 2009, the Company’s ownership interest in Owlstone Nanotech, Inc was reduced from 82.17% to 37.81% resulting in the deconsolidation of Owlstone from the Company.  Owlstone represented the remaining operation entity within the previously consolidated group.  Accordingly, the deconsolidation of Owlstone is reported as a discontinued operation in the statement of operations, cash flow and balance sheet.

As of December 31, 2009, the Company de-incorporated Advance Nanotech, Singapore. Accordingly, the results of operations of these entities are reported as loss from discontinued operations in the statement of operations, cash flows and balance sheet.

 The Company does not expect to derive any revenues from the Discontinued Group in the future and does not expect to incur any significant ongoing operating expenses.

NOTE 17 –SUBSEQUENT EVENTS

Subsequent events have been evaluated through April 15, 2010, the date that the financial statements were issued.

On January 19, 2010, the Registrant's minority-owned subsidiary, Owlstone Nanotech Inc ("Owlstone"), raised $512,265 from the issuance and sale of 1,280,667 shares of its common stock, par value $.001 per share (the “Owlstone Common Stock”), for $.40 per share.  Owlstone has raised a total of $3,282,265 since November 25, 2009 from the issuance and sale of shares of the Owlstone Common Stock.

On January 19, 2010, Owlstone also acquired an aggregate of $1,222,500 in principal amount of the Registrants' 8% Convertible Notes in exchange for 2,002,671 shares of the Owlstone Common Stock.  Owlstone has acquired a total of $3,222,500 in principal amount of the Registrants' 8% Convertible Notes.

All of the foregoing transactions were with "accredited investors" within the meaning of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder and were exempt from registration pursuant to Section 4(2) thereof and Rule 506 of Regulation D.

 Prior to the consummation of the transactions described above, the Registrant owned 13,958,449 shares, or 38.13%, of the issued and outstanding shares of the Owlstone Common Stock. Immediately following consummation of such transactions, the Registrant owned 13,958,449 shares, or 34.99%, of the issued and outstanding shares of the Owlstone Common Stock.

Effective February 23, 2010, Bret Bader and Thomas P. Finn resigned as the Registrant’s Chief Executive Officer and Chief Financial Officer, respectively, and the Registrant appointed Jon Buttles as Principal Executive Officer and Principal Financial Officer.  Mr. Buttles, 35, has served as a director of the Registrant since September of 2008.  He is the founder and managing partner of Core Equity Group LLC (“Core Equity”), a financial advisory and strategic consulting firm focused on building, financing and growing emerging technology companies.

Pursuant to a Management Services Agreement dated as of February 23, 2010 by and among Core Equity, Jon Buttles and the Registrant, Core Equity has agreed to provide the services of Mr. Buttles as Principal Executive and Principal Financial Officers of the Registrant and the Registrant has agreed to nominate Mr. Buttles for election to the Registrant’s board of directors by the Registrant’s stockholders and for election as an officer of the Registrant by its board.  The Management Services Agreements calls for monthly compensation of Core Equity of $7,500 in cash and 25,000 shares of the Registrant’s common stock, par value $.001 per share (the “Common Stock”).

ADVANCE NANOTECH, INC.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 17 –SUBSEQUENT EVENTS (continued)

The Registrant has also entered into a Master Professional Services Agreement dated as of February 23, 2010 with Core Equity Group LLC pursuant to which Core Equity Group LLC will provide certain investor relations and advisory services and will receive (i) $5,000 per month in cash, (ii) 250,000 shares of Common Stock, (iii) 500,000 additional shares of Common Stock in the event an agreement, acceptable to the board of directors of the Registrant, is reached with all of the holders of the Company’s 8% Senior Secured Convertible Notes issued and outstanding to settle or convert such Notes or waive anti-dilution and other restrictive provisions in such way as the Company deems satisfactory and (iv) a fee equal to 2% of the value of the Company in the event of a merger or consolidation with Owlstone Nanotech Inc.

Effective March 30, 2010, Advance Nanotech, Inc. engaged Q Accountancy Corporation (“QAC”) as its new principal accountant.   Accordingly, the Registrant dismissed Mendoza Berger & Company, LLP (“Mendoza”) as the Registrant’s principal accountant effective March 30, 2010.  The decision to replace Mendoza with QAC was recommended and approved by the Registrant’s Audit Committee based on qualifications and cost.

The reports of Mendoza on the Registrant’s financial statements for fiscal years 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to the Registrant’s ability to continue as a going concern.  Prior to the date of dismissal of Mendoza, there were no disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mendoza, would have caused it to make reference to the subject matter of the disagreements in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During fiscal years 2008 and 2007 and the subsequent interim period through March 30, 2010 when QAC was engaged as the Registrant’s new independent accountant, neither the Registrant nor anyone on the Registrant’s behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or any matter that was either the subject of a “disagreement” within the meaning of Item 304(a)(1)(iv) of Regulation S-K or a “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

The Registrant has made the contents of the Form 8-K filed on March 8, 2010 available to Mendoza and requested it to furnish a letter to the Securities and Exchange Commission as to whether Mendoza agrees or disagrees with, or wishes to clarify the Registrant’s expression of its views. A copy of such letter is incorporated by reference to Exhibit 16.1 to Form 8-K filed by the Company on March 8, 2010.

On March 1, 2010, Lee J. Cole resigned as a director of the Registrant.   Mr. Cole’s resignation was not the result of any disagreement between him and the Registrant on any matter relating to the Registrant’s operations, policies or practices.

The Registrant’s Board of Directors and its principal executive officer, Jon Buttles, expressed the registrant's gratitude to Mr. Cole for his service to the registrant.