Form 10-K/A
period 2009-12-31
Advance Nanotech, Inc.
filed 2010-04-30
CIK 354699

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

 Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 67,963,502 at April 23, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Advance Nanotech, Inc. (the “Company”) for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission on April 15, 2010, (the “Original Form 10-K”) is solely to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K.

This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any other disclosure contained in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

All of our employees, officers and directors are subject to our Code of Business Conduct and Ethics Policy, which is incorporated by reference to Exhibit 14.1 to Form 10-K filed by the Company on March 31, 2009.  The ethics policy meets the code of ethics requirements of the SEC. If any material provisions of our Code of Business Conduct and Ethics Policy are waived for our Executive Officers or senior financial officers, or if any substantive changes are made to our policy as they relate to any director or executive officer, we will disclose that fact on our website within four (4) business days. In addition, any other material amendment of our Code of Business Conduct and Ethics Policy will be so disclosed.

MANAGEMENT

Our directors and executive officers as of April 23, 2010, are as follows:

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

Pursuant to a Management Services Agreement dated as of February 23, 2010 by and among Core Equity Group LLC (“Core Equity”), Mr. Buttles and the Company, Core Equity has agreed to provide the services of Mr. Buttles as principal executive and principal financial officers of the Company and the Company has agreed to nominate Mr. Buttles for election to the Registrant’s board of directors by the Registrant’s stockholders and for election as an officer of the Registrant by its board.

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

CORPORATE GOVERNANCE

Our Board of Directors is comprised of three members.  The Board of Directors and management are committed to responsible corporate governance for the long-term benefit of our stockholders. Our Board and management review published guidelines and recommendations of institutional stockholder organizations and current best practices of similarly situated public companies. Our Board and management also regularly evaluate and, when appropriate, revise our corporate governance policies and practices in accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules issued by the SEC.

The following six Directors resigned from the Board of Directors in 2009 and early 2010 and subsequently, the Board of Directors voted in favor of reducing the number of members to serve on the Board from nine to three:  Lee J. Cole, Andrew Cosentino, Peter Gammel, Virgil E. Wenger, Joseph Zappulla and Douglas Zorn.

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

•
All of our employees, officers and directors are subject to our Code of Business Conduct and Ethics Policy, which is incorporated by reference to Exhibit 14.1 to Form 10-K filed by the Company on March 31, 2009.  The ethics policy meets the code of ethics requirements of the SEC. If any material provisions of our Code of Business Conduct and Ethics Policy are waived for our Executive Officers or senior financial officers, or if any substantive changes are made to our policy as they relate to any director or executive officer, we will disclose that fact on our website within four (4) business days. In addition, any other material amendment of our Code of Business Conduct and Ethics Policy will be so disclosed.

•
The Audit Committee consists of two non-employee directors: Peter Rugg, who serves as chairman of the committee and Joseph Peters.  Mr. Rugg qualifies as a “financial expert” within the meaning of SEC Regulation S-K, Item 407(d)(5).

•	The Governance Committee consists of two non-employee directors: Joseph Peters, who serves as chairman of the committee, and Peter Rugg.
•	The Compensation Committee consists of two non-employee directors: Joseph Peters, who serves as chairman of the committee and Peter Rugg.
•	Our Board reviews at least annually our business initiatives, capital projects and budget matters.
•	The Audit Committee reviews and approves all related-party transactions.

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

Board Meetings and Committees

Our Board of Directors, which consists of a majority of independent directors, met 22 times during 2009.  All current directors attended at least 75% of the meetings of the Board or of the Board committees on which they served during 2009. The Board has three standing committees: an Audit Committee, a Compensation Committee, and a Governance Committee.  Each committee has a charter which is available on our website under “Investor Relations” at www.advancenanotech.com.

The committee memberships of our directors as of April 26, 2010 are as follows:

		Committee Membership
Name	Director Since	Audit	Compensation	Governance
Jon Buttles	2008	-	-	-
Joseph Peters	2008	X	Chair	Chair
Peter Rugg	2005	Chair	X	X

Audit Committee: The functions of the Audit Committee are to recommend selection of independent public accountants to our Board, to review the scope and results of the year-end audit with management and the independent auditors, to review our accounting principles and our system of internal accounting controls and to review our annual and quarterly reports before filing with the SEC.  Our Board has determined that all members of the Audit Committee are financially literate, as that term is defined by NASDAQ and by applicable SEC rules. The Audit Committee currently consists of Messrs. Rugg (Chairman) and Peters. The Audit Committee met four times during 2009 and all members of the Audit Committee attended meetings since their appointment.

Compensation Committee: The Compensation Committee reviews and approves salaries, bonuses and other benefits payable to the executive officers and administers the 2008 Equity Incentive Plan as amended. All members of the Compensation Committee are (1) “non-employee directors” (within the meaning of Rule 16b-3 of the Exchange Act), and (2) “outside directors” (within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended). None of the members of the Compensation Committee have interlocking relationships as defined by the SEC.  The Compensation Committee is specifically responsible for determining the compensation of the Chief Executive Officer. The Compensation Committee currently consists of Messrs. Peters (Chairman) and Rugg. The Compensation Committee met two times in 2009.

Governance Committee: The Governance Committee is responsible for proposing a list of directors for election by the stockholders at each annual meeting and for proposing candidates to fill any vacancies. The Governance Committee currently consists of Messrs. Peters (Chairman) and Rugg.  The Governance Committee met one time in 2009.

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

            Candidates for independent Board members have typically been found through recommendations from directors or others associated with the Company. Stockholders may also recommend candidates by sending the candidate’s name and resume to the Governance Committee under the provisions set forth above for communication with the Board. The deadline to submit recommendations for nominees for election to the Board at our 2010 Annual Meeting of Stockholders is May 15, 2010.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms furnished to us and written representations from the directors, executive officers and 10% stockholders, we believe that all Section 16(a) filing requirements were met during 2009 in a timely manner except for the following: There were five people each of whom filed one late Form 5 as follows:  Mr. Bret Bader, Mr. Jon Buttles, Mr. Peter Rugg, Mr. Virgil Wenger and Mr. Joseph Zappulla.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation awarded to, earned by, or paid for the fiscal years ended December 31, 2009 and 2008 to the persons who served as our Chief Executive Officer during 2009 and the other executive officers (as defined in Rule 3b-7 under the Exchange Act) serving at the end of 2009 (referred to as the named executive officers):

Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Bret I. Bader (1)	2009	$166,667	$-	$-	$-	$116,945	$283,612
Chief Executive Officer	2008	$237,500	$-	$-	$188,024	$-	$425,524

Thomas P. Finn (2)	2009	$166,667	$-	$13,406	$-	$103,992	$284,065
Chief Financial Officer and Secretary	2008	$237,500	$-	$34,938	$49,623	$6,000	$328,061

(1)
Mr. Bader was appointed as Chief Executive Officer of the Company on September 4, 2008.  Prior to 2008, Mr. Bader served as Chief Executive Officer of the Company’s then majority-owned subsidiary Owlstone Nanotech, Inc.   Mr. Bader resigned from the Company on February 22, 2010.

(2)	Mr. Finn resigned from the Company on February 22, 2010.
(3)
The stock awards issued for Mr. Finn consisted of 243,750 for 2009 and 406,250 for 2008.

Stock awards are recorded as the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) based on the grant date fair value of the stock and expensed as the stock becomes fully vested.

(4)
The values shown reflect the dollar amounts relating to option awards recognized for financial statement reporting purposes for the fiscal years ended December 31, 2009 and 2008, as applicable, in accordance with Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”).  Assumptions used in the calculation of these amounts for the fiscal year ended December 31, 2009 are included in Note 11 to our audited financial statements included in this report.

(5)
All Other Compensation consists of accrued compensation and commuting allowance.  Accrued compensation represents a liability that the Company incurred in 2009, but failed to pay, in the amount of $116,945 and $95,833 for Mr. Bader and Mr. Finn, respectively.  Mr. Finn received a commuting allowance of $8,159 and $6,000 in 2009 and 2008, respectively.

  Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides certain information as of December 31, 2009, concerning unexercised options and stock awards including those that had been granted but not yet vested as of such date for each of the named executive officers.

	Option Awards
			Equity Incentive Plan Awards
	Number of Securities Underlying Un-exercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Un-exercisable	Options (#)	($)	Date
Bret Bader	2,017,578	-	-	$0.25	8/23/2017

Thomas P. Finn	120,000	-	-	$2.03	1/5/2011
	350,000			0.25	8/13/2017

Director Compensation

Members of the Board of Directors who are not employees of the Company receive a retainer of $5,000 per quarter and a fee of $1,000 for attending each Board or stockholder meeting. Directors who serve as executive officers or employees do not receive compensation for serving as directors or for attending Board of Directors, committee or stockholder meetings.  We maintain a written compensation policy for our non-executive directors. The Chairman of each Board committee receives $5,000 per annum additional compensation for serving as Chairman.

The following table provides information on compensation awarded or paid to our non-executive directors for the fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($) (1)	Total ($)
Jon Buttles	$20,000	$-	$20,000
Lee J. Cole	$20,000	$-	$20,000
Andrew Cosentino	$13,333	$-	$13,333
Peter Gammel (2)	$-	$5,665	$5,665
Joe Peters	$22,500	$-	$22,500
Peter Rugg	$20,000	$-	$20,000
Virgil E. Wenger	$13,333	$-	$13,333
Joseph Zappulla	$17,500	$-	$17,500
Douglas Zorn	$13,333	$-	$13,333

(1) As of December 31, 2009, Mr. Cole held options to purchase 120,000 shares of common stock for $2.03 per share and Messr.  Rugg held options to purchase 20,000 shares for $3.50 per share.  All option awards were outstanding at December 31, 2009.
(2) Mr. Gammel elected to receive 103,000 shares of common stock in-lieu of any cash fees as serving on the Board in 2009. The Fair Market Value of the shares issued was $5,665.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of April 23, 2010 by each person known by us to be the beneficial owner of more than five percent (5%) of our common stock, by each director, by each named executive officer, and by all directors and executive officers as a group. As of April 23, 2010, we had 67,963,502 shares of common stock outstanding.

Except as otherwise indicated in the footnotes to the table, we believe that each of the persons or entities named in the table exercises sole voting and investment power over the shares of common stock that each of them beneficially owns, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities owned or which can be acquired by such person within 60 days of the measurement date upon the exercise of stock options or warrants or conversion of convertible securities. Each person’s percentage ownership is determined by assuming that stock options, or warrants, beneficially owned by such person (but not those owned by any other person) have been exercised.

	Shares of Common Stock Beneficially Owned			Percentage of Total Shares Outstanding
Name and Address of Owner (1)	Shares	Right to Acquire upon Exercise or Conversion	Total
5% or Greater Stockholders:
Owlstone Nanotech Inc. (2)	1,638,365	12,890,000	14,528,365	17.97%
BEME Capital Limited (3)	2,134,176	5,700,000	7,834,176	10.64%
Andrew Koehl (4)	4,381,614	1,469,672	5,851,286	8.43%
Paul Boyle (5)	4,068,641	1,469,672	5,538,313	7.98%
David Ruiz-Alonso (6)	4,068,641	1,469,672	5,538,313	7.98%

Directors:
Jon Buttles (7)	659,725	375,000	1,034,725	1.51%
Joseph Peters	100,000	-	100,000	*
Peter Rugg (8)	195,370	311,000	506,370	*

Named Executive Officers:
Bret Bader (9)	555,206	2,167,578	2,722,784	3.88%
Thomas Finn (10)	944,191	470,000	1,414,191	2.07%

Directors and executive officers as a group (5 persons)	2,454,492	3,323,578	5,778,070	8.11%

*   Less than 1%

(1)	Unless otherwise indicated in the footnotes below, the address of each stockholder is c/o Advance Nanotech, Inc., 400 Rella Blvd, Suite 160, Montebello, New York 10901.

(2)
Represents (1) 12,890,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $3,222,500. Bret Bader and Thomas Finn, Chief Executive Officer and Chief Financial Officer of Owlstone, respectively, share voting and dispositive power with respect to the shares.

(3)
Represents (1) 3,800,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $950,000 and (2) 1,900,000 shares issuable upon exercise of warrants. Angela Harris exercises voting and dispositive power with respect to the shares. The address of the stockholder is Suite 834, P.O. Box 1419, Europort, Gibraltar.

(4)	Includes 1,469,672 shares issuable upon exercise of stock options at an exercise price of $0.25 per share.

(5)	Includes 1,469,672 shares issuable upon exercise of stock options at an exercise price of $0.25 per share.

(6)	Includes 1,469,672 shares issuable upon exercise of stock options at an exercise price of $0.25 per share.

(7)
Includes (1) 250,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $62,500 and (2) 125,000 shares issuable upon exercise of warrants. Mr. Buttles shares voting and dispositive power with Core Equity Group LLC.

(8)
Includes (1) 194,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $48,500 and (2) 97,000 shares issuable upon exercise of warrants.  Also includes an option to purchase 20,000 shares at $3.50 per share.

(9)
Includes (1) 100,000 shares issuable upon conversion of convertible notes in the aggregate principal amount of $25,000 and (2) 50,000 shares issuable upon exercise of warrants. Also includes an option to purchase 2,017,578 shares at $0.25 per share.  Does not include any of the shares beneficially owned by Owlstone Nanotech Inc., with respect to which shares Mr. Bader disclaims beneficial ownership.

(10)
Includes options to purchase 120,000 shares at $2.03 per share and 350,000 shares at $0.25 per share.  Does not include any of the shares beneficially owned by Owlstone Nanotech Inc., with respect to which shares Mr. Finn disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a Management Services Agreement with Core Equity Group LLC (“Core Equity”) and its managing partner Jon Buttles pursuant to which Core Equity has agreed to provide the services of Mr. Buttles as principal executive and principal financial officers of the Company and the Company has agreed to nominate Mr. Buttles for election to the Company’s board of directors by the Company’s stockholders and for election as an officer of the Company by its board.  The Management Services Agreement calls for monthly compensation of Core Equity of $7,500 in cash and 25,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”).

The Company has also entered into a Master Professional Services Agreement with Core Equity pursuant to which Core Equity is providing certain investor relations and advisory services and Core Equity has received 250,000 shares of Common Stock, is receiving $5,000 per month in cash and will receive (i) 500,000 additional shares of Common Stock in the event an agreement, acceptable to the board of directors of the Company, is reached with all of the holders of the Company’s 8% Senior Secured Convertible Notes issued and outstanding to settle or convert such Notes or waive anti-dilution and other restrictive provisions in such way as the Company deems satisfactory and (ii) a fee equal to 2% of the value of the Company in the event of a merger or consolidation with Owlstone Nanotech Inc.

DIRECTOR INDEPENDENCE

See the information provided in Item 10, “Directors, Executive Officers and Corporate Governance” for a discussion about director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Q Accountancy Corporation served as our independent registered public accounting firm for the fiscal year ended December 31, 2009.  Mendoza Berger & Company LLP served as our independent registered public accounting firm for the fiscal year ended December 31, 2008 through interim reporting period ended September 30, 2009.  The following table shows the fees billed or expected to be billed to us for the audit and other services provided by our accountants for 2009 and 2008:

	2009	2008
Audit Fees	$90,424	$89,016
Audit Related Fees	-	-
Tax Fees	16,187	8,130
All other Fees	-	-
Total Fees	$106,611	$97,146

AUDIT FEES. This category includes the audit of our consolidated financial statements, and reviews of the financial statements included in our Quarterly Reports on Form 10-K. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, SEC registration statements and comfort letters.

AUDIT RELATED FEES.  For the fiscal years ended December 31, 2009 and 2008, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

TAX FEES. These fees relate to the preparation and review of tax returns, tax planning and tax advisory services.

ALL OTHER FEES. None.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor. Unless a type of service to be provided by the independent auditor has received general pre-approval, subject to certain dollar limitations, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. Unless otherwise determined by the Audit Committee or otherwise required by applicable law, the Chairperson of the Audit Committee has the right to exercise the pre-approval authority of the Audit Committee. The Audit Committee has determined that the professional services rendered by our accountants are compatible with maintaining the principal accountant's independence. The Audit Committee gave prior approval to all audit and non-audit services rendered in 2009 and 2008.

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

21.1	Subsidiaries of the Registrant (Direct or Indirect)
Owlstone Nanotech, Inc. (a Delaware corporation)
Owlstone Limited (an England, United Kingdom, registered company
23.1 w	Consent of Q Accountancy Corporation
31.1 +	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.
31.2 +	Certification of Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.
32.1 +	Certification by Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 +	Certification by Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensation plan, contract or arrangement.
w	Previously filed
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2010.

ADVANCE NANOTECH, INC.

/S/ JON BUTTLES
JON BUTTLES PRINCIPAL EXECUTIVE OFFICER