Form 10-Q
period 2010-03-31
Advance Nanotech, Inc.
filed 2010-05-17
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 68,963,502 shares as of May 10, 2010.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Condensed Balance Sheet as of March 31, 2010 (unaudited) and December 31, 2009	1

	Condensed Statement of Operations for the three months ended March 31, 2010 and 2009 from inception (August 17, 2004) through March 31, 2010 (unaudited)	2

	Condensed Statement of Stockholders’ Equity for the period from inception (August 17, 2004) through March 31, 2010 (unaudited)	3

	Condensed Statement of Cash Flows for the three months March 31, 2010 and 2009 and from inception (August 17, 2004) through March 31, 2010 (unaudited)	8

	Notes to Financial Statements (unaudited)	9

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4T	CONTROLS AND PROCEDURES	25

PART II --	OTHER INFORMATION	26

ITEM 1	LEGAL PROCEEDINGS	26

ITEM 1A	RISK FACTORS	26

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4	(Removed and Reserved)	26

ITEM 5	OTHER INFORMATION	27

ITEM 6	EXHIBITS	27

	SIGNATURES	28

 i

ADVANCE NANOTECH, INC.
(A Development stage Company)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$338,655	$4,473
Accounts receivable	43,151	43,151
Accounts receivable, related party	2,587	520,264
Prepaid and other current assets	32,890	27,890
Total current assets	417,283	595,778

Property, plant and equipment, net	2,786	4,983

Other assets:
Investment	1,334,126	1,034,966

Total assets	$1,754,195	$1,635,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$285,749	$384,939
Accrued expenses and other	789,356	585,069
Convertible notes payable, current portion	6,356,200	-
Capital lease obligation, current portion	-	5,318
Total current liabilities	7,431,305	975,326

Long term debt:
Convertible notes payable, long term portion	1,064,750	7,420,950
Warrant liability	629,846	588,816
Derivative liability	340,492	418,357

Total liabilities	9,466,393	9,403,449

Stockholders' deficit:
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 62,183,506 and 60,613,314 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	62,184	60,613
Additional paid in capital	22,433,986	22,371,186
Deficit accumulated during development stage	(30,213,497)	(30,204,650)
Accumulated other comprehensive income (loss)	5,129	5,129
Total shareholders' deficit	(7,712,198)	(7,767,722)

Total liabilities and shareholders' deficit	$1,754,195	$1,635,727

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

			From Date of Inception
	Three months ended March 31,		(August 17, 2004) Through
	2010	2009	March 31, 2010
Operating expenses:
Selling, general and administrative	101,103	499,195	25,081,895
Total operating expenses	101,103	499,195	25,081,895

Loss from operations	(101,103)	(499,195)	(25,081,895)

Other income (expense)
Interest income	104	-	243,135
Gain on sale of investment	-	-	937,836
Gain on forgiveness of accounts payable	-	-	641,393
Investment income	299,160		7,045,390
Other income (expense)	12,098	195	1,956,265
Interest expense	(146,386)	(149,536)	(2,502,272)
Gain (loss) on change in fair value of warrant liability	36,835	(1,761,913)	13,368,894
Accrued late registration rights cost	(109,555)	(109,555)	(2,995,269)

Net (loss) before provision for income taxes	(8,847)	(2,520,004)	(6,386,523)

Income taxes (benefit)	-	-	-

Net (loss) from continuing operations and non controlling interest	(8,847)	(2,520,004)	(6,386,523)

Non controlling interest	-	-	5,331,364

Net (loss) from continuing operations	(8,847)	(2,520,004)	(1,055,159)

(Loss) from discontinued operations	-	(275,035)	(29,158,338)

NET ( LOSS) ATTRIBUTABLE TO ADVANCE NANOTECH, INC.	$(8,847)	$(2,795,039)	$(30,213,497)

Net (loss) per common stock (basic and fully diluted):
Continuing operations	$(0.00)	$(0.04)
Discontinued operations	$-	$(0.01)
Total	$(0.00)	$(0.05)

Weighted average shares outstanding (basic)	62,043,933	54,941,333

Net loss	$(8,847)	$(2,795,039)	$(35,544,861)
Foreign currency gain (loss)	-	-	5,129

Comprehensive loss	(8,847)	(2,795,039)	(35,539,732)
Comprehensive loss attributable to non controlling interest	-	-	5,331,364
Comprehensive loss attributable to Advance Nanotech, Inc.	$(8,847)	$(2,795,039)	$(30,208,368)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through March 31, 2010
(unaudited)

	ADVANCE NANOTECH, INC.
							Deficit
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Initial capitalization	-	$-	200,000	$200	$(200)	$-	$-	$-	$-
Acquisition shares, net of financing costs	-	-	19,352,778	19,353	(444,353)	-	-	-	(425,000)
Common stock issued at $1.00 per share	-	-	1,500,000	1,500	1,498,500	-	-	-	1,500,000
Sale of common stock	-	-	112,500	112	224,888	-	-	-	225,000
Foreign currency gain						19,828			19,828
Net loss	-	-	-	-	-	-	(1,585,858)	-	(1,585,858)
Balance, December 31, 2004	-	-	21,165,278	21,165	1,278,835	19,828	(1,585,858)	-	(266,030)
Common stock issued in connection with private placement, net of financing costs	-	-	11,666,123	11,667	20,569,193	-	-	-	20,580,860
Common stock issued in connection with late registration rights penalty	-	-	384,943	386	2,324,807	-	-	-	2,325,193
Common stock issued in exchange for warrants exercised	-	-	71,549	71	(71)	-	-	-	-
Common stock issued for services rendered	-	-	265,000	265	2,182,235	-	-	-	2,182,500
Fair value of warrant loss	-	-	-	-	(8,739,143)	-	-	-	(8,739,143)
Foreign currency loss						(217,682)			(217,682)
								3,792,860	3,792,860
Net loss	-	-	-	-	-	-	(8,367,182)	-	(8,367,182)
Balance, December 31, 2005	-	$-	33,552,893	$33,554	$17,615,856	$(197,854)	$(9,953,040)	$3,792,860	$11,291,376

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through March 31, 2010
(unaudited)

	ADVANCE NANOTECH, INC.
							Deficit
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	33,552,893	$33,554	$17,615,856	$(197,854)	$(9,953,040)	$3,792,860	$11,291,376
Fair value of warrants issued for services	-	-	-	-	157,708	-	-	-	157,708
Common stock issued for services rendered	-	-	95,000	95	88,905	-	-	-	89,000
Common stock issued for compensation	-	-	723,569	723	982,354	-	-	-	983,077
Fair value of vested options issued	-	-	-	-	962,542	-	-	-	962,542
Foreign currency loss	-	-	-	-	-	(282,926)	-	-	(282,926)
								2,703,233	2,703,233
Net loss	-	-	-	-	-	-	(16,228,839)	-	(16,228,839)
Balance, December 31, 2006	-	-	34,371,462	34,372	19,807,365	(480,780)	(26,181,879)	6,496,093	(324,829)
Warrants issued in connection with private placement	-	-	-	-	(2,184,266	-	-	-	(2,184,266)
Placement costs relating to private placement	-	-	-	-	(567,755	-	-	-	(567,755)
Common stock issued for services rendered	-	-	1,100,000	1,100	438,900	-	-	-	440,000
Common stock issued for compensation	-	-	1,124,224	1,124	593,946	-	-	-	595,070
Fair value of vested options issued	-	-	-	-	748,901	-	-	-	748,901
Foreign currency loss	-	-	-	-	-	(320,606)	-	-	(320,606)
								358,098	358,098
Net loss	-	-	-	-	-	-	(4,644,230)	-	(4,644,230)
Balance, December 31, 2007	-	$-	36,595,686	$36,596	$18,837,091	$(801,386)	$(30,826,109)	$6,854,191	$(5,899,617)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through March 31, 2010
(unaudited)

	ADVANCE NANOTECH, INC.
							Deficit
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	36,595,686	$36,596	$18,837,091	$(801,386)	$(30,826,109)	$6,854,191	$(5,899,617)
Warrants issued in connection with private placement	-	-	-	-	(1,590,250)	-	-	-	(1,590,250)
Placement costs relating to private placement	-	-	-	-	(896,427)	-	-	-	(896,427)
Common stock issued for services rendered	-	-	89,192	89	11,506	-	-	-	11,595
Fair value of warrants issued for services	-	-	-	-	255,191	-	-	-	255,191
Common stock issued in exchange for convertible notes	-	-	985,888	986	244,814	-	-	-	245,800
Common stock issued in connection with Owlstone Exchange	-	-	13,291,039	13,291	(13,291)	-	-	-	-
Common stock issued exchange for accrued interest	-	-	518,749	519	78,120	-	-	-	78,639
Common stock issued in connection with late registration rights penalty	-	-	364,551	365	87,854	-	-	-	88,219
Common stock issued as compensation	-	-	1,745,354	1,745	219,568	-	-	-	221,313
Fair value of vested options issued	-	-	-	-	715,175	-	-	-	715,175
Foreign currency loss	-	-	-	-	-	(330,003)	-	-	(330,003)
								(653,156)	(653,156)
Net loss	-	-	-	-	-	-	(4,055,374)	-	(4,055,374)
Balance, December 31, 2008	-	$-	53,590,459	$53,591	$17,949,351	$(1,131,389)	$(34,881,483)	$6,201,035	$(11,808,895)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through March 31, 2010
(unaudited)

	ADVANCE NANOTECH, INC.
							Deficit
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	53,590,459	$53,591	$17,949,351	$(1,131,389)	$(34,881,483)	$6,201,035	$(11,808,895)
Cumulative effect of a change in accounting principle-adoption of EITF 07-05 effective January 1, 2009	-	-	-	-	(1,552,413)	-	-	-	(1,552,413)
Common stock issued for services rendered	-	-	1,136,350	1,136	91,224	-	-	-	92,360
Fair value of warrants issued in connection with private placement	-	-	-	-	336,928	-	-	-	336,928
Placement costs relating to private placement	-	-	-	-	(46,000)	-	-	-	(46,000)
Common stock issued in exchange for convertible notes	-	-	717,000	717	178,533	-	-	-	179,250
Common stock issued in exchange for accrued interest	-	-	4,925,755	4,925	499,102	-	-	-	504,027
Common stock issued as compensation	-	-	243,750	244	13,163	-	-	-	13,406
Foreign currency gain	-	-	-	-	-	3,380	-	-	3,380
Effects of deconsolidation of previously majority owned subsidiary and subsidiary abandonment					4,901,299	1,133,138		(6,034,437)	-
Net loss	-	-	-	-	-	-	4,676,833	(166,598)	4,510,235
Balance, December 31, 2009	-	$-	60,613,314	$60,613	$22,371,186	$5,129	$(30,204,650)	$-	$(7,767,722)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From Date of Inception (August 17, 2004) through March 31, 2010
(unaudited)

	ADVANCE NANOTECH, INC.
							Deficit
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance forward	-	$-	60,613,314	$60,613	$22,371,186	$5,129	$(30,204,650)	$-	$(7,767,722)
Common stock issued in exchange for accrued interest	-	-	1,570,192	1,571	62,800	-	-	-	64,371
Net income	-	-	-	-	-	-	(8,847)	-	(8,847)
Balance, March 31, 2010	-	$-	62,183,506	$62,184	$22,433,986	$5,129	$(30,213,497)	$-	$(7,712,198)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			From Date of
			Inception (August 17,
	Three months ended March 31,		2004) Through
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(8,847)	$(2,520,004)	$(5,218,649)
Loss from discontinued operations	-	(275,131)	(24,994,848)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	2,197	4,158	164,206
Change in fair value of warrant and reset liabilities	(36,835)	1,761,913	(13,368,894)
Common stock issued for services	-	83,502	2,723,095
Common stock issued as compensation	-	-	1,905,228
Common stock issued for interest on notes	-	-	78,639
Common stock issued on conversion of notes	-	-	245,800
Fair value of vested options issued to employees	-	-	2,426,618
Fair value of warrants issued for services	-	-	412,899
Accrued late registration rights penalties	-	-	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	-	-	(641,393)
Changes in operating assets and liabilities:
Increase in prepayments and other	(5,000)	(23,476)	(5,000)
Decrease (increase) in accounts receivable	517,677	23,380	560,828
Decrease in grants receivable		-	-
Increase (decrease) in accounts payable	111,567	416,487	496,506
Increase (decrease) in accrued expenses	57,901	-	642,970
Net cash used in continuing operating activities	638,660	(529,171)	(33,062,335)
Net cash used in (provided by) discontinued operating activities	-	500,375	1,076,499
Net cash used in operating activities	638,660	(28,796)	(31,985,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on deconsolidation of subsidiaries	-	-	(5,102,644)
Cash disposed with deconsolidation	-	-	(18,646)
Purchase of property, plant and equipment	-	-	(153,653)
Development of patent technology	-	-	(646,501)
Income (loss) from investments	(299,160)	-	639,194
Non controlling interest	-	-	5,939,912
Net cash (used in) provided by investing activities	(299,160)	-	657,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(5,318)	(2,077)	(35,362)
Proceeds from issuance of common stock, net	-	-	22,321,193
Proceeds from issuance of short term notes	-	-	1,300,000
Repayments of short term notes	-	-	(300,000)
Proceeds from issuance of convertible debentures	-	-	10,151,423
Financing fees from issuance of convertible debentures	-	-	(1,464,182)
Financing fees on merger shares issued	-	-	(425,000)
Net cash provided by financing activities from continuing operations	(5,318)	(2,077)	31,548,072
Net cash provided by financing activities of discontinued operations	-	-	1,246,766
Net cash provided by financing activities	(5,318)	(2,077)	32,794,838

Effect of exchange rates on cash and cash equivalents	-	(2,067)	(1,128,009)

Net increase (decrease) in cash and cash equivalents	334,182	(32,940)	338,655

Cash and cash equivalents, beginning of period	4,473	32,940	-
Cash and cash equivalents, end of period	$338,655	$-	$338,655

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes	$-	$32,934	$438,987
Common stock issued for services rendered	$-	$43,000	$4,565,555
Common stock issued for interest on convertible notes	$64,371	$-	$241,127
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan/accounts payable/accrual	$-	$98,117	$956,000
Stock options issued to employees	$-	$-	$2,426,618
Warrants issued for services	$-	$-	$412,899
Warrants issued in connection with private placement	$-	$-	$3,774,516
Conversion of convertible notes payable to common shares	$-	$119,250	$365,050
Forgiveness of accounts payable	$-	$-	$(641,393)
Accrued late registration costs	$109,555	$109,555	$2,666,606

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

General

The accompanying unaudited condensed financial statements of Advance Nanotech, Inc., (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to assist its minority-owned subsidiary, Owlstone Nanotech, Inc. (“Owlstone”) in the commercialization of novel chemical sensor products based on its proprietary and innovative gas sensing technology.  To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2010, the Company has accumulated a deficit through its development stage of $30,213,497.

Dissolution of subsidiaries

During the year ended December 31, 2009, the Company dissolved the following inactive subsidiaries:

•	Advance Nanotech, Limited
•	Nanofed Limited
•	Cambridge Nanotechnology Limited
•	Bio-Nano Sensium Limited
•	Nano Solutions Limited
•	Advance Display Technologies plc
•	Advance Homeland Security plc
•	Advance Nanotech (Singapore) Pte Ltd.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The operations and cash flows of these subsidiaries have been eliminated from the accounts of the Company’s ongoing operations and major classes of assets and liabilities related thereto have been segregated.  The losses from discontinued operations, including the impairment of certain assets of discontinued operations, have been reflected in the financial statements of this annual report.

Deconsolidation

In November and December 2009, Owlstone Nanotech Inc. (“Owlstone”), a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 37.81%, and subsequently to 35.01% as of March 31, 2010.  As such, the Company deconsolidated Owlstone as of October 31, 2009, the date a controlling financial interest was lost.  Operations and cash flows of Owlstone for the period of control (from January 1, 2009 through October 31, 2009), and from date of acquisition of Owlstone through October 31, 2009 have been eliminated from the accounts of the Company’s continuing operations.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2029	$30,000,000

Tax Asset	13,200,000
Less valuation allowance	(13,200,000)

Balance	$—

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

Stock based compensation

The Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As more fully described in Note 10 below, the Company granted stock options over the years to employees of the Company under its 2008 Equity Incentive Plan.  The Company did not grant non-qualified stock options to purchase common stock during the three month periods ended March 31, 2010 and 2009 under the 2008 Equity Incentive Plan.

As of March 31, 2010, there were outstanding employee stock options to purchase 11,601,331 shares of common stock, all shares of which were vested.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2010, the Company incurred net losses attributable to common shareholders of $8,847, incurred net losses attributable to common shareholders of $30,213,497 from its inception on August 17, 2004 through March 31, 2010 and used $31,985,836 in cash for operating activities from its inception through March 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing a new product or service and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 3 - RELATED PARTY RECEIVABLES

Related party receivables are comprised of advances to Owlstone Nanotech, Inc., a former majority-owned subsidiary.  The advances are informal and payable on demand.

NOTE 4 – INVESTMENT

As described in Note 1 above, Owlstone Nanotech, Inc., a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 35.01%.  As such, the Company deconsolidated Owlstone Nanotech, Inc as of October 2009, the date a controlling financial interest was lost.

In accordance with Accounting Standards Codification subtopic 810-10, Consolidation, the Company recognized a gain on re measurement of investment of subsidiary as of December 31, 2009 of $6,746,230 comprised of the difference between the carrying value of the investment in Owlstone Nanotech, Inc and the pro rata fair value of the investment after the sale of the subsidiary’s common stock.  The Company accounts for its investment in Owlstone Nanotech, Inc using the equity method of accounting. Component changes in the equity investment of Owlstone Nanotech, Inc. are as follows:

Carrying value of investment of Owlstone Nanotech, Inc. at deconsolidation	$(5,710,746)
Adjustment of investment in Owlstone Nanotech, Inc to fair value at October 31, 2009	6,746,230
Pro rata income (loss) of Owlstone Nanotech, Inc. from November 1, 2009 to December 31, 2009 (equity method)	(518)
Balance, investment in Owlstone Nanotech, Inc. as of December 31, 2009	1,034,966
Pro rata loss of Owlstone Nanotech, Inc. from January 1, 2010 to March 31, 2010	(79,449)
Adjustment in carrying value due to sale by subsidiary of common stock to qualified investors	378,609
Balance, investment in Owlstone Nanotech, Inc. as of March 31, 2010	$1,334,126

The Company did not evaluate for impairment, and the fair value of the equity-method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

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

As of March 31, 2010, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 1.60%, the contractual life of 2.73-3.50 years and volatility of 161.72%.  In accordance with Accounting Standards Codification subtopic 815-40, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $629,846 was recorded as a liability. The Company recognized a non-cash loss of $41,030 for this revaluation for the three month period ending March 31, 2010, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

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

NOTE 7 – WARRANT LIABILITY

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

The fair values of the warrants of $629,846 at September 30, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions: no dividends, a risk-free interest rate of 1.60%, expected volatility of 161.72%, and expected warrant remaining life of between 2.73 to 3.50 years.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 8 – DERIVATIVE LIABLITIY

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

The fair value of the reset provision of $340,492 at March 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	161.72%
Risk free rate:	0.41%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the year ended December 31, 2009, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in net, non cash, non-operating gain of $77,865.

NOTE 9 - STOCKHOLDERS' EQUITY

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

During the three months ended March 31, 2010, the Company issued an aggregate of 1,570,192 shares of common stock as payment of accrued interest of $64,371.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

 NOTE 9 - STOCKHOLDERS' EQUITY (continued)

Preferred stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of March 31, 2010, there were no shares of preferred stock issued or outstanding.

NOTE 10 – OPTIONS, WARRANTS AND STOCK AWARDS

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) and recognized over the related service period.

Warrants

The following tables summarize disclosure information regarding warrants:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	22,030,671	3.38	$0.30	22,030,671	$0.30
2.00	19,300	0.73	2.00	19,300	2.00
2.07	36,232	0.73	2.07	36,232	2.07
Total	22,086,203	3.24	$0.30	22,086,203	$0.30

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 10 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	20,712,849	$0.32
Granted	2,346,671	0.30
Exercised	—	—
Canceled or expired	(60,000)	(1.94)
Outstanding at December 31, 2009	22,999,520	0.30
Granted	—	—
Exercised	—	—
Canceled or expired	(913,317)	(0.64)
Outstanding at March 31, 2010	22,086,203	$0.30

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

 As of March 31, 2010, there were 25,536,694 shares that had not been issued under the 2008 Plan.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 10 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Employee Options (continued)

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

The following tables summarize disclosure information regarding stock options:

Exercise Price	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.25	11,340,343	8.52	$0.25	11,340,343	$0.25
2.03	120,000	0.79	2.03	120,000	2.03
3.50	20,000	0.78	3.50	20,000	3.50
60.00	238	2.15	60.00	238	60.00
80.00	250	0.59	80.00	250	80.00
160.00	500	0.43	160.00	500	160.00
Total	11,481,331	8.34	$0.28	11,481,331	$0.28

  Transactions involving the Company’s option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	11,622,845	$0.39
Granted	—	—
Exercised	—	—
Canceled or expired	(21,514)	(10.64)
Outstanding at December 31, 2009	11,601,331	0.30
Granted	—	—
Exercised	—	—
Canceled or expired	(120,000)	(2.03)
Outstanding at March 31, 2010	11,481,331	$0.30

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
 NOTE 11 — FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	(629,846)	-	-	(629,846)
Reset derivative	(340,492)	-	-	(340,492)
Total	$(970,372)	$-	$-	$(970,372)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our convertible notes and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2010:

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 11 — FAIR VALUE (continued)

Three Months Ended March 31, 2010
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$588,816	$418,357
Total (gains) losses
Mark-to-market at March 31, 2010:
- Convertible debt Reset Derivative		(77,865)
- Warrants issued in connection with debt	41,030
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2010	$629,846	$340,492

Total (losses) gains for the period included in earnings relating to the liabilities held at March 31, 2010	$(41,030)	$77,865

NOTE 12- COMMITMENTS AND CONTINGENCIES

Lease

As of March 31, 2010, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2010	37,209
2011	24,806
2012
2013
Thereafter

Amounts representing interest	-

Total principal payments	$62,015	$

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

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company officers, directors and stockholders. The Agreements are generally month to month.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE 12- COMMITMENTS AND CONTINGENCIES (continued)

Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of March 31, 2010.

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

NOTE 13 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing, May 14, 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc..

Overview and Plan of Operations

Our efforts are principally focused on assisting in the development of Owlstone, our principal asset, in which we own a non-controlling interest of 35.01%.  Owlstone’s efforts are principally focused on the development of chemical sensing products using its proprietary technology.

Material Changes in Financial Condition

 At March 31, 2010, the Company had a total of approximately $338,655 of cash and cash equivalents after collections of an intercompany receivable from Owlstone of approximately $517,000. Based upon the Company’s current cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds, or finding a suitable merger candidate. The Company is presently pursuing various options to generate additional funds, including, among others, financing on a senior secured basis and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through these means or obtain additional financing  through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

Our 8% senior secured convertible notes (the “Notes”) come due in December of 2010 with respect to $3,750,158 in principal amount and in 2011 with respect to an additional $3,670,792 in principal amount.  We do not presently have the cash or other assets to repay the Notes.  Our only significant asset is our shares in Owlstone and the value of those shares, based on the price recently paid by private investors in Owlstone, is less than the principal amount of the indebtedness.  Furthermore, our Owlstone shares have been pledged as security for the payment of the Notes.  Without a substantial increase in the value of the Owlstone shares, we deem it unlikely that a lender would be willing to lend us the funds needed to repay the Notes.  Accordingly, if we are unable to negotiate an extension of the maturity of the Notes or otherwise come to terms with the holders of the Notes acceptable to the Company, we may have to seek protection from creditors under the bankruptcy laws.  If so, the prospects for the Company and its stockholders will be severely limited.

The Company is actively exploring various debt and equity financing transactions. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

Results of Operations

            Advance Nanotech has no revenues or operations other than those attributed to its non-controlling ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company.

General and administrative expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were $101,103 and $499,195, respectively, representing a decrease of $398,092, or 80%.   General and administrative expenses for the three months ended March 31, 2010 decreased primarily due to the reduction in salaries and benefits and related support services.

The Company recognized a non-cash gain for the three months ended March 31, 2010 and a non-cash loss for the three months ended March 31, 2009 of $36,835 and $(1,761,913), respectively, for the change in fair value of the warrant liability driven by the decline in the price of the Company’s common stock.

For 2010, other income included recognized non-cash income from Owlstone of $299,160 where we treat our investment under the equity method of accounting.  Other and interest income increased by $12,007 for the same period in 2009 compared to 2008.  Cash decreased throughout 2009 as a result of the expenses related to being a public company. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the three months ended March 31, 2010 and 2009 was $149,386 and $149,536, respectively, representing a decrease of $150 from 2009.    In addition, the Company recognized a non-cash late registration cost of $109,555 for both three months ended March 31, 2010 and 2009.

The Company had a loss from operations of $8,847 for the three months ended March 31, 2010, compared to $2,795,039 for the comparable period in 2009, representing a decrease of $2,786,192, or approximately 99%. The changes of which are described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2010, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the first quarter of 2010, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No reportable events.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (Removed and Reserved).

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

(a) Financial Statements, Financial Statement Schedules and Exhibits.
(1) See Index to Financial Statements located on page i.
(2) Financial Statement Schedules: None
(3) Exhibits

Exhibit No.	Document Description

31.1+	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

31.2+	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended.

32+	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2010	ADVANCE NANOTECH, INC.

	By:	/s/ Jon Buttles
Jon Buttles
Principal Executive Officer