Form 10-Q
period 2010-06-30
Advance Nanotech, Inc.
filed 2010-08-13
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 71,643,871 shares as of August 13, 2010.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Condensed Balance Sheet as of June 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Statement of Operations for the three and six months ended June 30, 2010 and 2009 from inception (August 17, 2004) through June 30, 2010 (unaudited)	2

	Condensed Statement of Stockholders’ Equity from January 1, 2010 through June 30, 2010 (unaudited)	3

	Condensed Statement of Cash Flows for the six months June 30, 2010 and 2009 and from inception (August 17, 2004) through June 30, 2010 (unaudited)	4

	Notes to Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	23

ITEM 4T	CONTROLS AND PROCEDURES	24

PART II --	OTHER INFORMATION	24

ITEM 1	LEGAL PROCEEDINGS	24

ITEM 1A	RISK FACTORS	24

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	24

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	24

ITEM 4	(Removed and Reserved)	24

ITEM 5	OTHER INFORMATION	25

ITEM 6	EXHIBITS	25

	SIGNATURES	26

i

ADVANCE NANOTECH, INC.
(A Development stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$141,080	$4,473
Accounts receivable, net	-	43,151
Accounts receivable, related party	-	520,264
Prepaid and other current assets	22,890	27,890
Total current assets	163,970	595,778

Property, plant and equipment, net	589	4,983

Other assets:
Investments	1,474,460	1,034,966

Total assets	$1,639,019	$1,635,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$347,601	$384,939
Accrued expenses and other	922,962	585,069
Convertible notes payable, current portion	6,356,200	-
Capital lease obligation, current portion	-	5,318
Total current liabilities	7,626,763	975,326

Long term debt:
Convertible notes payable, long term portion	983,500	7,420,950
Warrant liability	1,446,016	588,816
Derivative liability	884,780	418,357

Total liabilities	10,941,059	9,403,449

Stockholders' deficit:
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 69,033,502 and 60,613,314 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	69,034	60,613
Additional paid in capital	22,766,625	22,371,186
Deficit accumulated during development stage	(32,143,046)	(30,204,650)
Accumulated other comprehensive income (loss)	5,347	5,129
Total shareholders' deficit	(9,302,040)	(7,767,722)

Total liabilities and shareholders' deficit	$1,639,019	$1,635,727

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	Three months ended June 30,		Six months ended June 30,		From Date of Inception (August 17, 2004) Through
	2010	2009	2010	2009	June 30, 2010
Operating expenses:
Selling, general and administrative	370,589	550,152	471,692	1,049,347	25,452,484
Total operating expenses	370,589	550,152	471,692	1,049,347	25,452,484

Loss from operations	(370,589)	(550,152)	(471,692)	(1,049,347)	(25,452,484)

Other income (expense)
Interest income	146	140	250	140	243,281
Grant income	-	-	-	-	198,831
Gain on sale of investment	-	-	-	-	937,836
Gain on forgiveness of accounts payable and other income	-	-	-	-	641,393
Income from investments	140,334		439,494	-	7,185,724
Other income (expense)	(18,302)	(195)	(6,204)	-	1,739,132
Interest expense	(245,209)	(325,007)	(391,595)	(474,543)	(2,747,481)
Gain (loss) on change in fair value of warrant liability	(1,360,458)	181,839	(1,323,623)	(1,580,074)	12,008,436
Accrued late registration rights cost	(75,471)	(108,337)	(185,026)	(217,892)	(3,070,740)

Net (loss) before provision for income taxes	(1,929,549)	(801,712)	(1,938,396)	(3,321,716)	(8,316,072)

Income taxes (benefit)	-	-	-	-	-

Net (loss) from continuing operations and non controlling interest	(1,929,549)	(801,712)	(1,938,396)	(3,321,716)	(8,316,072)

Non controlling interest	-	-	-	-	5,331,364

Net (loss) from continuing operations	(1,929,549)	(801,712)	(1,938,396)	(3,321,716)	(2,984,708)

(Loss) from discontinued operations	-	(245,412)	-	(520,447)	(29,158,338)

NET ( LOSS) ATTRIBUTABLE TO ADVANCE NANOTECH, INC.	$(1,929,549)	$(1,047,124)	$(1,938,396)	$(3,842,163)	$(32,143,046)

Net (loss) per common stock (basic and fully diluted):
Continuing operations	$(0.03)	$(0.01)	$(0.03)	$(0.06)
Discontinued operations	$-	$(0.00)	$-	$(0.01)
Total	$(0.03)	$(0.01)	$(0.03)	$(0.07)

Weighted average shares outstanding (basic)	67,902,336	56,481,379	64,989,318	55,715,610

Net loss	$(1,929,549)	$(1,047,124)	$(1,938,396)	$(3,842,163)	$(37,474,410)
Foreign currency gain (loss)	218	687,923	218	687,923	5,129

Comprehensive loss	(1,929,331)	(359,201)	(1,938,178)	(3,154,240)	(37,469,281)
Comprehensive income attributable to non controlling interest	-	442,511	-	334,475	5,331,364
Comprehensive loss attributable to Advance Nanotech, Inc.	$(1,929,331)	$801,712)	$(1,938,178)	$(3,488,715)	$(32,137,917)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From January 1, 2010 through June 30, 2010
(unaudited)

ADVANCE NANOTECH, INC.

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional Paid in	Other Comprehensive	During Development	Non controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance, January 1, 2010	-	$-	60,613,314	$60,613	$22,371,186	$5,129	$(30,204,650)	$-	$(7,767,722)
Common stock issued in exchange for accrued interest	-	-	5,337,135	5,338	245,531	-	-	-	250,869
Common stock issued as compensation	-	-	2,758,053	2,758	133,983	-	-	-	136,741
Common stock issued in exchange for convertible debt	-	-	325,000	325	15,925	-	-	-	16,250
Foreign currency gain	-	-	-	-	-	218	-	-	218
Net income	-	-	-	-	-	-	(1,938,396)	-	(1,938,396)
Balance, June 30, 2010	-	$-	69,033,502	$69,034	$22,766,625	$5,347	$(32,143,046)	$-	$(9,302,040)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			From Date of
			Inception (August 17,
	Six months ended June 30,		2004) Through
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(1,938,396)	$(3,321,716)	$(2,984,708)
Loss from discontinued operations	-	(520,447)	(29,158,338)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,394	7,055	166,403
Reserve for bad debts	43,151	-	43,151
Change in fair value of warrant and reset liabilities	1,323,623	1,580,074	(12,008,436)
Common stock issued for services rendered	177,346	43,000	2,900,441
Common stock issued as compensation	-	55,370	1,905,228
Common stock issued for interest on notes	145,893	214,292	224,532
Common stock issued on conversion of notes	(65,000)	179,250	180,800
Fair value of vested options issued to employees	-	-	2,426,618
Fair value of warrants issued for services	-	-	412,899
Fair value of warrants issued for short term note	-	262,674	-
Accrued late registration rights penalties	-	-	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	-	-	(641,393)
Changes in operating assets and liabilities:
Increase in prepayments and other	5,000	(20,660)	5,000
Inventory		-
Decrease (increase) in accounts receivable	520,264	23,380	563,415
Decrease in grants receivable		-	-
Increase (decrease) in accounts payable	27,033	(40,850)	411,972
Increase (decrease) in accrued expenses	337,893	-	922,962
Net cash used in continuing operating activities	581,201	(1,538,578)	(33,119,794)
Net cash used in (provided by) discontinued operating activities	-	1,276,060	1,076,499
Net cash used in operating activities	581,201	(262,518)	(32,043,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on deconsolidation of subsidiaries	-	-	(5,102,644)
Cash disposed with deconsolidation	-	-	(18,646)
Purchase of property, plant and equipment	-		(153,653)
Development of patent technology	-		(646,501)
Loss (income) from investments	(439,494)	-	498,860
Non controlling interest	-	-	5,939,912
Net cash (used in) provided by investing activities	(439,494)	-	517,328

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(5,318)	(4,195)	(35,362)
Proceeds from issuance of common stock, net	-	-	22,321,193
Proceeds from issuance of short term notes	-	657,970	1,300,000
Repayments of short term notes	-	-	(300,000)
Proceeds from issuance of convertible debentures	-	(179,250)	10,151,423
Financing fees from issuance of convertible debentures	-	(46,000)	(1,464,182)
Financing fees on merger shares issued	-	-	(425,000)
Net cash provided by financing activities from continuing operations	(5,318)	428,525	31,548,072
Net cash provided by financing activities of discontinued operations	-	-	1,246,766
Net cash provided by financing activities	(5,318)	428,525	32,794,838

Effect of exchange rates on cash and cash equivalents	218	(148,937)	(1,127,791)

Net increase (decrease) in cash and cash equivalents	136,607	17,070	141,080

Cash and cash equivalents, beginning of period	4,473	32,940	-
Cash and cash equivalents, end of period	$141,080	$50,010	$141,080

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

			From Date of
			Inception (August 17,
	Six months ended June 30,		2004) Through
	2010	2009	June 30, 2010
Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes	$-	$32,934	$438,987
Common stock issued for services rendered	$177,346	$43,000	$4,742,901
Common stock issued for interest on convertible notes	$210,264	$214,291	$387,020
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan/accounts payable/accrual	$-	$-	$956,000
Stock options issued to employees	$-	$-	$2,426,618
Warrants issued for services	$-	$-	$412,899
Warrants issued in connection with private placement	$-	$262,675	$3,774,516
Conversion of convertible notes payable to common shares	$81,250	$179,250	$446,300
Forgiveness of accounts payable	$-	$-	$(641,393)
Accrued late registration costs	$185,025	$217,892	$2,742,076

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed financial statements follows:

Basis of Presentation

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

Nature of Operations

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to assist its minority-owned subsidiary, Owlstone Nanotech, Inc. (“Owlstone”) in the commercialization of novel chemical sensor products based on its proprietary and innovative gas sensing technology.  To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2010, the Company has accumulated a deficit through its development stage of $32,143,046.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deconsolidation

In November and December 2009, Owlstone Nanotech Inc. (“Owlstone”), a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 37.81%, and subsequently to 32.57% as of June 30, 2010.  As such, the Company deconsolidated Owlstone as of October 31, 2009, the date a controlling financial interest was lost.  Operations and cash flows of Owlstone for the period of control (from January 1, 2009 through October 31, 2009), and from date of acquisition of Owlstone through October 31, 2009 have been eliminated from the accounts of the Company’s continuing operations.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2029	$32,000,000

Tax Asset	14,080,000
Less valuation allowance	(14,080,000)

Balance	$—

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As more fully described in Note 10 below, the Company granted stock options over the years to employees of the Company under its 2008 Equity Incentive Plan.  The Company did not grant non-qualified stock options to purchase common stock during the three month periods ended June 30, 2010 and 2009 under the 2008 Equity Incentive Plan.

As of June 30, 2010, there were outstanding employee stock options to purchase 11,481,331 shares of common stock, all shares of which were vested.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

As of June 30, 2010, the Company has no full-time employees and no part-time employees.  Additionally, there are approximately 4 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these key consultants. The loss of any of the key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six months ended June 30, 2010, the Company incurred net losses attributable to common shareholders of $1,938,396, incurred net losses attributable to common shareholders of $32,143,046 from its inception on August 17, 2004 through June 30, 2010 and used $32,043,295 in cash for operating activities from its inception through June 30, 2010. These factors among others raise substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to refinance or restructure its existing indebtedness, and/or to develop profitable operations. The Company’s principal asset is its 32.57% non-controlling stake in Owlstone.  The value of the Company’s stake in Owlstone, among other factors, is directly related to Owlstone’s ability to successfully commercialize its technologies.  Owlstone’s efforts are principally focused on the development of chemical sensing products using its proprietary technology and there can be no assurance that Owlstone’s efforts will be successful.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 2 – GOING CONCERN MATTERS (continued)

Our 8% senior secured convertible notes (the “Notes”) come due in December of 2010 with respect to $3,732,200 in principal amount and in 2011 with respect to an additional $3,607,500 in principal amount.  We do not have the cash or other assets to repay the Notes.  Our only significant asset is our shares in Owlstone and the value of those shares, based on the price recently paid by private investors in Owlstone, is less than the principal amount of the indebtedness.  Furthermore, our Owlstone shares have been pledged as security for the payment of the Notes.  Without a substantial increase in the value of the Owlstone shares, we deem it unlikely that a lender would be willing to lend us the funds needed to repay the Notes.  Accordingly, if we are unable to negotiate an extension of the maturity of the Notes or otherwise come to terms with the holders of the Notes acceptable to the Company, we may have to seek protection from creditors under the bankruptcy laws.  If so, the prospects for the Company and its stockholders will be severely limited.

NOTE 3 - RELATED PARTY RECEIVABLES

Related party receivables are comprised of advances to Owlstone Nanotech, Inc., a former majority-owned subsidiary.  The advances are informal and payable on demand.  As of June 30, 2010, there we no related party receivables outstanding.

NOTE 4 – INVESTMENT

As described in Note 1 above, Owlstone Nanotech, Inc., a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 32.57%.  As such, the Company deconsolidated Owlstone Nanotech, Inc as of October 2009, the date a controlling financial interest was lost.

In accordance with Accounting Standards Codification subtopic 810-10, Consolidation, the Company recognized a gain on re-measurement of investment of subsidiary as of December 31, 2009 of $6,746,230 comprised of the difference between the carrying value of the investment in Owlstone Nanotech, Inc and the pro rata fair value of the investment after the sale of the subsidiary’s common stock.  The Company accounts for its investment in Owlstone Nanotech, Inc using the equity method of accounting. Component changes in the equity investment of Owlstone Nanotech, Inc. are as follows:

Carrying value of investment of Owlstone Nanotech, Inc. at deconsolidation	$(5,710,746)
Adjustment of investment in Owlstone Nanotech, Inc to fair value at October 31, 2009	6,746,230
Pro rata income (loss) of Owlstone Nanotech, Inc. from November 1, 2009 to December 31, 2009 (equity method)	(518)
Balance, investment in Owlstone Nanotech, Inc. as of December 31, 2009	1,034,966
Pro rata loss of Owlstone Nanotech, Inc. from January 1, 2010 to June 30, 2010	(229,398)
Adjustment in carrying value due to sale by subsidiary of common stock to qualified investors	668,892
Balance, investment in Owlstone Nanotech, Inc. as of June 30, 2010	$1,474,460

The Company did not evaluate for impairment, and the fair value of the equity-method investment is not estimated, since there were no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment and the Company determined, in accordance with ASC 825-10, that it is not practicable to estimate the fair value of the investment.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

In a series of transactions on December 19 and 21, 2007 and February 15 and September 4, 2008, we issued and sold our 8% senior secured convertible notes (the “Notes”) in the aggregate principal amount of $7,846,000 and warrants (the “Warrants”) to purchase in the aggregate 15,692,000 shares of our common stock, par value $.001 per share (the “Common Stock”) for $.30 per share.  The Notes mature on the date that is three years from the date of issuance and are convertible into shares of Common Stock at a price of $0.25 per share. The Notes constitute our senior indebtedness and provide that we can not incur other indebtedness (excluding an additional $3,000,000 in debt, certain credit facility lines and trade payables incurred in the ordinary course of business) without the consent of the Note holders. The notes are secured by all of tangible and intangible assets including the equity interest in our previously majority owned subsidiary. The Warrants are exercisable for a period of five years from the date of issuance.  The Notes and Warrants are subject to “full ratchet” anti-dilution provisions calling for repricing in the event the Company sells any shares at a price less than the conversion price of the Notes or the exercise price of the Warrants.

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

As of June 30, 2010, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.61% to 1.60%, the contractual life of 2.48-3.25 years and volatility of 162.17%.  In accordance with Accounting Standards Codification subtopic 815-40, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $1,446,016 was recorded as a liability. The Company recognized a non-cash loss of $857,200 for this revaluation for the six month period ending June 30, 2010, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

Effective January 1, 2009, with the effectiveness of certain provisions of ASC 815-40 requiring bifurcation of any reset provisions embedded within our convertible notes and warrants, the Company determined the fair value of the embedded reset provision as of January 1, 2009 was $1,552,420 using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.88%, the contractual life of between 1.97 – 2.67 years and volatility of 196%.  See Note 7 below.

NOTE 6 – WARRANT LIABILITY

As described in Note 5, the Company issued warrants in conjunction with the sale of convertible notes.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability as of January 1, 2009.  Subsequent to the reclassification, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 6 – WARRANT LIABILITY (continued)

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

The fair values of the warrants of $1,446,016 at June 30, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions: no dividends, a risk-free interest rate of 0.61% to 1.00%, expected volatility of 162.17%, and expected warrant remaining life of between 2.48 to 3.25 years.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 7 – DERIVATIVE LIABLITIY

As described in Note 5, the Company issued convertible notes that contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision of $1,552,413 on January 1, 2009 (the effectiveness of certain provisions of ASC 815-40) using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.88%, expected volatility of 196%, and expected life of 1.97 to 2.67 years. Since the convertible notes contain reset provisions, pursuant to ASC 815-40, the Company has recorded the fair value of the reset provision as a derivative liability. Until expiration of the reset provisions of the convertible notes, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $884,780 at June 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	162.17%
Risk free rate:	0.18% to 0.32%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the period ending June 30, 2010, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in net, non cash, non-operating loss of $466,423.

NOTE 8 - STOCKHOLDERS' EQUITY

Common stock

On February 12, 2008, the Company increased the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.   At June 30, 2010 and December 31, 2009, there were 69,033,502 and 60,613,314 shares of the Company’s $0.001 par value common stock outstanding, respectively.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Common stock

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

During the six months ended June 30, 2010, the Company issued an aggregate of 5,337,135 shares of common stock as payment of accrued interest of $250,869.

During the six months ended June 30, 2010, the Company granted 2,758,053 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2008 Plan and certain contractual employment agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $136,741.

During the six months ended June 30, 2010, the Company issued 325,000 shares of common stock in exchange for convertible notes of $81,250.

Preferred stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of June 30, 2010, there were no shares of preferred stock issued or outstanding.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 9 – OPTIONS, WARRANTS AND STOCK AWARDS

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) and recognized over the related service period.

Warrants

The following tables summarize disclosure information regarding warrants:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	22,030,671	2.62	$0.30	22,030,671	$0.30
2.00	19,300	0.49	2.00	19,300	2.00
2.07	36,232	0.52	2.07	36,232	2.07
Total	22,086,203	2.09	$0.30	22,086,203	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	20,712,849	$0.32
Granted	2,346,671	0.30
Exercised	—	—
Canceled or expired	(60,000)	(1.94)
Outstanding at December 31, 2009	22,999,520	0.30
Granted	—	—
Exercised	—	—
Canceled or expired	(913,317)	(0.64)
Outstanding at June 30, 2010	22,086,203	$0.30

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 9 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

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

As of June 30, 2010, there were 23,550,640 shares that had not been issued under the 2008 Plan.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 9 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Options (continued)

The following tables summarize disclosure information regarding stock options:

Exercise Price	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.25	11,340,343	8.26	$0.25	11,340,343	$0.25
2.03	120,000	0.53	2.03	120,000	2.03
3.50	20,000	0.53	3.50	20,000	3.50
60.00	238	0.95	60.00	238	60.00
80.00	250	0.34	80.00	250	80.00
160.00	500	0.17	160.00	500	160.00
Total	11,481,331	6.82	$0.28	11,481,331	$0.28

  Transactions involving the Company’s option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	11,622,845	$0.39
Granted	—	—
Exercised	—	—
Canceled or expired	(21,514)	(10.64)
Outstanding at December 31, 2009	11,601,331	0.30
Granted	—	—
Exercised	—	—
Canceled or expired	(120,000)	(2.03)
Outstanding at June 30, 2010	11,481,331	$0.30

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)
 NOTE 10 — FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	(1,446,016)	-	-	(1,446,016)
Reset derivative	(884,780)	-	-	(884,780)
Total	$(2,330,796)	$-	$-	$(2,330,796)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our convertible notes and the fair value of issued warrants with reset provisions.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 10 — FAIR VALUE (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

Six Months Ended June 30, 2010
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$588,816	$418,357
Total (gains) losses
Mark-to-market at June 30, 2010:
- Convertible debt Reset Derivative		466,423
- Warrants issued in connection with debt	857,200
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2010	$1,446,016	$884,780

Total (losses) gains for the period included in earnings relating to the liabilities held at June 30, 2010	$(857,200)	$(466,423)

NOTE 11- COMMITMENTS AND CONTINGENCIES

Lease

As of June 30, 2010, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2010	24,806
2011	24,806
2012
2013
Thereafter

Amounts representing interest	-

Total principal payments	$49,612	$

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 11- COMMITMENTS AND CONTINGENCIES (continued)

Employment and Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company officers, directors and stockholders. The Agreements are generally month to month.

Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of June 30, 2010.

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

By action titled Jack J. Grynberg and Pricaspian Development Corporation (Texas) v. Advance Nanotech, Inc. instituted in 2007 in the Supreme Court of the State of New York, County of New York, the plaintiffs asserted breach of contract and three other causes of action that were subsequently dismissed seeking certain damages from the registrant and others based upon a claim that the registrant had failed to file a timely Form SB-2 registration statement with the Securities and Exchange Commission.  The registrant's motion for summary judgment was granted, the plaintiffs have filed an appeal and the registrant filed its opposition to the appeal on August 11, 2010.

We are not aware of any other pending or threatened litigation against us that we expect will have a materially adverse effect on our business, financial condition, liquidity, or operating results.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through August 13, 2010, the date of filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc.

Overview and Plan of Operations

Our efforts are principally focused on refinancing or restructuring our current indebtedness and assisting in the development of Owlstone, our principal asset, in which we own a non-controlling interest of 32.57%.  Owlstone’s efforts are principally focused on the development of chemical sensing products using its proprietary technology.

Material Changes in Financial Condition

At June 30, 2010, the Company had a total of approximately $141,080 of cash and cash equivalents after collections of an intercompany receivable from Owlstone of approximately $517,000. Based upon the Company’s current cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds, or finding a suitable merger candidate. The Company is presently pursuing various options to generate additional funds, including, among others, financing on a senior secured basis and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through these means or obtain additional financing  through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

Our 8% senior secured convertible notes (the “Notes”) come due in December of 2010 with respect to $3,732,200 in principal amount and in 2011 with respect to an additional $3,607,500 in principal amount.  We do not presently have the cash or other assets to repay the Notes.  Our only significant asset is our shares in Owlstone and the value of those shares, based on the price recently paid by private investors in Owlstone, is less than the principal amount of the indebtedness.  Furthermore, our Owlstone shares have been pledged as security for the payment of the Notes.  Without a substantial increase in the value of the Owlstone shares, we deem it unlikely that a lender would be willing to lend us the funds needed to repay the Notes.  Accordingly, if we are unable to negotiate an extension of the maturity of the Notes or otherwise come to terms with the holders of the Notes acceptable to the Company, we may have to seek protection from creditors under the bankruptcy laws.  If so, the prospects for the Company and its stockholders will be severely limited.

The Company is actively exploring various debt and equity financing transactions. Although the Company is exploring all opportunities to improve its financial condition within the next several months, there is no assurance that these programs will be successful.

Results of Operations

Three months ended June 30, 2010 as compared with three months ended June 30, 2009:

Advance Nanotech has no revenues or operations other than those attributed to its non-controlling ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company.

The Company had a loss from operations of $1,929,549 for the three months ended June 30, 2010, compared to $1,047,124 for the comparable period in 2009, representing an increase of $882,425, or approximately 85%. The changes of which are described below.

General and administrative expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were $370,589 and $550,152, respectively, representing a decrease of $179,563, or 33%.   General and administrative expenses for the three months ended June 30, 2010 decreased primarily due to the reduction in salaries and benefits and related support services.

The Company recognized a non-cash loss for the three months ended June 30, 2010 and a non-cash gain for the three months ended June 30, 2009 of $(1,360,458) and $181,839, respectively, for the change in fair value of the warrant liability driven by the increase in the price of the Company’s common stock.

For 2010, other income included recognized non-cash income from Owlstone of $140,334 where we treat our investment under the equity method of accounting.  Other and interest income decreased by $18,101 for the same period in 2010 compared to 2009.  Cash decreased throughout 2010 as a result of the expenses related to being a public company. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the three months ended June 30, 2010 and 2009 was $245,209 and $325,007, respectively, representing a decrease of $79,798 from 2009.    In addition, the Company recognized a non-cash late registration cost of $75,471 and $108,337 for three months ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 as compared with six months ended June 30, 2009:

Advance Nanotech has no revenues or operations other than those attributed to its non-controlling ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company.

The Company had a loss from operations of $1,938,396 for the six months ended June 30, 2010, compared to $3,842,163 for the comparable period in 2009, representing a decrease of $1,903,767, or approximately 50%. The changes of which are described below.

General and administrative expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 were $471,692 and $1,049,347, respectively, representing a decrease of $577,655, or 55%.   General and administrative expenses for the six months ended June 30, 2010 decreased primarily due to the reduction in salaries and benefits and related support services.

The Company recognized a non-cash loss for the six months ended June 30, 2010 and a non-cash loss for the six months ended June 30, 2009 of $(1,323,623) and $(1,580,074), respectively, for the change in fair value of the warrant liability driven by changes in the price of the Company’s common stock.

For 2010, other income included recognized non-cash income from Owlstone of $439,494 where we treat our investment under the equity method of accounting.  Other and interest income decreased by $6,094 for the same period in 2010 compared to 2009.  Cash decreased throughout 2010 as a result of the expenses related to being a public company. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the six months ended June 30, 2010 and 2009 was $391,595 and $474,543, respectively, representing a decrease of $82,948 from 2009.    In addition, the Company recognized a non-cash late registration cost of $185,026 and $217,892 for three months ended June 30, 2010 and 2009, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2010, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the second quarter of 2010, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

No reportable events.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 3, 2010, the Company issued 1,000,000 shares of common stock to a consultant for services to the Company.  On July 2, 2010, the Company issued 600,000 shares of common stock to another consultant for services to the Company.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

August 13, 2010	ADVANCE NANOTECH, INC.

	By:	/s/ Jon Buttles
Jon Buttles
Principal Executive Officer