Form 10-Q
period 2010-09-30
Advance Nanotech, Inc.
filed 2010-11-15
CIK 354699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 75,931,411 shares as of November 12, 2010.

TABLE OF CONTENTS

		Page (s)

PART I --	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Condensed Balance Sheet as of September 30, 2010 (unaudited) and December 31, 2009	1

	Condensed Statement of Operations for the three and nine months ended September 30, 2010 and 2009 from inception (August 17, 2004) through September 30, 2010 (unaudited)	2

	Condensed Statement of Stockholders’ Equity from January 1, 2010 through September 30, 2010 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months September 30, 2010 and 2009 and from inception (August 17, 2004) through September 30, 2010 (unaudited)	4

	Notes to Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4T	CONTROLS AND PROCEDURES	22

PART II --	OTHER INFORMATION	22

ITEM 1	LEGAL PROCEEDINGS	22

ITEM 1A	RISK FACTORS	22

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	23

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	23

ITEM 4	(Removed and Reserved)	23

ITEM 5	OTHER INFORMATION	23

ITEM 6	EXHIBITS	23

	SIGNATURES	24

i

ADVANCE NANOTECH, INC.
(A Development stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,507	$4,473
Accounts receivable, net	-	43,151
Accounts receivable, related party	-	520,264
Prepaid and other current assets	22,890	27,890
Total current assets	54,397	595,778

Property, plant and equipment, net	331	4,983

Other assets:
Investments	1,391,633	1,034,966

Total assets	$1,446,361	$1,635,727

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$320,751	$384,939
Accrued expenses and other	927,358	585,069
Convertible notes payable, current portion	7,339,700	-
Capital lease obligation, current portion	-	5,318
Total current liabilities	8,587,809	975,326

Long term debt:
Convertible notes payable, long term portion	-	7,420,950
Warrant liability	490,530	588,816
Derivative liability	83,106	418,357

Total liabilities	9,161,445	9,403,449

Stockholders' deficit:
Preferred stock; $0.001 par value; 25,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock; $0.001 par value; 200,000,000 shares authorized; 71,968,871 and 60,613,314 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	71,969	60,613
Additional paid in capital	22,977,371	22,371,186
Deficit accumulated during development stage	(30,769,771)	(30,204,650)
Accumulated other comprehensive income (loss)	5,347	5,129
Total shareholders' deficit	(7,715,084)	(7,767,722)

Total liabilities and shareholders' deficit	$1,446,361	$1,635,727

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

					From Date of Inception
	Three months ended September 30,		Nine months ended September 30,		(August 17, 2004) Through
	2010	2009	2010	2009	September 30, 2010
Operating expenses:
Selling, general and administrative	$153,099	$64,936	$624,791	$1,114,283	$25,605,583
Total operating expenses	153,099	64,936	624,791	1,114,283	25,605,583

Loss from operations	(153,099)	(64,936)	(624,791)	(1,114,283)	(25,605,583)

Other income (expense)
Interest income	42	-	292	91	243,323
Grant income	-	-	-	-	198,831
Gain on sale of investment	-	-	-	-	937,836
Gain on forgiveness of accounts payable and other income	-	-	-	-	641,393
(Loss) income from investments	(82,827)		356,667	-	7,102,897
Other income (expense)	6,204	150,573	-	150,573	1,745,336
Interest expense	(154,205)	(588,533)	(545,800)	(1,063,076)	(2,901,686)
Gain (loss) on change in fair value of warrant liability	1,757,160	1,053,562	433,537	(526,512)	13,765,596
Accrued late registration rights cost	0	(109,555)	(185,026)	(327,447)	(3,070,740)

Net income (loss) before provision for income taxes	1,373,275	441,111	(565,121)	(2,880,654)	(6,942,797)

Income taxes (benefit)	-	-	-	-	-

Net income (loss) from continuing operations and non controlling interest	1,373,275	441,111	(565,121)	(2,880,654)	(6,942,797)

Non controlling interest	-	-	-	-	5,331,364

Net income (loss) from continuing operations	1,373,275	441,111	(565,121)	(2,880,654)	(1,611,433)

(Loss) from discontinued operations	-	(261,825)	-	(782,272)	(29,158,338)

NET INCOME ( LOSS) ATTRIBUTABLE TO ADVANCE NANOTECH, INC.	$1,373,275	$179,286	$(565,121)	$(3,662,926)	$(30,769,771)

Net income (loss) per common stock (basic):
Continuing operations	$0.02	$0.01	$(0.01)	$(0.05)
Discontinued operations	$-	$(0.01)	$-	$(0.01)
Total	$0.02	$-	$(0.01)	$(0.06)

Weighted average shares outstanding (basic)	71,376,758	56,481,379	67,141,862	55,715,610

Net income (loss) per common stock (fully diluted):
Continuing operations	$0.01	$0.01	$(0.01)	$(0.05)
Discontinued operations	$-	$(0.01)	$-	$(0.01)
Total	$0.01	$(0.00)	$(0.01)	$(0.06)

Weighted average shares outstanding (fully diluted)	96,825,662	56,481,379	101,060,558	55,715,610

Net loss	$1,373,275	$179,286	$(565,121)	$(3,662,926)	$(36,101,135)
Foreign currency gain (loss)	218	(122,856)	218	565,067	5,347

Comprehensive loss	1,373,493	56,430	(564,903)	(3,097,859)	(36,095,788)
Comprehensive income attributable to non controlling interest	-	(384,681)	-	72,650	5,331,364
Comprehensive loss attributable to Advance Nanotech, Inc.	$1,373,493	$441,111	$(564,903)	$(3,170,509)	$(30,764,424)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
From January 1, 2010 through September 30, 2010
(unaudited)

	ADVANCE NANOTECH, INC.
							Deficit
							Accumulated
					Additional	Other	During	Non	Total
	Preferred Stock		Common Stock		Paid in	Comprehensive	Development	controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Interest	Deficit
Balance, January 1, 2010	-	$-	60,613,314	$60,613	$22,371,186	$5,129	$(30,204,650)	$-	$(7,767,722)
Common stock issued in exchange for accrued interest	-	-	7,272,504	7,273	389,265	-	-	-	396,538
Common stock issued as compensation	-	-	3,758,053	3,758	200,995	-	-	-	204,753
Common stock issued in exchange for convertible debt	-	-	325,000	325	15,925	-	-	-	16,250
Foreign currency gain	-	-	-	-	-	218	-	-	218
Net income	-	-	-	-	-	-	(565,121)	-	(565,121)
Balance, September 30, 2010	-	$-	71,968,871	$71,969	$22,977,371	$5,347	$(30,769,771)	$-	$(7,715,084)

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			From Date of
			Inception (August 17,
	Nine months ended September 30,		2004) Through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to continuing operations	$(565,121)	$(2,880,654)	$(5,774,923)
Loss from discontinued operations	-	(782,272)	(24,994,848)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	4,652	9,531	166,661
Reserve for bad debts	43,151	-	43,151
Change in fair value of warrant and reset liabilities	(433,537)	526,512	(13,765,596)
Common stock issued for services rendered	245,358	43,000	2,968,453
Common stock issued as compensation	-	55,370	1,905,228
Common stock issued for interest on notes	291,562	203,702	370,201
Common stock issued on conversion of notes	(65,000)	179,250	180,800
Fair value of vested options issued to employees	-	-	2,426,618
Fair value of warrants issued for services	-	-	412,899
Fair value of warrants issued for short term note	-	262,674	-
Accrued late registration rights penalties	-	-	2,447,496
Gain on sale of investment	-	-	(937,836)
Forgiveness of accounts payable	-	-	(641,393)
Changes in operating assets and liabilities:
Increase in prepayments and other	5,000		5,000
Inventory		-
Decrease (increase) in accounts receivable	520,264	2,720	563,415
Decrease in grants receivable		-	-
Increase (decrease) in accounts payable	183	750,838	385,122
Increase (decrease) in accrued expenses	342,289	-	927,358
Net cash provided by (used in) continuing operating activities	388,801	(1,629,329)	(33,312,194)
Net cash used in (provided by) discontinued operating activities	-	795,648	1,076,499
Net cash provided by (used in) operating activities	388,801	(833,681)	(32,235,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Gain on deconsolidation of subsidiaries	-	-	(5,102,644)
Cash disposed with deconsolidation	-	-	(18,646)
Purchase of property, plant and equipment	-		(153,653)
Development of patent technology	-		(646,501)
Loss (income) from investments	(356,667)	-	581,687
Non controlling interest	-	-	5,939,912
Net cash (used in) provided by investing activities	(356,667)	-	600,155

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
			From Date of
			Inception (August 17,
	Nine months ended September 30,		2004) Through
	2010	2009	September 30, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital lease obligations, net	(5,318)	(6,356)	(35,362)
Proceeds from issuance of common stock, net	-	-	22,321,193
Proceeds from issuance of short term notes	-	1,332,975	1,300,000
Repayments of short term notes	-	-	(300,000)
Proceeds from issuance of convertible debentures	-	(179,250)	10,151,423
Financing fees from issuance of convertible debentures	-	(46,000)	(1,464,182)
Financing fees on merger shares issued	-	-	(425,000)
Net cash (used in) provided by financing activities from continuing operations	(5,318)	1,101,369	31,548,072
Net cash provided by financing activities of discontinued operations	-	-	1,246,766
Net cash (used in) provided by financing activities	(5,318)	1,101,369	32,794,838

Effect of exchange rates on cash and cash equivalents	218	(271,793)	(1,127,791)

Net increase (decrease) in cash and cash equivalents	27,034	(4,105)	31,507

Cash and cash equivalents, beginning of period	4,473	32,940	-
Cash and cash equivalents, end of period	$31,507	$28,835	$31,507

Supplemental disclosures of cash flow information:
Cash paid for interest and income taxes	$-	$32,934	$438,987
Common stock issued for services rendered	$245,358	$43,000	$4,810,913
Common stock issued for interest on convertible notes	$355,933	$214,291	$532,689
Conversion of amounts due on related party credit facility to common stock	$-	$-	$1,500,000
Convertible note issued in repayment of loan/accounts payable/accrual	$-	$-	$956,000
Stock options issued to employees	$-	$-	$2,426,618
Warrants issued for services	$-	$-	$412,899
Warrants issued in connection with private placement	$-	$262,675	$3,774,516
Conversion of convertible notes payable to common shares	$81,250	$179,250	$446,300
Forgiveness of accounts payable	$-	$-	$(641,393)
Accrued late registration costs	$85,025	$217,892	$2,742,076

The accompanying notes are an integral part of these unaudited condensed financial statements

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company’s SEC Form 10-K.

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

The Company is in the development stage as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is seeking to assist its minority-owned subsidiary, Owlstone Inc. (formerly Owlstone Nanotech, Inc.)  (“Owlstone”) in the commercialization of novel chemical sensor products based on its proprietary and innovative gas sensing technology.  To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2010, the Company has accumulated a deficit through its development stage of $30,769,771.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Deconsolidation

In November and December 2009, Owlstone Inc. (formerly Owlstone Nanotech Inc.) (“Owlstone”), a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors reducing the Company’s ownership interest from 82.17% to 37.81%, and subsequently to 31.26% as of September 30, 2010.  As such, the Company deconsolidated Owlstone as of October 31, 2009, the date a controlling financial interest was lost.  Operations and cash flows of Owlstone for the period of control (from January 1, 2009 through October 31, 2009), and from date of acquisition of Owlstone through October 31, 2009 have been eliminated from the accounts of the Company’s continuing operations.

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
SEPTEMBER 30, 2010
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

Expenditures for repair and maintenance which do not materially extend the useful lives of property and equipment are charged to operations.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in operations.  Management periodically reviews the carrying value of its property and equipment for impairment and at September 30, 2010 considered none of the Company’s property and equipment to be impaired.

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

At September 30, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2029	$18,000,000

Tax Asset	6,300,000
Less valuation allowance	(6,300,000)

Balance	$—

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Convertible notes payable, stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material for the nine months ended September 30, 2010 and 2009.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

The Company adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 using the modified prospective method.

As more fully described in Note 10 below, the Company granted stock options over the years to employees of the Company under its 2008 Equity Incentive Plan.  The Company did not grant non-qualified stock options to purchase common stock during the three month periods ended September 30, 2010 and 2009 under the 2008 Equity Incentive Plan.

As of September 30, 2010, there were outstanding employee stock options to purchase 11,460,718 shares of common stock, all shares of which were vested.

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

Reliance on Key Personnel and Consultants

As of September 30, 2010, the Company has no full-time employees and no part-time employees.  Additionally, there are approximately 4 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these key consultants. The loss of any of the key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Recent Accounting Pronouncements

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows at September 30, 2010 or for the three or nine months then ended.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2010, the Company incurred net losses attributable to common shareholders of $565,121, incurred net losses attributable to common shareholders of $30,769,771 from its inception on August 17, 2004 through September 30, 2010 and used $32,235,695 in cash for operating activities from its inception through September 30, 2010. These factors among others raise substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to refinance or restructure its existing indebtedness, and/or to develop profitable operations. The Company’s principal asset is its 31.26% non-controlling stake in Owlstone.  The value of the Company’s stake in Owlstone, among other factors, is directly related to Owlstone’s ability to successfully commercialize its technologies.  Owlstone’s efforts are principally focused on the development of chemical sensing products using its proprietary technology and there can be no assurance that Owlstone’s efforts will be successful.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 3 - RELATED PARTY RECEIVABLES

Related party receivables are comprised of advances to Owlstone.  The advances are informal and payable on demand.  As of September 30, 2010, there we no related party receivables outstanding.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 4 – INVESTMENT

As described in Note 1 above, Owlstone, a previous majority owned subsidiary, sold shares of its common stock in private placements to qualified investors and issued shares pursuant to other arrangements that had the effect of reducing the Company’s ownership interest from 82.17% to 31.26%.  As such, the Company deconsolidated Owlstone as of October 2009, the date a controlling financial interest was lost.

In accordance with Accounting Standards Codification subtopic 810-10, Consolidation, the Company recognized a gain on re-measurement of investment of subsidiary as of December 31, 2009 of $6,746,230 comprised of the difference between the carrying value of the investment in Owlstone and the pro rata fair value of the investment after the sale of the subsidiary’s common stock.  The Company accounts for its investment in Owlstone using the equity method of accounting. Component changes in the equity investment of Owlstone are as follows:

Carrying value of investment of Owlstone at deconsolidation	$(5,710,746)
Adjustment of investment in Owlstone to fair value at October 31, 2009	6,746,230
Pro rata income (loss) of Owlstone from November 1, 2009 to December 31, 2009 (equity method)	(518)
Balance, investment in Owlstone as of December 31, 2009	1,034,966
Pro rata loss of Owlstone from January 1, 2010 to September 30, 2010	(463,735)
Adjustment in carrying value due to sale by subsidiary of common stock to qualified investors	820,402
Balance, investment in Owlstone as of September 30, 2010	$1,391,633

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE (continued)

As of September 30, 2010, the fair value of the warrant liability for the investor warrants and the placement agent warrants issued in connection with the sale of the total $7,846,000 convertible note offering was revalued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, risk-free interest rate of 0.42% to 0.64%, the contractual life of 2.22-3.00 years and volatility of 190.65%.  In accordance with Accounting Standards Codification subtopic 815-40, the estimated fair value of the investor warrants and the placement agent warrants, in the amount of $490,530 was recorded as a liability. The Company recognized a non-cash gain of $98,286 for this revaluation for the nine month period ending September 30, 2010, which correlates to the fluctuation in the Company’s share price of its common stock for the period.

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

The fair values of the warrants of $490,530 at September 30, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions: no dividends, a risk-free interest rate of 0.42% to 0.64%, expected volatility of 190.65%, and expected warrant remaining life of between 2.22 to 3.00 years.

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

The fair value of the reset provision of $83,106 at September 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	190.65%
Risk free rate:	0.16% to 0.27%

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 7 – DERIVATIVE LIABLITIY (continued)

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

For the period ending September 30, 2010, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in net, non cash, non-operating gain of $335,250.

NOTE 8 - STOCKHOLDERS' EQUITY

Common stock

On February 12, 2008, the Company increased the number of authorized shares of the Company's common stock from 75,000,000 to 200,000,000.   At September 30, 2010 and December 31, 2009, there were 71,968,871 and 60,613,314 shares of the Company’s $0.001 par value common stock outstanding, respectively.

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

During the nine months ended September 30, 2010, the Company issued an aggregate of 7,272,504 shares of common stock as payment of accrued interest of $396,538.

During the nine months ended September 30, 2010, the Company granted 3,758,053 shares of common stock to various employees and non-employee consultants and directors pursuant to the 2008 Plan and certain contractual employment agreements. The grants vested immediately upon grant. The Company estimated that the fair market value of these stock grants was approximately $204,753.

During the nine months ended September 30, 2010, the Company issued 325,000 shares of common stock in exchange for convertible notes of $81,250.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

Preferred stock

On June 19, 2006, the Company created a class of "blank check" preferred stock, par value $0.001 per share, consisting of 25,000,000 shares. The term "blank check" preferred stock refers to stock for which the designations, preferences, conversion rights, and cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof, are determined by the Board of Directors (“Board”). As such, the Board will be entitled to authorize the creation and issuance of 25,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in the sole discretion of the Board, with no further authorization by stockholders required for the creation and issuance of the preferred stock. Any preferred stock issued would have priority over the common stock upon liquidation and might have priority rights as to dividends, voting and other features. Accordingly, the issuance of preferred stock could decrease the amount of earnings and assets allocable to or available for distribution to holders of common stock and adversely affect the rights and powers, including voting rights, of the common stock. As of September 30, 2010, there were no shares of preferred stock issued or outstanding.

NOTE 9 – OPTIONS, WARRANTS AND STOCK AWARDS

Restricted stock, stock options and warrants issued to non-employees are recorded at their fair value as determined in accordance with Accounting Standards Codification subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”) and recognized over the related service period.

Warrants

The following tables summarize disclosure information regarding warrants:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.30	22,030,671	2.37	$0.30	22,030,671	$0.30
2.00	19,300	0.24	2.00	19,300	2.00
2.07	36,232	0.27	2.07	36,232	2.07
Total	22,086,203	1.84	$0.30	22,086,203	$0.30

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	20,712,849	$0.32
Granted	2,346,671	0.30
Exercised	—	—
Canceled or expired	(60,000)	(1.94)
Outstanding at December 31, 2009	22,999,520	0.30
Granted	—	—
Exercised	—	—
Canceled or expired	(913,317)	(0.64)
Outstanding at September 30, 2010	22,086,203	$0.30

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The 2008 Plan is currently being administered by the Company's compensation committee. The compensation committee may determine the specific terms and conditions of all Awards (as defined in the 2008 Plan) granted under the 2008 Plan, including, without limitation, the number of shares subject to each Award, the price to be paid for the shares and the vesting criteria, if any. The compensation committee has discretion to make all determinations necessary or advisable for the administration of the 2008 Plan.

As of September 30, 2010, there were 23,400,640 shares that had not been issued under the 2008 Plan.

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 9 – OPTIONS, WARRANTS AND STOCK AWARDS (continued)

Options (continued)

The following tables summarize disclosure information regarding stock options:

Exercise Price	Number Outstanding	Options Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Options Exercisable Weighted Average Exercise Price
$0.25	11,340,343	8.01	$0.25	11,340,343	$0.25
2.03	120,000	0.28	2.03	120,000	2.03
60.00	125	0.70	60.00	125	60.00
80.00	250	0.09	80.00	250	80.00
Total	11,460,718	6.57	$0.28	11,460,718	$0.28

  Transactions involving the Company’s option issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2008	11,622,845	$0.39
Granted	—	—
Exercised	—	—
Canceled or expired	(21,514)	(10.64)
Outstanding at December 31, 2009	11,601,331	0.30
Granted	—	—
Exercised	—	—
Canceled or expired	(140,613)	(2.58)
Outstanding at September 30, 2010	11,460,718	$0.30

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

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 10 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	(490,530)	-	-	(490,530)
Reset derivative	(83,106)	-	-	(83,106)
Total	$(573,636)	$-	$-	$(573,636)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our convertible notes and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:

Nine Months Ended September 30, 2010
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$588,816	$418,357
Total (gains) losses
Mark-to-market at September 30, 2010:
- Convertible debt Reset Derivative		(335,251)
- Warrants issued in connection with debt	(98,286)
Transfers in and/or out of Level 3	—	—

Balance, September 30, 2010	$490,530	$83,106

Total gains for the period included in earnings relating to the liabilities held at September 30, 2010	$98,286	$335,251

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 11- COMMITMENTS AND CONTINGENCIES

Lease

As of September 30, 2010, the Company had the following lease commitments:

	Operating	Capital
Year ending December 31,	Leases	Leases
2010	12,403	-
2011	24,806	-
2012	-	-
2013	-	-
Thereafter	-	-

Amounts representing interest	-	-

Total principal payments	$37,209	$-

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

Defined Contribution Plan

The Company has a defined contribution 401(k) Plan whereby the Company can make discretionary matches to employee contributions. The Company has not made any contributions to the 401(k) Plan as of September 30, 2010.

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

On February 16, 2010, Alpha Capital Anstalt, one of the holders of the Company’s 8% Senior Secured Convertible Notes, instituted a lawsuit in the Supreme Court of the State of New York against Advance Nanotech and Owlstone claiming that Owlstone’s issuance and sale of its common stock in November of 2009 constituted a breach of the Company’s covenants contained in the subscription agreement between the Company and the plaintiff.  The lawsuit sought unspecified monetary damages, a declaratory judgment, a permanent injunction, punitive damages, costs and interest.  The case and all charges were dismissed by the Supreme Court of New York on September 2, 2010. On October 5, 2010, Alpha Capital Anstalt filed a notice of appeal with the Supreme Court of the State of New York.

ADVANCE NANOTECH, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 11- COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855, “Subsequent Events,” the Company has evaluated subsequent events through the date of filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise noted, the terms "Advance Nanotech", the "Company", "we", "us", and "our" refer to the ongoing business operations of Advance Nanotech, Inc.

Overview and Plan of Operations

Our efforts are principally focused on refinancing or restructuring our current indebtedness and assisting in the development of Owlstone, our principal asset, in which we own a non-controlling interest of 31.26%.  Owlstone’s efforts are principally focused on the development of chemical sensing products using its proprietary technology.

Material Changes in Financial Condition

At September 30, 2010, the Company had a total of approximately $31,507 of cash and cash equivalents after collections of an intercompany receivable from Owlstone of approximately $517,000. Based upon the Company’s current cash and cash equivalents on hand, the Company’s continued ability to operate is dependent upon obtaining additional funds, or finding a suitable merger candidate. The Company is presently pursuing various options to generate additional funds, including, among others, financing on a senior secured basis and raising additional capital through the sale of securities.  If the Company is unable to generate sufficient cash flow through these means or obtain additional financing  through other means to support its operations and meet its obligations, the Company will be forced to consider the further restructuring of its operations, disposition of various assets, seeking protection from its creditors, or cessation of operations and liquidation.

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

Results of Operations

Three months ended September 30, 2010 as compared with three months ended September 30, 2009:

Advance Nanotech has no revenues or operations other than those attributed to its non-controlling ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company.

The Company had net income from operations of $1,373,275 for the three months ended September 30, 2010, compared to $179,286 for the comparable period in 2009, representing an increase of $1,193,989, or approximately 665%. The changes of which are described below.

The Company recognized a non-cash gain for the three months ended September 30, 2010 and a non-cash gain for the three months ended September 30, 2009 of $1,757,160 and $1,053,562, respectively, for the change in fair value of the warrant liability driven by the increase in the price of the Company’s common stock.  This was offset by the following.

            General and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 were $153,099 and $64,936, respectively, representing a increase of $88,163, or 136%.   General and administrative expenses for the three months ended September 30, 2010 increased primarily due to the consulting and related support services.

For the three months ended September 30, 2010, other income included recognized non-cash loss from Owlstone of $(82,827) where we treat our investment under the equity method of accounting.  Other and interest income decreased by $144,327 for the same period in 2010 compared to 2009.  Cash decreased throughout 2010 as a result of the expenses related to being a public company. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the three months ended September 30, 2010 and 2009 was $154,205 and $588,533, respectively, representing a decrease of $434,328 from 2009.    In addition, the Company recognized a non-cash late registration cost of $-0- and $109,555 for three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010 as compared with nine months ended September 30, 2009:

Advance Nanotech has no revenues or operations other than those attributed to its non-controlling ownership interest in Owlstone and Advance Nanotech does not control the distribution of any Owlstone dividends.  However, Advance Nanotech has expenditures associated with being a public company.

The Company had a loss from operations of $565,121 for the nine months ended September 30, 2010, compared to $3,662,926 for the comparable period in 2009, representing a decrease of $3,097,805, or approximately 85%. The changes of which are described below.

General and administrative expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 were $624,791 and $1,114,283, respectively, representing a decrease of $489,492, or 44%.   General and administrative expenses for the nine months ended September 30, 2010 decreased primarily due to the reduction in salaries and benefits and related support services.

The Company recognized a non-cash gain for the nine months ended September 30, 2010 and a non-cash loss for the nine months ended September 30, 2009 of $433,537 and $(526,512), respectively, for the change in fair value of the warrant liability driven by changes in the price of the Company’s common stock.

For the nine months ended September 30, 2010, other income included recognized non-cash income from Owlstone of $356,667 where we treat our investment under the equity method of accounting.  Other and interest income decreased by $150,372 for the same period in 2010 compared to 2009.  Cash decreased throughout 2010 as a result of the expenses related to being a public company. All of our cash reserves had been invested in liquid securities at large financial institutions.

Interest expense for the nine months ended September 30, 2010 and 2009 was $545,800 and $1,063,076, respectively, representing a decrease of $517,276 from 2009.    In addition, the Company recognized a non-cash late registration cost of $185,026 and $327,447 for nine months ended September 30, 2010 and 2009, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2010, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer ("PEO") and Principal Financial Officer ("PFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings

ITEM 4(T). CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 16, 2010, Alpha Capital Anstalt, one of the holders of the Company’s 8% Senior Secured Convertible Notes, instituted a lawsuit in the Supreme Court of the State of New York against Advance Nanotech and Owlstone claiming that Owlstone’s issuance and sale of its common stock in November of 2009 constituted a breach of the Company’s covenants contained in the subscription agreement between the Company and the plaintiff.  The lawsuit sought unspecified monetary damages, a declaratory judgment, a permanent injunction, punitive damages, costs and interest.  The case and all charges were dismissed by the Supreme Court of New York on September 2, 2010. On October 5, 2010, Alpha Capital Anstalt filed a notice of appeal with the Supreme Court of the State of New York.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 2, 2010, the Company issued 600,000 shares of common stock to a consultant for services to the Company.  On September 30, 2010, the Company issued 250,000 shares of common stock to another consultant for services to the Company.  The issuance of the shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

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

November 15, 2010	ADVANCE NANOTECH, INC.

	By:	/s/ Jon Buttles
Jon Buttles
Principal Executive Officer